Form 10-Q
period 2010-03-31
SS&C Technologies Holdings Inc
filed 2010-05-14
CIK 1402436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34675
SS&C TECHNOLOGIES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0987913 (I.R.S. Employer Identification No.)
80 Lamberton Road
Windsor, CT 06095
(Address of principal executive offices, including zip code)
860-298-4500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 70,925,027 shares of the registrant’s common stock outstanding as of May 13, 2010.

SS&C TECHNOLOGIES HOLDINGS, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “ Risk Factors” in the Company’s prospectus dated March 30, 2010 and filed with the Securities and Exchange Commission on March 31, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SS&C TECHNOLOGIES HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$21,189	$19,055
Accounts receivable, net of allowance for doubtful accounts of $1,428 and $1,425, respectively	44,367	41,600
Prepaid expenses and other current assets	6,057	6,164
Income taxes receivable	6,539	669
Deferred income taxes	1,773	1,780

Total current assets	79,925	69,268

Property and equipment:
Leasehold improvements	5,413	5,358
Equipment, furniture, and fixtures	27,187	25,915

	32,600	31,273
Less accumulated depreciation	(18,893)	(17,237)

Net property and equipment	13,707	14,036

Deferred income taxes	331	499
Goodwill (Note 10)	900,021	885,517
Intangible and other assets, net of accumulated amortization of $126,139 and $116,670, respectively	211,117	216,321

Total assets	$1,205,101	$1,185,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$2,138	$4,270
Accounts payable	3,867	4,804
Income taxes payable	767	703
Accrued employee compensation and benefits	5,096	14,693
Other accrued expenses	13,815	16,938
Interest payable	8,029	2,070
Deferred maintenance and other revenue	50,126	40,400

Total current liabilities	83,838	83,878

Long-term debt, net of current portion (Note 6)	394,026	392,989
Other long-term liabilities	9,899	10,764
Deferred income taxes	50,253	52,023

Total liabilities	538,016	539,654

Commitments and contingencies (Note 8)
Stockholders’ equity (Note 3 and 4):
Common stock:
Class A non-voting common stock, $0.01 par value, 5,000 shares authorized; 638 shares issued and outstanding	6	—
Common stock, $0.01 par value, 100,000 shares authorized; 61,027 shares and 60,807 shares issued, respectively, and 60,540 shares and 60,400 shares outstanding, respectively	610	608
Additional paid-in capital	591,595	587,293
Accumulated other comprehensive income	25,372	16,436
Retained earnings	55,321	46,300

	672,904	650,637
Less: cost of common stock in treasury, 488 shares and 407 shares, respectively	(5,819)	(4,650)

Total stockholders’ equity	667,085	645,987

Total liabilities and stockholders’ equity	$1,205,101	$1,185,641

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Software licenses	$5,589	$5,820
Maintenance	18,019	15,540
Professional services	5,389	5,196
Software-enabled services	49,177	37,166

Total revenues	78,174	63,722

Cost of revenues:
Software licenses	1,928	2,048
Maintenance	7,997	6,474
Professional services	3,358	3,977
Software-enabled services	25,879	20,573

Total cost of revenues	39,162	33,072

Gross profit	39,012	30,650

Operating expenses:
Selling and marketing	6,152	5,228
Research and development	7,759	5,867
General and administrative	5,680	5,082

Total operating expenses	19,591	16,177

Operating income	19,421	14,473

Interest expense, net	(9,017)	(9,350)
Other (expense) income, net	(115)	557

Income before income taxes	10,289	5,680
Provision for income taxes	1,268	1,782

Net income	$9,021	$3,898

Basic earnings per share	$0.15	$0.06

Basic weighted average number of common shares outstanding	60,785	60,362

Diluted earnings per share	$0.14	$0.06

Diluted weighted average number of common and common equivalent shares outstanding	64,542	62,888

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flow from operating activities:
Net income	$9,021	$3,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,113	8,573
Amortization of loan origination costs	584	570
(Gain) loss on sale or disposition of property and equipment	(2)	2
Deferred income taxes	(2,359)	(2,089)
Stock-based compensation expense	1,350	1,269
Provision for doubtful accounts	146	349
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,178)	(4,223)
Prepaid expenses and other assets	193	208
Accounts payable	(966)	45
Accrued expenses and other liabilities	(7,156)	(3,369)
Income taxes receivable and payable	(2,989)	(3,869)
Deferred maintenance and other revenues	8,785	9,668

Net cash provided by operating activities	15,542	11,032

Cash flow from investing activities:
Additions to property and equipment	(998)	(102)
Proceeds from sale of property and equipment	52	—
Cash paid for business acquisitions, net of cash acquired	(11,372)	(3,550)
Additions to capitalized software and other intangibles	(51)	—

Net cash used in investing activities	(12,369)	(3,652)

Cash flow from financing activities:
Repayment of debt	(2,659)	(531)
Exercise of stock options	953	534
Income tax benefit related to exercise of stock options	2,009	—
Purchase of common stock for treasury	(1,169)	(657)

Net cash used in financing activities	(866)	(654)

Effect of exchange rate changes on cash and cash equivalents	(173)	(488)

Net increase in cash and cash equivalents	2,134	6,238
Cash and cash equivalents, beginning of period	19,055	29,299

Cash and cash equivalents, end of period	$21,189	$35,537

Supplemental disclosure of cash paid for:
Interest	$2,750	$1,791
Income taxes, net	$5,901	$7,817
Supplemental disclosure of non-cash investing activities:
See Note 9 for a discussion of acquisitions
See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C Technologies Holdings, Inc.’s (the “Company’s”) prospectus dated March 30, 2010 (“Prospectus”) and filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, among others. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2009 which were included in the Company’s Prospectus. The December 31, 2009 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the expected results for the full year. The results of operations for the three months ended March 31, 2010 include an adjustment of $0.3 million to reduce income tax expense related to tax attributes of prior periods.
2. The Transaction
The Company acquired SS&C Technologies, Inc. (“SS&C”) on November 23, 2005 through a merger transaction. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly owned subsidiary of the Company, into SS&C, with SS&C being the surviving company and a wholly owned subsidiary of Company (the “Transaction”).
3. Equity and Stock-based Compensation
In March 2010, the Company’s Board of Directors approved an 8.5-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend, effective as of March 10, 2010, and an increase in authorized shares to 100,000,000 shares of the Company’s common stock and 5,000,000 shares the Company’s Class A non-voting common stock, respectively. All share data as it relates to this Form 10-Q has been retroactively revised to reflect the stock split and increase in authorized shares.
In February 2010, the Company’s Board of Directors amended the 2006 equity incentive plan to provide for the conversion of the outstanding superior options granted under the plan into performance-based options that vest based on EBITDA performance in 2010 and 2011. This amendment affects 1,680,868 outstanding options.
In February 2010, the Company’s Board of Directors established SS&C’s annual EBITDA target range for 2010. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range to be $6.90. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 43.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
During the three months ended March 31, 2010, the Company recorded total stock-based compensation expense of $1.3 million, of which $1.1 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 will meet or exceed the high end of the targeted range. The annual EBITDA target for 2011 will be determined by the Company’s Board of Directors at the beginning of 2011. Time-based options represented the remaining $0.2 million of compensation expense recorded during the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Company recorded total stock-based compensation expense of $1.3 million, of which $0.1 million related to the performance-based options that were immediately vested by the Company’s Board of Directors and $0.3 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 would fall within the targeted range. Time-based options represented the remaining $0.9 million of compensation expense recorded during the three months ended March 31, 2009.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

Statements of operations classification	2010	2009
Cost of maintenance	$27	$25
Cost of professional services	46	47
Cost of software-enabled services	267	253

Total cost of revenues	340	325

Selling and marketing	208	237
Research and development	132	134
General and administrative	670	573

Total operating expenses	1,010	944

Total stock-based compensation expense	$1,350	$1,269

A summary of stock option activity as of and for the three months ended March 31, 2010 is as follows:

Shares Underlying
Options
Outstanding at January 1, 2010	12,737,559
Granted	2,019,685
Cancelled/forfeited	(25,576)
Exercised	(857,512)

Outstanding at March 31, 2010	13,874,156

4. Comprehensive Income (Loss)
Items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps qualifying as hedges, are separately classified in the financial statements. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$9,021	$3,898
Foreign currency translation gains (losses)	8,442	(7,105)
Unrealized gains on interest rate swaps, net of tax	494	351

Total comprehensive gain (loss)	$17,957	$(2,856)

5. Basic and Diluted Earnings Per Share
Earnings per share (“EPS”) is calculated in accordance with relevant accounting guidance as follows. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the fair value of common stock.
The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding	60,785	60,362
Weighted average common stock equivalents — options	3,757	2,526
Weighted average common and common equivalent shares outstanding	64,542	62,888
Options to purchase 484,216 and 314,540 shares were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.
6. Debt
At March 31, 2010 and December 31, 2009, debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Senior credit facility, revolving portion	$—	$2,000
Senior credit facility, term loan portion, weighted-average interest rate of 2.45% and 2.39%, respectively	190,989	190,032
11 3/4% senior subordinated notes due 2013	205,000	205,000
Capital leases	175	227

	396,164	397,259
Short-term borrowings and current portion of long-term debt	(2,138)	(4,270)

Long-term debt	$394,026	$392,989

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended March 31, 2010 and 2009.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $217.6 million and $217.3 million at March 31, 2010 and December 31, 2009, respectively. The carrying value of the Company’s senior credit facility approximates its fair value given the variable rate nature of the debt.
7. Derivatives and Hedging Activities
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of the accounting standard for derivative instruments and hedging activities, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest rate swaps	$1,132	$839

Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). For the three months ended March 31, 2010 and 2009, the change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Amount of gain recognized in AOCI, net of tax	$494	$351
The market value of the swaps recorded in AOCI may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity. As of March 31, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million, which expires on December 31, 2010.
The Company follows the provisions of the accounting standard for fair value measurements with respect to the valuation of its interest rate swap agreements. The fair value measurement standard clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements.
The accounting standard for fair value measurements and disclosure establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company determines the fair value of its interest rate swaps based on the amount at which each could be settled, which is referred to as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2. The fair value of the Company’s remaining interest rate swap was a liability of $3.3 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively, which are included in other accrued expenses in the accompanying condensed consolidated financial statements.
As of March 31, 2010 and December 31, 2009, the Company’s contingent consideration liability associated with TheNextRound, Inc. (“TNR”) of $1.0 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of TNR through May 2011.
8. Commitments and Contingencies
From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
9. Acquisitions
On February 3, 2010, the Company purchased substantially all of the assets and related business associated with the Geller Investment Partnership Services (“GIPS”) division of Geller & Company LLC for approximately $12.2 million in cash, plus the assumption of certain liabilities. GIPS provides accounting and reporting, performance, tax, administrative and investor services for private equity funds, funds of hedge funds and limited partners that invest in alternatives.
The net assets and results of operations of GIPS have been included in the Company’s consolidated financial statements from February 4, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of customer relationships and contracts, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The contractual relationships are amortized over approximately six years, the estimated life of the asset. A portion of the purchase price is attributed to the settlement of a $1.0 million liability associated with the Company’s acquisition of TNR. The remainder of the purchase price was allocated to goodwill.

The following summarizes the preliminary allocation of the purchase price, net of the $1.0 million described above, for the acquisition of GIPS (in thousands):

Accounts receivable	$1,680
Tangible assets acquired, net of cash received	32
Acquired customer relationships and contracts	2,500
Goodwill	8,404
Deferred revenue	(1,126)
Other liabilities assumed	(118)

Consideration paid, net of cash received	$11,372

The Company reported revenues of $1.1 million from GIPS from the acquisition date through March 31, 2010. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of GIPS, Tradeware, TNR, MAXIMIS, and Evare occurred on January 1, 2009. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2010	2009
Revenues	$78,830	$75,492
Net income	$9,097	$4,444

Basic earnings per share	$0.15	$0.07
Basic weighted average number of common shares outstanding	60,785	60,362
Diluted earnings per share	$0.14	$0.07
Diluted weighted average number of common and common equivalent shares outstanding	64,542	62,888
10. Goodwill
The change in carrying value of goodwill for the three months ended March 31, 2010 was as follows (in thousands):

Balance at December 31, 2009	$885,517
2010 acquisitions	8,404
Income tax benefit on rollover options exercised	(2,753)
Effect of foreign currency translation	8,853

Balance at March 31, 2010	$900,021

11. Product and Geographic Sales Information
The Company operates in one reportable segment. The Company attributes net sales to an individual country based upon location of the customer. The Company manages its business primarily on a geographic basis. The Company’s geographic regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
Revenues by geography were (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$52,116	$40,930
Canada	11,685	9,716
Americas excluding United States and Canada	1,001	2,278
Europe	11,397	9,472
Asia Pacific and Japan	1,975	1,326

	$78,174	$63,722

Revenues by product group were (in thousands):

	Three Months Ended March 31,
	2010	2009
Portfolio management/accounting	$62,225	$51,390
Trading/treasury operations	9,920	6,118
Financial modeling	2,346	2,099
Loan management/accounting	949	1,268
Property management	1,190	1,269
Money market processing	906	833
Training	638	745

	$78,174	$63,722

12. Subsequent Events
On March 31, 2010, the Company announced the initial public offering (“IPO”) of its common stock at an offering price of $15.00 per share. The IPO included 8,225,000 newly issued shares of common stock and 2,500,000 existing shares of the Company’s common stock sold by selling stockholders. On April 9, 2010, the Company announced that the underwriters of the IPO exercised their option to purchase an additional 1,608,750 shares of the Company’s common stock to cover over-allotments. In April 2010, the Company received total net proceeds from the offering, including the over-allotment, of approximately $134.8 million, none of which relates to proceeds from the sale of shares by the selling stockholders or the aggregate exercise price of stock options exercised by selling stockholders. If the IPO had been effected on January 1, 2010, the pro forma basic and diluted net income per share would have been $0.13 and $0.12, respectively, for the three months ended March 31, 2010.
In April 2010, SS&C issued a notice of redemption for $71.75 million in principal amount of its outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010.
In April 2010, the Company authorized 5,000,000 shares of preferred stock with a $0.01 par value per share.
13. Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and the Company adopted these new requirements upon issuance of this guidance.
In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. It also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, the guidance clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. The Company adopted the new disclosure requirements effective January 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Prospectus9. Our critical accounting policies are described in the Prospectus and include:
-	Revenue Recognition

-	Allowance for Doubtful Accounts

-	Long-Lived Assets, Intangible Assets and Goodwill

-	Acquisition Accounting

-	Income Taxes

-	Stock-Based Compensation
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months ended March 31,		Percentage
	2010	2009	Change
Revenues:
Software licenses	$5,589	$5,820	-4%
Maintenance	18,019	15,540	16%
Professional services	5,389	5,196	4%
Software-enabled services	49,177	37,166	32%

Total revenues	$78,174	$63,722	23%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended March 31,
	2010	2009
Revenues:
Software licenses	7%	9%
Maintenance	23%	25%
Professional services	7%	8%
Software-enabled services	63%	58%

Total revenues	100%	100%

Revenues
Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues. As a general matter, our software license and professional services revenues tend to fluctuate based on the number of new licensing clients, while fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as the number of outsourced transactions provided to our existing clients and total assets under management in our clients’ portfolios. Maintenance revenues vary based on the rate by which we add or lose maintenance clients over time and, to a lesser extent, on the annual increases in maintenance fees, which are generally tied to the consumer price index.
Revenues for the three months ended March 31, 2010 were $78.2 million compared to $63.7 million for the same period in 2009. The revenue increase of $14.5 million, or 23%, was primarily a result of revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR in November 2009, Tradeware in December 2009, and GIPS in February 2010, which added $10.9 million in revenues in the aggregate and a $1.0 million increase in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. The favorable impact from foreign currency translation accounted for $2.6 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro.
Software Licenses. Software license revenues were $5.6 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in software license revenues of $0.2 million was primarily due to a decrease of $0.9 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $0.6 million, and a favorable impact from foreign currency translation of $0.1 million. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended March 31, 2010, the average size and number of perpetual license transactions was consistent with those for the three months ended March 31, 2009, while revenues from term licenses decreased from the prior year period. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $18.0 million and $15.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in maintenance revenues of $2.5 million, or 16%, was primarily due to revenue from acquisitions, which contributed $2.7 million in the aggregate, and a favorable impact from foreign currency translation of $0.3 million. These increases were partially offset by decreases in organic maintenance revenues of $0.5 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.4 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $0.2 million was primarily due to revenues from acquisitions, which contributed $0.8 million in the aggregate, and a favorable impact from foreign currency translation of $0.2 million, partially offset by a decrease of $0.8 million in organic professional services revenues. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $49.2 million and $37.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in software-enabled services revenues of $12.0 million, or 32%, was primarily due to revenue from acquisitions, which contributed $6.7 million, an increase of $3.3 million in organic software-enabled services revenues and a favorable impact from foreign currency translation of $2.0 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
The total cost of revenues was $39.2 million and $33.1 million for the three months ended March 31, 2010 and 2009, respectively. The gross margin was 50% for the three months ended March 31, 2010 compared to 48% for the comparable period in 2009. Our costs of revenues increased by $6.1 million, or 18%, primarily as a result of acquisitions, which added costs of revenues of $5.4 million and an increase in costs of $1.3 million related to foreign currency translation, partially offset by a reduction of $0.6 million in costs to support organic revenue growth.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.9 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.2 million in amortization expense under the percent of cash flows method, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction, partially offset by amortization expense of $0.1 million related to acquisitions. Cost of software license revenues as a percentage of such revenues was 34% and 35% for the 2010 and 2009 periods, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.0 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of maintenance revenues of $1.5 million, or 24%, was primarily due to acquisitions, which added $1.2 million in costs, an increase in costs of $0.2 million related to foreign currency translation, and an additional amortization expense of $0.2 million as a result of increasing cash flows. These increases were partially offset by a decrease in other costs to support organic maintenance revenues of $0.1 million. Cost of maintenance revenues as a percentage of these revenues was 44% for the three months ended March 31, 2010 compared to 42% for the three months ended March 31, 2009.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.4 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in costs of professional services revenues of $0.6 million, or 16%, was primarily related to a reduction of $1.3 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $0.5 million in costs, and an increase in costs of $0.2 million related to foreign currency translation. Cost of professional services revenues as a percentage of these revenues was 62% for the three months ended March 31, 2010 compared to 77% for the three months ended March 31, 2009.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $25.9 million and $20.6 million for the three months ended March 31, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues of $5.3 million, or 26%, was primarily related to our acquisitions, which added $3.6 million in costs, an increase in costs of $0.9 million related to foreign currency translation and an increase of $0.8 million in costs to support the growth of organic software-enabled services revenues. Cost of software-enabled services revenues as a percentage of these revenues was 53% for the three months ended March 31, 2010 compared to 55% for the three months ended March 31, 2009.
Operating Expenses
Total operating expenses were $19.6 million and $16.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in total operating expenses of $3.4 million, or 21%, was primarily due to our acquisitions of Evare, MAXIMIS, TNR, Tradeware, and GIPS, which added $2.8 million in costs, and an increase in costs of $0.6 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 25% for each of the three-month periods ended March 31, 2010 and 2009.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $6.2 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively, representing 8% of total revenues in those periods. The increase in selling and marketing expenses of $1.0 million, or 18%, was primarily related to our acquisitions, which added $0.9 million in costs, and an increase in costs of $0.2 million related to foreign currency translation, partially offset by a decrease in costs of $0.1 million.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $7.8 million and $5.9 million for the three months ended March 31, 2010 and 2009, respectively, representing 10% and 9% of total revenues in those periods, respectively. The increase in research and development expenses of $1.9 million, or 32%, was primarily related to our acquisitions, which added $1.3 million in costs, an increase in costs of $0.3 million related to foreign currency translation, and an increase of $0.3 million in costs to support organic revenue growth.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.7 million and $5.1 million for the three months ended March 31, 2010 and 2009, respectively, representing 7% and 8% of total revenues in those periods, respectively. The increase in general and administrative expenses of $0.6 million, or 12%, was primarily related to our acquisitions, which added $0.6 million in costs, and an increase in costs of $0.1 million related to foreign currency translation, partially offset by a decrease of $0.1 million in other general and administrative costs.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2010 and 2009 was $9.0 million and $9.4 million, respectively, and primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense of $0.4 million was due to a decrease in outstanding debt as principal payments are made and lower average interest rates for the period.
Other (Expense) Income, Net. Other expense, net for the three months ended March 31, 2010 consists primarily of foreign currency losses. Other income, net for the three months ended March 31, 2009 consisted primarily of foreign currency gains.
Provision for Income Taxes. We had effective tax rates of 12.3% and 31.4% for the three months ended March 31, 2010 and 2009, respectively. The expected effective tax rate for the year ended December 31, 2010 is forecasted to be between 25% and 30%. The difference between the March 31, 2010 effective tax rate and the forecasted tax rate for the year ended December 31, 2010 is attributable to a release of uncertain income tax positions, refunds and enacted rate changes.
Liquidity and Capital Resources
Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations and availability under the revolving credit portion of our senior credit facilities to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.
Our cash and cash equivalents at March 31, 2010 were $21.2 million, an increase of $2.1 million from $19.1 million at December 31, 2009. Cash provided by operations was partially offset by net repayments of debt, cash used for an acquisition and capital expenditures.
Net cash provided by operating activities was $15.5 million for the three months ended March 31, 2010. Cash provided by operating activities was primarily due to net income of $9.0 million adjusted for non-cash items of $9.8 million, partially offset by changes in our working capital accounts totaling $3.3 million. The changes in our working capital accounts were driven by an increase in accounts receivable and income taxes receivable and payable, and decreases in accrued expenses and other liabilities and accounts payable, partially offset by an increase in deferred revenues. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to the increase in revenue, partially offset by an improvement in days’ sales outstanding. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses, offset in part by an increase in interest payable related to our notes.
Investing activities used net cash of $12.4 million for the three months ended March 31, 2010, primarily related to $11.4 million cash paid for our acquisition of GIPS and $1.0 million cash paid for capital expenditures.
Financing activities used net cash of $0.9 million for the three months ended March 31, 2010, representing $2.7 million in net repayments of debt under our senior credit facilities and $1.2 million for the repurchase of our common stock in connection with stock option exercises, partially offset by income tax windfall benefits of $2.0 million related to the exercise of stock options and proceeds of $1.0 million from stock option exercises.
In April 2010, we received IPO proceeds of $134.8 million, a portion of which SS&C will use to pay down $71.75 million in principal amount of the outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on or about May 24, 2010.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
SS&C’s borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, SS&C pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. SS&C is obligated to make quarterly principal payments on the term loan totaling $2.0 million per year. Subject to certain exceptions, thresholds and other limitations, SS&C is required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on SS&C reaching certain leverage ratio thresholds.
The obligations under SS&C’s senior credit facilities are guaranteed by us and all of SS&C’s existing and future material wholly-owned U.S. subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by us, SS&C and each of SS&C’s U.S. and Canadian subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations under the senior credit facilities are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by us, SS&C and each of SS&C’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in SS&C’s credit agreement) and all of our and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by us, SS&C and each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of our and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. SS&C was in compliance with all covenants at March 31, 2010.
11 3/4% Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.
The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In April 2010, SS&C issued a notice of redemption for $71.75 million in principal amount of our outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest.
The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2010, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the senior credit facilities, which are material facilities supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the senior credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratios and other financial condition tests contained in the senior credit facilities.
Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.
The breach of covenants in the senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under our indenture. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.
Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the senior credit facilities require that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in the senior credit facilities.

			Twelve
			Months Ended
	Three Months Ended March 31,		March 31,
	2010	2009	2010
Net income	$9,021	$3,898	$24,141
Interest expense	9,017	9,350	36,530
Income taxes	1,268	1,782	9,290
Depreciation and amortization	10,113	8,573	37,568

EBITDA	29,419	23,603	107,529
Purchase accounting adjustments (1)	23	(51)	(19)
Unusual or non-recurring charges (2)	351	(472)	2,813
Acquired EBITDA and cost savings (3)	192	221	7,021
Stock-based compensation	1,350	1,269	5,688
Capital-based taxes	226	334	687
Other (4)	206	345	1,062

Consolidated EBITDA	$31,767	$25,249	$124,781

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, expenses related to the withdrawn public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
The covenant restricting capital expenditures for the year ending December 31, 2010 limits expenditures to $25.5 million. Actual capital expenditures through March 31, 2010 were $1.0 million. The covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended March 31, 2010 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	5.50x	3.01x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25x	3.65x
Recent Accounting Pronouncements
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and we adopted these new requirements upon issuance of this guidance.
In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. It also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, the guidance clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. We adopted the new disclosure requirements effective January 1, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
At March 31, 2010, excluding capital leases, we had total debt of $396.0 million, including $191.0 million of variable interest rate debt. We have an interest rate swap agreement with a notional value of $100 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.
At March 31, 2010, $43.3 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
During 2009, approximately 36% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income (expense). These outstanding amounts have been reduced during 2009 and we do not believe that our foreign currency transaction gains or losses will be material during 2010. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
Risks relating to our business
Our business is greatly affected by changes in the state of the general economy and the financial markets, and a prolonged downturn in the general economy or the financial services industry could disproportionately affect the demand for our products and services.
The systemic impact of a potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both western and emerging economies. These unfavorable changes in economic conditions, as well as declining consumer confidence, inflation, recession or other factors, have caused and could continue to cause our clients or prospective clients to delay or reduce purchases of our products, and our revenues could be adversely affected. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues. These unfavorable conditions could also make it difficult for our clients to obtain credit on reasonable terms or at all, preventing them from making desired purchases of our products and services. Further, the current challenging economic conditions also may impair the ability of our clients to pay for products they have purchased and, as a result, our reserves, allowances for doubtful accounts and write-offs of accounts receivable could increase. We cannot predict the timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Continued turbulence in the U.S. and international markets and prolonged declines in business consumer spending could materially adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients.
Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry, including the current economic crisis, could disproportionately affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:
•	cancel or reduce planned expenditures for our products and services;

•	process fewer transactions through our software-enabled services;

•	seek to lower their costs by renegotiating their contracts with us;

•	move their IT solutions in-house;

•	switch to lower-priced solutions provided by our competitors; or

•	exit the industry.
If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations to the holders of our 11 3/4% senior subordinated notes due 2013, which we refer to as the notes or senior subordinated notes, and our other lenders, could be materially adversely affected.
Further or accelerated consolidations and failures in the financial services industry could adversely affect our results of operations due to a resulting decline in demand for our products and services.
If banks and financial services firms fail or continue to consolidate, there could be a decline in demand for our products and services. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our revenues.
If we are unable to retain and attract clients, our revenues and net income would remain stagnant or decline.
If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:
•	the level of demand for our products and services;

•	the level of client spending for information technology;

•	the level of competition from internal client solutions and from other vendors;

•	the quality of our client service;

•	our ability to update our products and services and develop new products and services needed by clients;

•	our ability to understand the organization and processes of our clients; and

•	our ability to integrate and manage acquired businesses.
We face significant competition with respect to our products and services, which may result in price reductions, reduced gross margins or loss of market share.
The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms.
Some of our current and potential competitors have significantly greater financial, technical, distribution and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our business may not grow as expected and may decline.
Catastrophic events may adversely affect our ability to provide, our clients’ ability to use, and the demand for, our products and services, which may disrupt our business and cause a decline in revenues.
A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct impact is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could cause a decline in our revenues.
Our software-enabled services may be subject to disruptions that could adversely affect our reputation and our business.
Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our clients may leave, our reputation may be tarnished, and client dissatisfaction and lost business may result.
We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management.
We have made and intend in the future to make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets.
Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner. Successful integration in the rapidly changing financial services software and services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:
•	combine operations, facilities and differing firm cultures;

•	retain the clients or employees of acquired entities;

•	generate market demand for new products and services;

•	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations;

•	integrate the technical teams of these companies with our engineering organization;

•	incorporate acquired technologies and products into our current and future product lines; and

•	integrate the products and services of these companies with our business, where we do not have distribution, marketing or support experience for these products and services.
Integration may not be smooth or successful. The inability of management to successfully integrate the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Such acquisitions may also place a significant strain on our administrative, operational, financial and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations and a decrease in the quality of work and innovation of our employees.
We expect that our operating results, including our profit margins and profitability, may fluctuate over time.
Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. Additional factors that may lead to such fluctuation include:
•	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;

•	the lengthy and often unpredictable sales cycles of large client engagements;

•	the amount and timing of our operating costs and other expenses;

•	the financial health of our clients;

•	changes in the value of assets under our clients’ management;

•	cancellations of maintenance and/or software-enabled services arrangements by our clients;

•	changes in local, national and international regulatory requirements;

•	changes in our personnel;

•	implementation of our licensing contracts and software-enabled services arrangements;

•	changes in economic and financial market conditions; and

•	changes in the mix in the types of products and services we provide.
If we cannot attract, train and retain qualified managerial, technical and sales personnel, we may not be able to provide adequate technical expertise and customer service to our clients or maintain focus on our business strategy.
We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our Chief Executive Officer and Chairman of the Board of Directors. Losing the services of one or more members of our senior management could significantly delay or prevent the achievement of our business objectives. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officers or managers.
Our success is also dependent upon our ability to attract, train and retain highly skilled technical and sales personnel. Loss of the services of these employees could materially affect our operations. Competition for qualified technical personnel in the software industry is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations.
Locating candidates with the appropriate qualifications, particularly in the desired geographic location and with the necessary subject matter expertise, is difficult. Our failure to attract and retain a sufficient number of highly skilled employees could prevent us from developing and servicing our products at the same levels as our competitors and we may, therefore, lose potential clients and suffer a decline in revenues.
If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.
Our success and ability to compete depends in part upon our ability to protect our proprietary technology. We rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for some of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information, and third parties may assert ownership rights in our proprietary technology.
Existing patent and copyright laws afford only limited protection. Others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. There are many patents in the financial services field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. These claims, if successful, could result in a material loss of our intellectual property rights. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.

We incorporate open source software into a limited number of our software solutions. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.
We have acquired and may acquire important technology rights through our acquisitions and have often incorporated and may incorporate features of this technology across many products and services. As a result, we are subject to the above risks and the additional risk that the seller of the technology rights may not have appropriately protected the intellectual property rights we acquired. Indemnification and other rights under applicable acquisition documents are limited in term and scope and therefore provide us with only limited protection.
In addition, we currently use certain third-party software in providing some of our products and services, such as industry standard databases and report writers. If we lost our licenses to use such software or if such licenses were found to infringe upon the rights of others, we would need to seek alternative means of obtaining the licensed software to continue to provide our products or services. Our inability to replace such software, or to replace such software in a timely manner, could have a negative impact on our operations and financial results.
We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs, which, in turn, could reduce or eliminate profits.
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property rights, including patents, trademarks and copyrights. From time to time we have received notices claiming our technology may infringe third-party intellectual property rights. Any parties asserting that our products or services infringe upon their proprietary rights could force us to defend ourselves and possibly our clients against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.
Our failure to continue to derive substantial revenues from the licensing of, or the provision of software-enabled services related to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software, and the provision of maintenance and professional services in support of such licensed software, could adversely affect our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 54% of our revenues for the year ended December 31, 2009. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
We may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements, and our inability to introduce new products and services could result in a loss of market share.
Rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our software products is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Our ability to keep up with technology and business and regulatory changes is subject to a number of risks, including that:
•	we may find it difficult or costly to update our services and software and to develop new products and services quickly enough to meet our clients’ needs;

•	we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed operating systems;

•	we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, regulatory and other developments in the industries where our clients operate; and

•	we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.
Our failure to enhance our existing products and services and to develop and introduce new products and services to promptly address the needs of the financial markets could adversely affect our business and results of operations.
Undetected software design defects, errors or failures may result in loss of our clients’ data, litigation against us and harm to our reputation and business.
Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in data unavailability, loss or corruption of client assets, litigation and other claims for damages against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from ongoing operations of the company. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.
Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.
For the years ended December 31, 2007, 2008 and 2009, international revenues accounted for 41%, 39% and 36%, respectively, of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:
•	changes in a specific country’s or region’s political or economic condition;

•	difficulties in obtaining U.S. export licenses;

•	potentially longer payment cycles;

•	increased costs associated with maintaining international marketing efforts;

•	foreign currency fluctuations;

•	the introduction of non-tariff barriers and higher duty rates;

•	foreign regulatory compliance; and

•	difficulties in enforcement of third-party contractual obligations and intellectual property rights.
Such factors could have a material adverse effect on our ability to meet our growth and revenue projections and negatively affect our results of operations.
Risks relating to our indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our 11 3 / 4% senior subordinated notes due 2013 and our senior credit facilities.
We have incurred a significant amount of indebtedness. As of March 31, 2010, we had total indebtedness of

$396.2 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $205.0 million of 11 3 / 4% senior subordinated notes due 2013, $191.0 million of secured indebtedness under our term loan B facility and $0.2 million of capital leases.
Our substantial indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our notes and our senior credit facilities;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our senior credit facilities are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
In addition, the indenture governing the notes and the agreement governing our senior credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
We are currently obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $35 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing the notes and our senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our senior credit facilities permit additional borrowing, including borrowing up to $75.0 million under our revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
Restrictive covenants in the indenture governing the notes and the agreement governing our senior credit facilities may restrict our ability to pursue our business strategies.
The indenture governing the notes and the agreement governing our senior credit facilities limit SS&C’s ability, among other things, to:

•	incur additional indebtedness;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting SS&C’s restricted subsidiaries;

•	pay dividends;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of SS&C’s assets;

•	make strategic acquisitions;

•	enter into transactions with SS&C’s affiliates;

•	incur liens; and

•	designate any of SS&C’s subsidiaries as unrestricted subsidiaries.
In addition, our senior credit facilities include other covenants which, subject to permitted exceptions, prohibit us from making capital expenditures in excess of certain thresholds, making investments, loans and other advances, engaging in sale-leaseback transactions, entering into speculative hedging agreements, and prepaying our other indebtedness while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios, particularly a leverage ratio and an interest coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. See “Description of certain indebtedness—Senior credit facilities” for additional information.
The restrictions contained in the indenture governing the notes and the agreement governing our senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facilities. If a default occurs, the lenders under our senior credit facilities may elect to:
•	declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or

•	prevent us from making payments on the notes,
either of which would result in an event of default under the notes. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facilities also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior credit facilities and the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the notes.
Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or that restrictions in our senior credit facilities will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the notes.
We are a holding company with no operations or assets of our own and our ability to pay dividends is limited or otherwise restricted.
We have no direct operations and no significant assets other than the stock of SS&C. Our ability to pay dividends is limited by our status as a holding company and by the terms of the indenture governing our notes and the agreement governing our senior credit facilities, which significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. See “Risk factors—Risks relating to our indebtedness—Restrictive covenants in the indenture governing the notes and the agreement governing our senior credit facilities may restrict our ability to pursue our business strategies.” Moreover, even in the absence of any such restrictions, none of our subsidiaries is obligated to make funds available to us for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to us. Also, we have no ability to do acquisitions or conduct other business activities directly. These limitations could reduce our attractiveness to investors.
Risks relating to ownership of our common stock
An active trading market for our common stock may not develop, and you may not be able to sell your common stock at or above the price at which you purchased them.
We have a limited history as a public company. An active trading market for shares of our common stock may never develop or be sustained. In the absence of an active trading market for shares of our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell.
If equity research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
The market price of our common stock may be volatile.
The market price of our common stock could be subject to significant fluctuations, and it may decline below the price at which you purchased it. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements our stockholders entered into with the underwriters of our initial public offering, or IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2010, 58,224,433 shares of common stock are subject to a 180-day contractual lock-up (which began on the pricing of the IPO on March 30, 2010) with the underwriters. These shares will be able to be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the 180-day lock-up period. JP Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., acting as co-representatives of the underwriters, may permit our officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
In addition, as of March 31, 2010, there were 13,322,430 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 58.2 million shares of our common stock as of March 31, 2010, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.
A few significant stockholders control the direction of our business. If the ownership of our common stock continues to be highly concentrated, it will prevent you and other stockholders from influencing significant corporate decisions.
Following the completion of the IPO, investment funds affiliated with Carlyle beneficially own approximately 61.4% of our common stock, and William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 24.7% of our common stock. We are also party to a stockholders agreement with Carlyle and Mr. Stone, pursuant to which Carlyle and Mr. Stone have agreed to vote in favor of nominees to our board of directors nominated by each other. As a result, Carlyle and Mr. Stone will continue to exercise control over matters requiring stockholder approval and our policy and affairs.
The presence of Carlyle’s nominees on our board of directors may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of our existing stockholders may conflict with the interests of our other stockholders. Additionally, Carlyle and its affiliates are in the business of making investments in companies, and from time to time acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours.
Our management has broad discretion over the use of our existing cash resources and might not use such funds in ways that increase the value of our common stock.
Our management will continue to have broad discretion to use our cash resources. Our management might not apply these cash resources in ways that increase the value of our common stock.
Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•	limitations on the removal of directors;

•	a classified board of directors so that not all members of our board are elected at one time;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to call special meetings;

•	the ability of our board of directors to make, alter or repeal our bylaws;

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and

•	a prohibition on stockholders from acting by written consent if William C. Stone, investment funds affiliated with Carlyle, and certain transferees of Carlyle cease to collectively hold a majority of our outstanding common stock.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
As a result of our operating as a public company, our management is required to devote significant time to public company compliance requirements. This may divert management’s attention from the growth and operation of the business.
The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Select Market, impose a number of requirements on public companies, including provisions regarding corporate governance practices. Our management and other personnel devote a significant amount of time to these compliance initiatives. Moreover, these rules and regulations will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From January 1, 2010 through March 31, 2010, we have granted (1) stock options to purchase an aggregate of 404,600 shares of our common stock, with exercise prices of $14.53 per share, to employees pursuant to our 2006 equity incentive plan, and (2) stock options to purchase an aggregate of 1,615,085 shares of our common stock, with exercise prices of $14.53 per share, to employees pursuant to our 2008 stock incentive plan. From January 1, 2010 to March 31, 2010, our employees exercised options to purchase 857,512 shares of our common stock, including 637,500 shares of our Class A non-voting common stock, at an average purchase price of $1.11 per share for an aggregate purchase price of $952,657.
In March 2010, we granted 153,846 shares of our restricted Class A non-voting stock to our chief executive officer, which restricted stock vests over a period of three years from the first board meeting after the March 2010 amendment and restatement of our chief executive officer’s employment agreement.
No underwriters were involved in the foregoing sales of securities. These securities were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act or pursuant to Section 4(2) under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
All of the foregoing securities, other than shares sold in our IPO, are deemed restricted securities for purposes of the Securities Act, and all certificates representing such securities included appropriate legends setting forth that such securities had not been registered and the applicable restrictions on transfer.
(b) Use of Proceeds from Public Offering of Common Stock
On April 6, 2010, we closed our IPO, in which 10,725,000 shares of common stock were sold at a price to the public of $15.00 per share. We sold 8,225,000 shares of our common stock in the offering and selling stockholders sold 2,500,000 of the shares of common stock in the offering. On April 13, 2010, we sold 1,608,750 shares of our common to the underwriters pursuant to the over-allotment option. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was approximately $185.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-164043), which was declared effective by the SEC on March 30, 2010. The offering commenced as of March 30, 2010 and did not terminate before all of the securities registered in the registration statement were sold. J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. acted as co-representatives of the underwriters. We raised approximately $134.8 million in net proceeds from shares sold by us in the offering after deducting underwriting discounts and commissions of $10.3 million and other estimated offering costs of $2.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). On April 26, 2010, SS&C Technologies, Inc., our wholly-owned subsidiary, announced the issuance of a redemption notice with respect to its 11 3/4% Senior Subordinated Notes due 2013, and we intend to use a portion of the net proceeds from our IPO to complete the redemption.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.
Date: May 14, 2010	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 Form 8-K”)

10.2	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 Form 8-K

10.3	Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “S-1”)

10.4	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the S-1

10.5	Assumption Agreement, dated as of April 12, 2010, by Tradeware Global Corp. in favor of JPMorgan Chase Bank is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on April 15, 2010 (File No. 000-28430) (the “April 15, 2010 Form 8-K”)

10.6	Fourth Supplemental Indenture, dated as of April 12, 2010, among SS&C Technologies, Inc., Tradeware Global Corp. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the April 15, 2010 8-K

10.7	Note Guarantee by Tradeware Global Corp. is incorporated herein by reference to Exhibit 10.3 to the April 15, 2010 8-K

10.8	Joinder Agreement, dated as of April 12, 2010, executed and delivered by Tradeware Global Corp. is incorporated herein by reference to Exhibit 10.4 to the April 15, 2010 8-K

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002