Form 10-Q
period 2010-09-30
SS&C Technologies Holdings Inc
filed 2010-11-10
CIK 1402436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 72,271,462 shares of the registrant’s common stock outstanding as of November 8, 2010.

SS&C TECHNOLOGIES HOLDINGS, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$86,975	$19,055
Accounts receivable, net of allowance for doubtful accounts of $1,981 and $1,425, respectively	44,834	41,600
Prepaid expenses and other current assets	5,950	6,164
Prepaid income taxes	6,282	669
Deferred income taxes	1,467	1,780

Total current assets	145,508	69,268

Property and equipment:
Leasehold improvements	5,363	5,358
Equipment, furniture, and fixtures	28,754	25,915

	34,117	31,273
Less accumulated depreciation	(20,953)	(17,237)

Net property and equipment	13,164	14,036

Deferred income taxes	649	499
Goodwill (Note 10)	895,182	885,517
Intangible and other assets, net of accumulated amortization of $143,291 and $116,670, respectively	191,136	216,321

Total assets	$1,245,639	$1,185,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,719	$4,270
Accounts payable	2,666	4,804
Income taxes payable	—	703
Accrued employee compensation and benefits	12,654	14,693
Other accrued expenses	10,530	16,938
Interest payable	5,219	2,070
Deferred maintenance and other revenue	41,656	40,400

Total current liabilities	74,444	83,878

Long-term debt, net of current portion (Note 6)	288,685	392,989
Other long-term liabilities	13,570	12,779
Deferred income taxes	40,451	50,008

Total liabilities	417,150	539,654

Commitments and contingencies (Note 8)
Stockholders’ equity (Notes 3 and 4):
Common stock:
Class A non-voting common stock, $0.01 par value, 5,000 shares authorized; 638 shares issued and outstanding	6	—
Common stock, $0.01 par value, 100,000 shares authorized; 71,773 shares and 60,807 shares issued, respectively, and 71,285 shares and 60,400 shares outstanding, respectively	718	608
Additional paid-in capital	740,304	587,293
Accumulated other comprehensive income	23,743	16,436
Retained earnings	69,537	46,300

	834,308	650,637
Less: cost of common stock in treasury, 488 shares and 407 shares, respectively	(5,819)	(4,650)

Total stockholders’ equity	828,489	645,987

Total liabilities and stockholders’ equity	$1,245,639	$1,185,641

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Software licenses	$5,966	$5,829	$17,629	$15,632
Maintenance	18,294	16,959	54,130	48,565
Professional services	4,896	4,283	15,384	14,872
Software-enabled services	53,847	41,826	155,652	120,801

Total revenues	83,003	68,897	242,795	199,870

Cost of revenues:
Software licenses	1,918	2,133	5,754	6,304
Maintenance	8,224	7,025	24,305	20,352
Professional services	3,625	3,170	10,243	10,659
Software-enabled services	28,570	22,473	82,137	65,079

Total cost of revenues	42,337	34,801	122,439	102,394

Gross profit	40,666	34,096	120,356	97,476

Operating expenses:
Selling and marketing	6,275	4,962	18,910	15,229
Research and development	7,867	6,969	23,486	19,593
General and administrative	6,939	4,502	19,165	14,683

Total operating expenses	21,081	16,433	61,561	49,505

Operating income	19,585	17,663	58,795	47,971

Interest expense, net	(6,743)	(9,147)	(23,818)	(27,791)
Other income (expense), net	653	(334)	653	(1,256)
Loss on extinguishment of debt	—	—	(5,480)	—

Income before income taxes	13,495	8,182	30,150	18,924
Provision for income taxes	3,641	2,575	6,913	5,928

Net income	$9,854	$5,607	$23,237	$12,996

Basic earnings per share	$0.14	$0.09	$0.34	$0.22

Basic weighted average number of common shares outstanding	71,889	60,388	67,919	60,378

Diluted earnings per share	$0.13	$0.09	$0.32	$0.21

Diluted weighted average number of common and common equivalent shares outstanding	75,441	63,339	71,499	63,132

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities:
Net income	$23,237	$12,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,356	26,707
Amortization of loan origination costs	2,896	1,724
(Gain) loss on sale or disposition of property and equipment	(1)	13
Deferred income taxes	(12,467)	(8,727)
Stock-based compensation expense	9,181	4,363
Provision for doubtful accounts	580	300
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2,009)	2,594
Prepaid expenses and other assets	80	132
Accounts payable	(2,151)	(184)
Accrued expenses and other liabilities	90	3,491
Income taxes prepaid and payable	(2,392)	(2,224)
Deferred maintenance and other revenues	229	3,815

Net cash provided by operating activities	47,629	45,000

Cash flow from investing activities:
Additions to property and equipment	(3,265)	(1,192)
Proceeds from sale of property and equipment	51	3
Cash paid for business acquisitions, net of cash acquired	(11,372)	(10,327)
Additions to capitalized software and other intangibles	(171)	(46)

Net cash used in investing activities	(14,757)	(11,562)

Cash flow from financing activities:
Repayment of debt	(107,670)	(11,735)
Proceeds from common stock issuance, net of issuance costs	134,613	—
Proceeds from the exercise of stock options	5,880	1,991
Purchase of common stock for treasury	(1,169)	(2,216)
Income tax benefit related to exercise of stock options	3,453	—

Net cash provided by (used in) financing activities	35,107	(11,960)

Effect of exchange rate changes on cash and cash equivalents	(59)	1,684

Net increase in cash and cash equivalents	67,920	23,162
Cash and cash equivalents, beginning of period	19,055	29,299

Cash and cash equivalents, end of period	$86,975	$52,461

Supplemental disclosure of cash paid for:
Interest	$19,187	$19,861
Income taxes, net	$15,679	$16,689
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
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C Technologies Holdings, Inc.’s prospectus dated March 30, 2010 (“Prospectus”) and filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, among others. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2009, which were included in the Prospectus. The December 31, 2009 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the expected results for the full year. The results of operations for the nine months ended September 30, 2010 include an adjustment of $0.3 million to reduce income tax expense related to tax attributes of prior periods.
Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to be comparable with the current year presentation. These reclassifications have had no effect on net income, working capital or net equity.
2. The Transaction
The Company acquired SS&C on November 23, 2005 through the merger of Sunshine Merger Corporation, a wholly owned subsidiary of the Company, into SS&C, with SS&C surviving the merger as a wholly-owned subsidiary of the Company (the “Transaction”).
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
In March 2010, the Company’s Board of Directors approved an 8.5-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend, effective as of March 10, 2010, and an increase in authorized shares to 100,000,000 shares of the Company’s common stock and 5,000,000 shares of the Company’s Class A non-voting common stock. All share data as it relates to this Form 10-Q for prior periods has been retroactively revised to reflect the stock split and increase in authorized shares.
In February 2010, the Company’s Board of Directors amended the 2006 equity incentive plan to provide for the conversion of the outstanding superior options granted under the plan into performance-based options that vest based on EBITDA performance in 2010 and 2011. For purposes of Note 3, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings. This amendment affected 1,680,868 outstanding options.

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
During the three months ended September 30, 2010, the Company recorded total stock-based compensation expense of $3.9 million, of which $3.1 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 will meet or exceed the high end of the targeted range. During the nine months ended September 30, 2010, the Company recorded total stock-based compensation expense of $9.2 million, of which $7.2 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 will meet or exceed the high end of the targeted range. The annual EBITDA target for 2011 will be determined by the Company’s Board of Directors at the beginning of 2011. Time-based options represented the remaining $0.8 million and $2.0 million of compensation expense recorded during the three and nine months ended September 30, 2010, respectively.
During the three months ended September 30, 2009, the Company recorded total stock-based compensation expense of $1.6 million, of which $0.8 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 would fall within the targeted range. During the nine months ended September 30, 2009, the Company recorded total stock-based compensation expense of $4.4 million, of which $1.7 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 would fall within the targeted range and $0.1 million related to the performance-based options that were immediately vested by the Company’s Board of Directors in February. Time-based options represented the remaining $0.8 million and $2.6 million of compensation expense recorded during the three and nine months ended September 30, 2009, respectively.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of operations classification	2010	2009	2010	2009
Cost of maintenance	$106	$33	$231	$89
Cost of professional services	146	59	332	163
Cost of software-enabled services	834	315	1,924	875

Total cost of revenues	1,086	407	2,487	1,127

Selling and marketing	594	259	1,359	754
Research and development	409	169	924	467
General and administrative	1,860	734	4,411	2,015

Total operating expenses	2,863	1,162	6,694	3,236

Total stock-based compensation expense	$3,949	$1,569	$9,181	$4,363

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

Shares of
Underlying
Options
Outstanding at January 1, 2010	12,737,559
Granted	2,154,135
Cancelled/forfeited	(182,330)
Exercised	(1,770,035)

Outstanding at September 30, 2010	12,939,329

4. Comprehensive Income
Items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains on interest rate swaps qualifying as hedges, are separately classified in the financial statements. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.
The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$9,854	$5,607	$23,237	$12,996
Foreign currency translation gains	8,726	17,869	5,536	29,410
Unrealized gains on interest rate swaps, net of tax	585	238	1,771	1,021

Total comprehensive income	$19,165	$23,714	$30,544	$43,427

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
The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	71,889	60,388	67,919	60,378
Weighted average common stock equivalents — options	3,552	2,951	3,580	2,754

Weighted average common and common equivalent shares outstanding	75,441	63,339	71,499	63,132
Options to purchase 2,072,517 and 315,673 shares were outstanding for the three months ended September 30, 2010 and 2009, respectively, and options to purchase 1,500,319 and 311,417 shares were outstanding for the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

6. Debt
At September 30, 2010 and December 31, 2009, debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior credit facility, revolving portion	$—	$2,000
Senior credit facility, term loan portion, weighted-average interest rate of 2.52% and 2.39%, respectively	157,072	190,032
11 3/4% senior subordinated notes due 2013	133,250	205,000
Capital leases	82	227

	290,404	397,259
Short-term borrowings and current portion of long-term debt	(1,719)	(4,270)

Long-term debt	$288,685	$392,989

Capitalized financing costs of $0.5 million and $0.6 million were amortized to interest expense during the three-month periods ended September 30, 2010 and 2009, respectively. Capitalized financing costs of $1.6 million and $1.7 million were amortized to interest expense during the nine months ended September 30, 2010 and 2009, respectively.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $138.9 million and $217.3 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of the Company’s senior credit facility approximates its fair value given the variable rate nature of the debt.
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
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest rate swap	$1,085	$1,070	$3,352	$2,815
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). For the three and nine months ended September 30, 2010 and 2009, the change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amount of gain recognized in AOCI, net of tax	$585	$238	$1,771	$1,021
The market value of the swaps recorded in AOCI may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity. As of September 30, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100.0 million, which expires on December 31, 2010.
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
The Company determines the fair value of its interest rate swaps based on the amount at which each could be settled, which is referred to as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2. The fair value of the Company’s remaining interest rate swap was a liability of $1.1 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively, which are included in other accrued expenses in the accompanying condensed consolidated financial statements.
As of December 31, 2009, the Company’s contingent consideration liability associated with TheNextRound, Inc. (“TNR”) of $1.0 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of TNR through May 2011. During the three months ended September 30, 2010, the Company reduced this liability to its current fair value of $0.2 million. The adjustment of $0.8 million was recorded to other income.
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

The Company reported revenues of $4.9 million from GIPS from the acquisition date through September 30, 2010. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Evare, LLC (“Evare”), Unisys Corporation’s MAXIMIS software (“MAXIMIS”), TNR, Tradeware Global Corp (“Tradeware”), and GIPS occurred on January 1, 2009. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, or of the results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$83,003	$77,022	$243,451	$229,581
Net income	$9,854	$6,042	$23,313	$15,067

Basic earnings per share	$0.14	$0.10	$0.34	$0.25
Basic weighted average number of common shares outstanding	71,889	60,388	67,919	60,378
Diluted earnings per share	$0.13	$0.10	$0.33	$0.24
Diluted weighted average number of common and common equivalent shares outstanding	75,441	63,339	71,499	63,132
10. Goodwill
The change in carrying value of goodwill for the nine months ended September 30, 2010 was as follows (in thousands):

Balance at December 31, 2009	$885,517
2010 acquisition	8,404
Adjustments to previous acquisitions	(352)
Income tax benefit on rollover options exercised	(3,873)
Effect of foreign currency translation	5,486

Balance at September 30, 2010	$895,182

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
Revenues by geography were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$58,079	$43,078	$164,791	$127,213
Canada	12,338	10,774	36,697	30,437
Americas excluding United States and Canada	1,684	2,674	4,962	5,924
Europe	9,028	10,898	30,597	30,723
Asia Pacific and Japan	1,874	1,473	5,748	5,573

	$83,003	$68,897	$242,795	$199,870

Revenues by product group were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Portfolio management/accounting	$66,837	$57,224	$194,388	$163,716
Trading/treasury operations	9,650	5,379	29,810	17,455
Financial modeling	2,309	2,296	6,905	6,592
Loan management/accounting	1,232	981	3,263	3,271
Property management	1,233	1,328	3,451	3,818
Money market processing	1,117	993	3,100	2,894
Training	625	696	1,878	2,124

	$83,003	$68,897	$242,795	$199,870

12. Recent Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance related to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure regarding the significant judgments made and changes to those judgments and regarding the effect of the application of the relative selling-price method on the timing or amount of revenue recognition. The Company adopted the new requirements upon the effective date of the guidance and such adoption did not affect the Company’s results of operations, cash flows or financial position.
13. Subsequent Events
On October 1, 2010, the Company purchased all of the outstanding stock of thinkorswim Technologies, Inc. (“MC Marketlink”) from TD Ameritrade Holding Corporation for approximately $5.2 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. MC Marketlink is an Internet-deployed trade order management system, execution system, and liquidity engine that provides connectivity to algorithmic trading systems. The net assets and results of operations of MC Marketlink will be included in the Company’s consolidated financial statements from October 1, 2010. The relevant business combination disclosures will be included in our financial statements once the preliminary accounting has been finalized.

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
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of the Prospectus. Our critical accounting policies are described in the Prospectus and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-Based Compensation
Results of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Revenues:
Software licenses	$5,966	$5,829	2%	$17,629	$15,632	13%
Maintenance	18,294	16,959	8%	54,130	48,565	11%
Professional services	4,896	4,283	14%	15,384	14,872	3%
Software-enabled services	53,847	41,826	29%	155,652	120,801	29%

Total revenues	83,003	68,897	20%	242,795	199,870	21%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Software licenses	7%	8%	7%	8%
Maintenance	22%	25%	22%	24%
Professional services	6%	6%	7%	8%
Software-enabled services	65%	61%	64%	60%

Total revenues	100%	100%	100%	100%

Revenues
Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues. As a general matter, our software license and professional services revenues fluctuate based on the number of new licensing clients, while fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as the number of transactions provided to our existing clients and total assets under management in our clients’ portfolios. Maintenance revenues vary based on the rate by which we add or lose maintenance clients over time and, to a lesser extent, on the annual increases in maintenance fees, which are generally tied to the consumer price index.
Revenues for the three months ended September 30, 2010 were $83.0 million compared to $68.9 million for the same period in 2009. The revenue increase of $14.1 million, or 20%, was primarily a result of revenues from products and services that we acquired through our acquisitions of TNR in November 2009, Tradeware in December 2009, and GIPS in February 2010, which added $7.6 million in revenues in the aggregate, and a $6.0 million increase in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. Additionally, the favorable impact from foreign currency translation accounted for $0.5 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Revenues for the nine months ended September 30, 2010 were $242.8 million, increasing 21% from $199.9 million for the same period in 2009. The increase was primarily a result of revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR, Tradeware, and GIPS, which added $26.9 million in revenues in the aggregate. Organic revenues increased $11.5 million, and the favorable impact from foreign currency translation accounted for $4.5 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar.
Software Licenses. Software license revenues were $6.0 million and $5.8 million for the three months ended September 30, 2010 and 2009, respectively. The increase in software license revenues of $0.2 million was primarily due to an increase of revenues from acquisitions, which contributed $0.3 million, partially offset by a decrease of $0.1 million in organic software license revenues. Software license revenues were $17.6 million and $15.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in software license revenues of $2.0 million was primarily due to revenues from acquisitions, which contributed $1.0 million, an increase of $0.9 million in organic software license revenues and an increase of $0.1 million related to foreign currency translation. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended September 30, 2010, the number of perpetual license transactions increased from those for the comparable period in 2009, while the average size of perpetual license transactions and revenues from term licenses decreased from the prior year period. For the nine months ended September 30, 2010, the average size and number of perpetual license transactions increased from those for the comparable period in 2009, while the revenues from term licenses decreased from the prior year period. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $18.3 million and $17.0 million for the three months ended September 30, 2010 and 2009, respectively. The increase in maintenance revenues of $1.3 million, or 8%, was primarily due to revenues from acquisitions, which contributed $0.9 million in the aggregate, and an increase in organic maintenance revenues of $0.4 million. Maintenance revenues were $54.1 million and $48.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in maintenance revenues of $5.5 million, or 11%, was primarily due to revenues from acquisitions, which contributed $5.5 million in the aggregate, and the favorable impact from foreign currency translation of $0.3 million. These increases were partially offset by a decrease in organic maintenance revenues of $0.3 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $4.9 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively. The increase of $0.6 million was primarily due to an increase of $0.2 million in organic professional services revenues and revenues from acquisitions, which contributed $0.4 million in the aggregate. Professional services revenues were $15.4 million and $14.9 million for the nine months ended September 30, 2010 and 2009, respectively. The increase of $0.5 million was primarily due to revenues from acquisitions, which contributed $1.6 million in the aggregate, and the favorable impact from foreign currency translation of $0.3 million, partially offset by a decrease of $1.4 million in organic professional services revenues. The decrease in organic revenues for the nine month period was primarily due to a one-time significant project fee recognized in the second quarter of 2009. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services. Software-enabled services revenues were $53.8 million and $41.8 million for the three months ended September 30, 2010 and 2009, respectively. The increase in software-enabled services revenues of $12.0 million, or 29%, was primarily due to revenues from acquisitions, which contributed $6.0 million, an increase of $5.5 million in organic software-enabled services revenues and the favorable impact from foreign currency translation of $0.5 million. Software-enabled services revenues were $155.7 million and $120.8 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in software-enabled services revenues of $34.9 million, or 29%, was primarily due to revenues from acquisitions, which contributed $18.8 million, an increase of $12.3 million in organic software-enabled services revenues and the favorable impact from foreign currency translation of $3.8 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase the level of services provided or average fees.
Cost of Revenues
The total cost of revenues was $42.3 million and $34.8 million for the three months ended September 30, 2010 and 2009, respectively. The gross margin was 49% for each of the three-month periods ended September 30, 2010 and 2009. Our costs of revenues increased by $7.5 million primarily as a result of acquisitions, which added costs of revenues of $3.8 million, an increase of $2.0 million in costs to support organic revenue growth, an increase of $0.8 million in amortization expense, an increase in stock-based compensation of $0.7 million and an increase in costs of $0.2 million related to foreign currency translation. The total cost of revenues was $122.4 million and $102.4 million for the nine months ended September 30, 2010 and 2009, respectively. The gross margin was 50% for the nine months ended September 30, 2010 compared to 49% for the comparable period in 2009. Our costs of revenues increased by $20.0 million primarily as a result of acquisitions, which added costs of revenues of $11.8 million, an increase of $3.1 million in amortization expense, an increase in costs of $2.1 million related to foreign currency translation, an increase of $1.6 million in costs to support organic revenue growth and an increase in stock-based compensation of $1.4 million. The increase in amortization expense for the three-month and nine-month periods ended September 30, 2010 is primarily related to recent acquisitions.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.9 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.2 million in amortization expense. The cost of software license revenues was $5.8 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.5 million in amortization expense.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.2 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively. The increase in cost of maintenance revenues of $1.2 million, or 17%, was primarily due to acquisitions, which added $0.5 million in costs, an increase of $0.4 million in amortization expense, an increase of $0.2 million in costs to support organic revenue growth, and an increase in stock-based compensation of $0.1 million. Cost of maintenance revenues as a percentage of these revenues was 45% for the three months ended September 30, 2010 compared to 41% for the three months ended September 30, 2009. The cost of maintenance revenues was $24.3 million and $20.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cost of maintenance revenues of $4.0 million, or 19%, was primarily due to acquisitions, which added $2.0 million in costs, an increase of $1.6 million in amortization expense, an increase in costs of $0.4 million related to foreign currency translation and an increase in stock-based compensation of $0.3 million, partially offset by a decrease in costs to support organic maintenance revenues of $0.3 million. Cost of maintenance revenues as a percentage of these revenues was 45% for the nine months ended September 30, 2010 compared to 42% for the nine months ended September 30, 2009. The increase in costs as a percentage of revenues for both periods is primarily related to our recent acquisitions. The increase in amortization expense for the three-month and nine-month periods ended September 30, 2010 is primarily related to recent acquisitions.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.6 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively. The increase in costs of professional services revenues of $0.4 million, or 14%, was primarily due to acquisitions, which added $0.3 million in costs, and an increase in stock-based compensation of $0.1 million. Cost of professional services revenues as a percentage of these revenues was 74% for each of the three-month periods ended September 30, 2010 and 2009. The cost of professional services revenues was $10.2 million and $10.7 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in costs of professional services revenues of $0.5 million, or 4%, was primarily related to a reduction of $2.0 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $1.2 million in costs, an increase in costs of $0.2 million related to foreign currency translation and an increase in stock-based compensation of $0.1 million. Cost of professional services revenues as a percentage of these revenues was 67% for the nine months ended September 30, 2010 compared to 72% for the nine months ended September 30, 2009.

Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of customer relationship intangible assets. The cost of software-enabled services revenues was $28.6 million and $22.5 million for the three months ended September 30, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues of $6.1 million, or 27%, was primarily related to our acquisitions, which added $3.0 million in costs, an increase of $1.8 million in costs to support the growth of organic software-enabled services revenues, an increase of $0.6 million in amortization expense, an increase in stock-based compensation of $0.5 million, and an increase in costs of $0.2 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 53% for the three months ended September 30, 2010 compared to 54% for the three months ended September 30, 2009. The cost of software-enabled services revenues was $82.1 million and $65.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues of $17.0 million, or 26%, was primarily related to our acquisitions, which added $8.6 million in costs, an increase of $3.9 million in costs to support the growth of organic software-enabled services revenues, an increase of $2.0 million in amortization expense, an increase in costs of $1.5 million related to foreign currency translation and an increase in stock-based compensation of $1.0 million. Cost of software-enabled services revenues as a percentage of these revenues was 53% for the nine months ended September 30, 2010 compared to 54% for the nine months ended September 30, 2009. The increase in amortization expense for the three-month and nine-month periods ended September 30, 2010 is primarily related to recent acquisitions.
Operating Expenses
Total operating expenses were $21.1 million and $16.4 million for the three months ended September 30, 2010 and 2009, respectively. The increase in total operating expenses of $4.7 million, or 28%, was primarily due to our acquisitions, which added $1.7 million in costs, an increase in stock-based compensation of $1.7 million, an increase of $1.2 million in costs to support organic revenue growth and an increase in costs of $0.1 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 25% for the three-month period ended September 30, 2010 compared to 24% for the three-month period ended September 30, 2009. Total operating expenses were $61.6 million and $49.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in total operating expenses of $12.1 million, or 24%, was primarily due to our acquisitions, which added $7.0 million in costs, an increase in stock-based compensation of $3.5 million, an increase in costs of $1.0 million related to foreign currency translation and an increase of $0.7 million in costs to support organic revenues. These increases were partially offset by a decrease of $0.1 million in amortization expense related to intangible assets acquired in prior years. Total operating expenses as a percentage of total revenues were 25% for each of the nine-month periods ended September 30, 2010 and 2009.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of trade name intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $6.3 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively, representing 8% and 7%, of total revenues in each of those periods, respectively. The increase in selling and marketing expenses of $1.3 million, or 26%, was primarily related to our acquisitions, which added $0.8 million in costs, an increase in stock-based compensation of $0.3 million and an increase of $0.2 million in costs to support organic revenue growth. Selling and marketing expenses were $18.9 million and $15.2 million for the nine months ended September 30, 2010 and 2009, respectively, representing 8% of total revenues in each of those periods. The increase in selling and marketing expenses of $3.7 million, or 24%, was primarily related to our acquisitions, which added $2.6 million in costs, an increase in stock-based compensation of $0.6 million, an increase of $0.4 million in costs to support organic revenues and an increase in costs of $0.2 million related to foreign currency translation. These increases were partially offset by a decrease of $0.1 million in amortization expense related to intangible assets acquired in prior years.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $7.9 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively, representing 9% and 10% of total revenues in those periods, respectively. The increase in research and development expenses of $0.9 million, or 13%, was primarily related to our acquisitions, which added $0.7 million in costs and an increase in stock-based compensation of $0.2 million. Research and development expenses were $23.5 million and $19.6 million for the nine months ended September 30, 2010 and 2009, respectively, representing 10% of total revenues in each of those periods. The increase in research and development expenses of $3.9 million, or 20%, was primarily related to our acquisitions, which added $2.8 million in costs, an increase in costs of $0.5 million related to foreign currency translation, an increase in stock-based compensation of $0.5 million and an increase of $0.1 million in costs to support organic revenue growth.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $6.9 million and $4.5 million for the three months ended September 30, 2010 and 2009, respectively, representing 8% and 7%, of total revenues in each of those periods, respectively. The increase in general and administrative expenses of $2.4 million, or 54%, was primarily related to an increase in stock-based compensation of $1.1 million, an increase of $1.1 million in costs to support organic revenues and our acquisitions, which added $0.2 million in costs. The increase in costs to support organic revenues includes approximately $0.3 million related to one-time items in either the current or prior year period. The remaining increase of approximately $0.8 million was related to normal business activity, primarily capital-based taxes and insurance. General and administrative expenses were $19.2 million and $14.7 million for the nine months ended September 30, 2010 and 2009, respectively, representing 8% and 7%, of total revenues in each of those periods, respectively. The increase in general and administrative expenses of $4.5 million, or 31%, was primarily related to an increase in stock-based compensation of $2.4 million, our acquisitions, which added $1.6 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in costs of $0.2 million to support organic revenues.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2010 and 2009 was $6.7 million and $9.2 million, respectively. Net interest expense for the nine months ended September 30, 2010 and 2009 was $23.8 million and $27.8 million, respectively. Net interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense for both periods was primarily due to a decrease in outstanding debt and lower average interest rates. During the nine-month period ended September 30, 2010, we used proceeds from our IPO to redeem $71.75 million in principal amount of our 11 3/4% senior subordinated notes due 2013 (see Liquidity and Capital Resources).
Other Income (Expense), Net. Other income, net for the three months and nine months ended September 30, 2010 consisted primarily of a reduction of our contingent consideration liability associated with TNR from $1.0 million to $0.2 million. Other expense, net for the three months and nine months ended September 30, 2009 consisted primarily of foreign currency transaction losses.
Loss on Extinguishment of Debt. Loss from extinguishment of debt for the nine months ended September 30, 2010 consisted of $4.2 million in note redemption premiums and $1.3 million from the write-offs of deferred financing costs associated with the redemption of $71.75 million our notes, which is discussed further in Liquidity and Capital Resources.
Provision for Income Taxes. We had effective tax rates of 27.0% and 31.5% for the three months ended September 30, 2010 and 2009, respectively. We had effective tax rates of 22.9% and 31.3% for the nine months ended September 30, 2010 and 2009, respectively. The expected effective tax rate for the year ended December 31, 2010 is forecasted to be between 25% and 27%. The difference between the September 30, 2010 effective tax rate and the forecasted tax rate for the year ended December 31, 2010 is attributable to a release of uncertain income tax positions, refunds and enacted rate changes in the first quarter of 2010.
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
Our cash and cash equivalents at September 30, 2010 were $87.0 million, an increase of $67.9 million from $19.1 million at December 31, 2009. The increase in cash is due primarily to proceeds from our IPO of $134.6 million and cash provided by operations, which was partially offset by repayments of debt, cash used for an acquisition and capital expenditures.
Net cash provided by operating activities was $47.6 million for the nine months ended September 30, 2010. Cash provided by operating activities was primarily due to net income of $23.2 million adjusted for non-cash items of $30.5 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $6.1 million. The changes in our working capital accounts were driven by decreases in accounts payable and by increases in prepaid income taxes and accounts receivable, partially offset by increases in deferred revenues and accrued expenses and other liabilities and decreases in prepaid expenses and other assets. The increase in accounts receivable was primarily due to the increase in revenue, partially offset by an improvement in days’ sales outstanding. The increase in prepaid income taxes was primarily related to a prepayment of income taxes.

Investing activities used net cash of $14.8 million for the nine months ended September 30, 2010, primarily related to $11.4 million cash paid for our acquisition of GIPS and $3.4 million net cash paid for capital expenditures.
Financing activities provided net cash of $35.1 million for the nine months ended September 30, 2010, representing $134.6 million in net proceeds received from our IPO in April 2010, $5.9 million received from the exercise of stock options and related income tax benefits of $3.5 million, partially offset by $107.7 million in net repayments of debt and $1.2 million in purchases of common stock for treasury. The repayment of debt during the period is due to our use of proceeds from our IPO to redeem $71.75 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount and approximately $35.9 million of repayments on our senior credit facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is or would be material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that is adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $1.6 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. SS&C was in compliance with all covenants at September 30, 2010.

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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of September 30, 2010, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we provide no assurance that we will continue to meet these ratios and tests in the future. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the indenture.
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
Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.
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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

					Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Net income	$9,854	$5,607	$23,237	$12,996	$29,259
Interest expense (1)	6,743	9,147	29,298	27,791	38,370
Income taxes	3,641	2,575	6,913	5,928	10,789
Depreciation and amortization	10,059	9,109	30,356	26,707	39,677

EBITDA	30,297	26,438	89,804	73,422	118,095
Purchase accounting adjustments (2)	(87)	(58)	(124)	(163)	(54)
Unusual or non-recurring charges (3)	(533)	400	(449)	1,683	(142)
Acquired EBITDA and cost savings (4)	—	—	192	2,025	2,121
Stock-based compensation	3,949	1,569	9,181	4,363	10,425
Capital-based taxes	407	(4)	861	672	984
Other (5)	(47)	337	114	977	338

Consolidated EBITDA	$33,986	$28,682	$99,579	$82,979	$131,767

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Statement of Operations.

(2)
Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(3)
Unusual or non-recurring charges include foreign currency gains and losses, the adjustment to the TNR contingent consideration liability, proceeds from legal and other settlements and other one-time expenses.

(4)
Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(5)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for year ending December 31, 2010 limits expenditures to $25.5 million. Actual capital expenditures through September 30, 2010 were $3.3 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended September 30, 2010 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA ratio (1)	5.50	x	1.98	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25	x	4.30	x

(1)
Calculated as the ratio of funded debt, less cash on hand up to a maximum of $30.0 million, to Consolidated EBITDA, as defined by our senior credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance related to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure regarding the significant judgments made and changes to those judgments and regarding the effect of the application of the relative selling-price method on the timing or amount of revenue recognition. We adopted the new requirements upon the effective date of the guidance and such adoption did not affect our results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
At September 30, 2010, excluding capital leases, we had total debt of $290.3 million, including $157.0 million of variable interest rate debt. We have an interest rate swap agreement with a notional value of $100.0 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $0.6 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $1.6 million per year.
At September 30, 2010, $27.1 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
For the nine months ended September 30, 2010, approximately 32% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income (expense). These outstanding amounts were reduced during 2009 and we do not believe that our foreign currency transaction gains or losses will be material during the remainder of 2010. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010, international revenues accounted for 41%, 39%, 36% and 32%, respectively, of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:
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
We have incurred a significant amount of indebtedness. As of September 30, 2010, we had total indebtedness of $290.4 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $133.3 million of 11 3/4% senior subordinated notes due 2013, $157.0 million of secured indebtedness under our term loan B facility and $0.1 million of capital leases.
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
We are currently obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $26.0 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Risks relating to ownership of our common stock
Prior to the completion of our IPO in April 2010, there was no public market for shares of our common stock. An active trading market for our common stock may not develop, and you may not be able to sell your shares of our common stock at or above the price at which you purchased them.
We have a limited history as a public company. An active, liquid and orderly trading market for shares of our common stock may never develop or be sustained. In the absence of an active, liquid and orderly trading market for shares of our common stock, investors may not be able to sell their shares of common stock at or above the price they paid or at the time that they would like to sell.
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
A significant portion of our outstanding shares may be sold into the public market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, now that the lock-up agreements our stockholders entered into with the underwriters of our IPO have expired. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2010, 58,224,433 shares of common stock are no longer subject to a 180-day contractual lock-up (which began on the pricing of the IPO on March 30, 2010) with the underwriters. These shares are now available to be sold, subject to compliance with applicable federal and state securities laws.
In addition, as of September 30, 2010, there were 12,939,329 shares subject to outstanding options that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and compliance with federal and state securities laws. We have also registered all shares of common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, subject to compliance with federal and state securities laws. In addition, holders of an aggregate of approximately 58.2 million shares of our common stock as of September 30, 2010, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

SS&C TECHNOLOGIES HOLDINGS, INC.
Date: November 10, 2010	By:	/s/ Patrick J. Pedonti
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