Form 10-K
period 2010-12-31
SS&C Technologies Holdings Inc
filed 2011-03-11
CIK 1402436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34675

SS&C TECHNOLOGIES HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	71-0987913
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Lamberton Road
Windsor, CT 06095
(Address of Principal Executive Offices, Including Zip Code)

860-298-4500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was $208,835,000 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 76,448,720 shares of the registrant’s common stock outstanding as of March 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrants’ definitive proxy statement for the 2011 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2010. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

YEAR 2010 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should” and similar expressions are intended to identify forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following (identified in the chart of products and services on pages 10 – 12) are registered trademarks and/or service marks of the Company in the United States and/or in other countries: ADVISORWARE, DBC, FUNDRUNNER, MARGINMAN, PACER, PAGES, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

SS&C Technologies Holdings, Inc., or “SS&C Holdings”, is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

Unless context otherwise requires, references to our “common stock” includes both shares of our common stock and shares of our Class A non-voting common stock.

PART I

Item 1.	Business

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,500 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand software that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, fund of funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on-premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software. The following table describes selected functionality of our software products and software enabled services and the eight vertical markets that we serve.

			Treasury,					Real
	Alternative		Banks &	Institutional	Insurance &		Municipal	Estate
Selected	Investment	Financial	Credit	Asset	Pension	Commercial	Finance	Property
Functionality	Managers	Markets	Unions	Managers	Funds	Lenders	Groups	Managers

Portfolio Management/Accounting	✓	✓	✓	✓	✓
Trading/Treasury Operations	✓	✓	✓	✓	✓
Financial Modeling			✓		✓		✓
Fund Administration Services	✓
Loan Management/Accounting			✓		✓	✓
Money Market Processing			✓
Property Management								✓

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. As a consequence, a significant portion of our revenues consists of subscription payments and maintenance fees and is contractually recurring in nature. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed and the volume of transactions.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 86% of total revenues in the year ended December 31, 2010. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

Through a combination of organic growth and acquisitions, we generated revenues of $328.9 million for the year ended December 31, 2010 as compared to revenues of $280.0 million for the year ended December 31, 2008. We generated 83% of our revenues in 2010 from clients in North America and 17% from clients outside North America. Our revenues are highly diversified, with our largest client in 2010 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements, including the notes thereto.

Our industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. The financial crisis negatively affected each of these markets and contributed to a significant decline in asset value. In particular, alternative investment funds, such as hedge funds, experienced a shift from equities to money market funds, treasuries and other liquid instruments. These factors all contributed to reducing revenues among the financial services firms, which, in turn, affected their access to credit, spending ability and, in some cases, their long-term viability. With improvements in the financial services industry since the height of the financial crisis, we have experienced increased demand for our products and services, as evidenced by the increase in our organic revenues in 2010 from the comparable period of 2009, and we expect to benefit from continued improvements in the financial services industry.

Opportunities

We believe that we are well positioned to address the ongoing business and regulatory needs of the clients we seek to serve in the financial services industry, taking into account a competitive environment that reflects the following competitive dynamics.

Asset Classes and Securities Products Growing in Volume and Complexity.  Investment professionals must increasingly track and invest in numerous types of asset classes far more complex than traditional equity and debt instruments. These assets require more sophisticated systems to automate functions such as trading and modeling, portfolio management, accounting, performance measurement, reconciliation, reporting, processing and clearing. Manual tracking of orders and other transactions is not effective for these assets. In addition, as the business knowledge requirements increase, firms see increasing value in outsourcing the management of these assets to firms such as SS&C who offer software-enabled services.

Increasing Regulatory Requirements and Investor Demand for Transparency.  Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States. Several high-profile scandals have also led to increased investor demand for transparency. The financial services industry must meet these complicated and burdensome requirements, and many have struggled to do so. In addition, as the financial services industry continues to grow in complexity, we anticipate regulatory oversight will continue to impose new demands on financial services providers. The expectation is that hedge funds may start to experience similar regulatory pressures. In addition, financial services providers continue to face increasing regulatory oversight from domestic organizations such as the Financial Industry Regulatory Authority, U.S. Treasury Department, Securities and Exchange Commission, New York Stock Exchange, National Association of Insurance Commissioners and U.S. Department of Labor as well as foreign regulatory bodies such as the Office of Supervision of Financial Institutions in Ottawa, Canada, Financial Services Association in London, England and Ministry of Finance in Tokyo, Japan.

Increasing Willingness to Implement Solutions from Independent Software Vendors and Outsource IT Operations.  Historically, financial services providers have relied in large part on their internal IT departments to supply the systems required to manage, analyze and control vast amounts of data. Rather than internally developing applications that automate business processes, many financial services providers are implementing advanced software solutions from independent software vendors to replace their current systems, which are often cumbersome, time-consuming to operate and expensive to implement, customize, update and support. Additionally, financial services providers globally are outsourcing a growing percentage of their business processes to benefit from best-in-class process execution, focus on core operations, quickly expand into new markets, reduce costs, streamline organizations, handle increased transaction volumes and ensure system redundancy. We believe that one of the key challenges faced by investment management industry participants is how to expand their use of third-party service providers to address the increasing complexity of new products and the growing investor and regulatory information demands. For example, many alternative investment firms lack the substantial in-house IT resources necessary to establish and manage the complex IT infrastructures their investment professionals require. These firms increasingly seek end-to-end solutions that enable them to outsource their operations from the front-office through the back-office.

Intense Global Competition Among Financial Services Providers.  Competition within the financial services industry has become intense as financial services providers expand into new markets and offer new services to their clients in an effort to maximize their profitability. Additionally, a significant number of small- and medium-sized organizations, such as hedge funds, have begun to compete with large financial institutions as they seek to attract new clients whose assets they can manage. As traditional equity and debt instruments become more commoditized, financial services providers are expanding into more complex product and service offerings to drive profitability. In response to these increasingly competitive conditions worldwide, financial services organizations seek to rapidly expand into new markets, manage operational enterprise risk, increase front-office productivity and drive cost savings by utilizing software to automate and integrate their mission-critical and labor intensive business processes.

Our competitive strengths

We believe that our position in the marketplace results from several key competitive strengths, including:

Enhanced Capability Through Software Ownership.  We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Because we primarily use our own proprietary software in the execution of our software-enabled services and generally own and control our products’ source code, we can quickly identify and deploy product improvements and respond to client feedback, enhancing the competitiveness of our software and software-enabled service offerings. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not provide a comparable model and therefore do not have the same level of hands-on experience with their products.

Broad Portfolio of Products and Services Focused on Financial Services Organizations.  Our broad portfolio of over 60 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

Independent Fund Administration Services.  The third-party service providers that participate in the alternative investment market include auditors, fund administrators, attorneys, custodians and prime brokers.

Each provider performs a valuable function with the intention of providing transparency of the fund’s assets and the valuation of those assets. Conflicts of interest may arise when the above parties attempt to provide more than one of these services. The industry is increasingly becoming aware of these conflicts and seeking independent fund administrators such as SS&C.

Highly Attractive Operating Model.  We believe we have a highly attractive operating model due to the contractually recurring nature of our revenues, the scalability of our software and software-enabled services, the significant operating cash flow we generate and our highly effective sales and marketing model.

Growing Contractually Recurring Revenues.  We continue to focus on growing our contractually recurring revenues from our software-enabled services and our maintenance contracts because they provide greater predictability in the operation of our business and enable us to strengthen long-term relationships with our clients. Contractually recurring revenues represented 86% of total revenues for the year ended December 31, 2010, up from 52% of total revenues in 2000.

Scalable Software and Software-enabled Services.  We have designed our software and software-enabled services to accommodate significant additional business volumes with limited incremental costs. The ability to generate additional revenues from increased volumes without incurring substantial incremental costs provides us with opportunities to improve our operating margins.

Significant Operating Cash Flow.  We are able to generate significant operating cash flows due to our strong operating margins and the relatively modest capital requirements needed to grow our business.

Highly Effective Sales and Marketing Model.  We utilize a direct sales force model that benefits from significant direct participation by senior management. We achieve significant efficiency in our sales model by leveraging the Internet as a direct marketing medium. We currently deliver over 400,000 electronic newsletters to industry participants worldwide approximately every two weeks. These eBriefings are integrated with our corporate website, www.ssctech.com, and are the source for a substantial number of our sales leads. Our deep domain knowledge and extensive participation in day-to-day investment, finance and fund administration activities enable us to create informative and timely articles that are the basis of our eBriefings.

Deep Domain Knowledge and Extensive Industry Experience.  As of December 31, 2010, we had 1,195 development, service and support professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries.

Trusted Provider to Our Highly Diversified and Growing Client Base.  By providing mission-critical, reliable software products and services for more than 20 years, we have become a trusted provider to the financial services industry. We have developed a large and growing installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

Superior Client Support and Focus.  Our ability to rapidly deliver improvements and our reputation for superior service have proven to be a strong competitive advantage when developing client relationships. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. We also offer the SS&C Solution Center, an interactive website that serves as an exclusive online client community where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We believe a close and active service and support relationship significantly enhances client satisfaction, strengthens client relationships and furnishes us with information regarding evolving client issues.

Our growth strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services and New Proprietary Software.  Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $30.9 million for the year ended December 31, 2004 to $211.8 million for the year ended December 31, 2010, representing a compound annual growth rate of 38%.

Expand Our Client Base.  Our client base of more than 4,500 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain.

Increase Revenues from Existing Clients.  We believe our established client base presents a substantial opportunity for growth. Revenues from our existing clients generally grow along with the amount and complexity of assets that they manage and the volume of transactions that they execute. While we expect to continue to benefit from the financial services industry’s growing assets under management, expanding asset classes, and increasing transaction volumes, we also intend to leverage our deep understanding of the financial services industry to identify other opportunities to increase our revenues from our existing clients. Many of our current clients use our products only for a portion of their total assets under management and investment funds, providing us with significant opportunities to expand our business relationship and revenues. We have been successful in, and expect to continue to focus our marketing efforts on, providing additional modules or features to the products and services our existing clients already use, as well as cross-selling our other products and services. Additionally, we intend to sell additional software products and services to new divisions and new funds of our existing client base. Our client services team is primarily responsible for expanding our relationships with current clients. Moreover, our high quality of service helps us maintain significant client retention rates and longer lasting client relationships.

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies.  We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 31 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence.  We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2010, we generated 17% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

Our acquisitions

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, add new clients and supplement our internal development efforts. Our acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. The addition of new products and services has also enabled us to market other products and services to acquired client bases. We believe our acquisitions have been an extension of our research and development effort and have enabled us to purchase proven products and remove the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 31 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We believe we have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment, and that:

•	provide complementary products or services in the financial services industry;

•	possess proven technology and an established client base that will provide a source of ongoing revenue and to whom we may be able to sell existing products and services.

•	expand our intellectual property portfolio to complement our business;

•	address a highly specialized problem or a market niche in the financial services industry;

•	expand our global reach into strategic geographic markets; and

•	have solutions that lend themselves to being delivered as software-enabled services.

We believe, based on our experience, that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our disciplined acquisition criteria.

The following table provides a list of acquisitions we have made since 1995:

		Contract Purchase	Acquired Capabilities, Products and
Acquisition Date	Acquired Business	Price*	Services

March 1995	Chalke	$10,000,000	Expanded insurance footprint with PTS actuarial product
November 1997	Mabel Systems	$850,000 and 109,224 shares	Entered Benelux market with investment accounting product
December 1997	Shepro Braun Systems	1,500,000 shares	Entered hedge fund and family office markets with Total Return product
March 1998	Quantra	$2,269,800 and 819,028 shares	Entered the real estate property management market with SKYLINE product
April 1998	The Savid Group	$821,500	Expanded debt & derivative product offerings
March 1999	HedgeWare	1,028,524 shares	Expanded product offerings for the hedge fund and family office markets
March 1999	Brookside	41,400 shares	Expanded our consulting services capabilities
November 2001	Digital Visions	$1,350,000	Entered financial institutions market with BANC Mall, PALMS and PortPro products
January 2002	Real-Time, USA	$4,000,000	Expanded financial institutions offerings with Lightning and Real-Time products
November 2002	DBC	$4,500,000	Added municipal finance structuring products for underwriters, investment banks, municipal issuers and financial advisors
December 2003	Amicorp Fund Services	$1,800,000	Entered offshore fund administration services market
January 2004	Investment Advisory Network	$3,000,000	Expanded wealth management capabilities with Compass and Portfolio Manager products
February 2004	NeoVision Hypersystems	$1,600,000	Added data visualization dashboard capabilities with Heatmaps product
April 2004	OMR Systems	$19,671,000	Added integrated global product offering for financial institutions and hedge funds with TradeThru product
February 2005	Achievement Technologies	$470,000	Enhanced real estate property management offering with SamTrak facilities management product
February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets

		Contract Purchase	Acquired Capabilities, Products and
Acquisition Date	Acquired Business	Price*	Services

April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
June 2005	Financial Interactive	358,424 shares and warrants to purchase 50,000 shares	Expanded alternative investment fund offerings with FundRunner CRM product.
August 2005	MarginMan	$5,600,000	Expanded depth in foreign currency exchange market with MarginMan product
October 2005	Open Information Systems	$24,000,000	Entered money market , custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
March 2006	Cogent Management	$12,250,000	Expanded fund administration services to hedge fund and private equity markets
August 2006	Zoologic	$3,000,000	Added education and training courseware offerings for financial institutions
March 2007	Northport	$5,000,000	Expanded fund administration services to private equity market
October 2008	Micro Design Services	$17,200,000	Expanded real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products
March 2009	Evare	$3,514,500	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services
May 2009	MAXIMIS	$7,700,000	Expanded institutional footprint and provided new cross-selling opportunities
November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500,000	Expanded electronic trading offering in broker/dealer market
February 2010	GIPS	$12,000,000	Expanded fund administration services to private equity market

		Contract Purchase	Acquired Capabilities, Products and
Acquisition Date	Acquired Business	Price*	Services

October 2010	thinkorswim Technologies	$5,000,000	Added electronic OMS/EMS offering in broker/dealer market
December 2010	TimeShareWare	$30,500,000	Added shared ownership property management platform to real estate offering

*	Share references are to shares of SS&C common stock after giving effect to SS&C’s three-for-two common stock split in the form of a stock dividend effective as of March 2004, but do not reflect the capital structure of SS&C Holdings.

Products and services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 60 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

The following chart summarizes our principal software products and services, typical users and the vertical markets each product serves. Most of these products are also used to deliver our software-enabled services.

Products	Typical Users	Vertical Markets Served

Portfolio Management/Accounting
AdvisorWare	Portfolio managers	Alternative investment managers
Altair	Asset managers	Financial markets
CAMRA	Fund administrators	Institutional asset managers
Debt & Derivatives	Investment advisors	Insurance & pension funds
Fund Runner Marathon	Auditors	Treasury, banks & credit unions
Global Wealth Platform	Alternative investment managers
Lightning	Brokers/dealers
MAXIMIS
Pacer
Pages
PALMS
PortPro
Recon
Sylvan
TNR Solution
Total Return

Products	Typical Users	Vertical Markets Served

Trading/Treasury Operations
Antares	Securities traders	Alternative investment managers
Antares Trader	Financial institutions	Financial markets
MarginMan	Asset managers	Treasury, banks & credit unions
MarketLook Information System	Brokers/dealers	Corporate treasuries
TradeDesk	Financial exchanges
TradeThru
Tradeware MarketCenter

Financial Modeling
DBC	CEO/CFOs	Insurance & pension funds
PTS	Risk managers	Municipal finance groups
Risk Analytics	Actuarial professionals	Treasury, banks & credit unions
	Bank asset/liability managers	Asset managers
	Investment bankers	Hedge funds
State/local treasury staff
Financial advisors

Loan Management/Accounting
BANC Mall	Mortgage originators	Commercial lenders
LMS Loan Suite	Commercial lenders	Insurance & pension funds
LMS Originator	Mortgage loan servicers	Treasury, banks & credit unions
LMS Servicer	Mortgage loan portfolio managers
Real estate investment managers
Bank/credit union loan officers
Property Management
CondotelWare	Real estate investment managers	Real estate leasing/property managers
SKYLINE	Real estate leasing agents
TimeShareWare	Real estate property managers
Facility managers
Condo managers
Time share resort managers

Money Market Processing
Information Manager	Financial institutions	Treasury, banks & credit unions
Money Market Manager	Custodians
Global Debt Manager	Security lenders
Cash managers

Products	Typical Users	Vertical Markets Served

Training
Zoologic Learning Solutions	Financial institutions	All verticals
Asset managers
Hedge fund managers
Investment bankers

Services	Typical Users	Vertical Markets Served

Advanced Component Architecture	Portfolio managers	Alternative investment managers
Custom Mobility	Asset managers	Financial markets
Evare	Financial exchanges	Institutional asset managers
GlobalX	Fund administrators	Insurance and pension funds
SS&C Direct	Investment advisors	Treasury, banks & credit unions
SS&C Fund Services	Alternative investment managers
SS&C PEI Solutions	Securities traders
SSCNet	Brokers/dealers
SVC	Private equity
Tradeware FIXLink
Tradeware OATS Consolidator

Portfolio management/accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions.

AdvisorWare.  AdvisorWare software supports hedge funds, funds of funds and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax (including German tax requirements), partnership and allocation reporting requirements. It delivers comprehensive multicurrency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.

Altair.  Altair software is a portfolio management system designed for companies that are looking for a solution that meets Benelux market requirements and want client/server architecture with SQL support. We license Altair primarily to European asset managers, stock brokers, custodians, banks, pension funds and insurance companies. Altair supports a full range of financial instruments, including fixed income, equities, real estate investments and alternative investment vehicles.

CAMRA.  CAMRA (Complete Asset Management, Reporting and Accounting) software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA is a 32-bit, multi-user, integrated solution tailored to support the entire portfolio management function and includes features to execute, account for and report on all typical securities transactions.

We have designed CAMRA to account for all activities of the investment operation and to continually update investment information through the processing of day-to-day securities transactions. CAMRA maintains transactions and holdings and stores the results of most accounting calculations in its open, relational database, providing user-friendly, flexible data access and supporting data warehousing.

CAMRA offers a broad range of integrated modules that can support specific client requirements, such as TBA dollar rolls, trading, compliance monitoring, net asset value calculations, performance measurement, fee calculations and reporting.

Debt & Derivatives.  Debt & Derivatives is a comprehensive financial application software package designed to process and analyze all activities relating to derivative and debt portfolios, including pricing, valuation and risk analysis, derivative processing, accounting, management reporting and regulatory reporting. Debt & Derivatives delivers real-time transaction processing to treasury and investment professionals, including traders, operations staff, accountants and auditors.

FundRunner Marathon.  Fund Runner Marathon gives hedge fund managers the tools necessary for investor communication and reporting.

Global Wealth Platform.  A web-based service, Global Wealth Platform combines our core asset management product functions with an innovative, easy-to-use interface. Global Wealth Platform provides an integrated suite with key components — modeling, trading, portfolio accounting, client communications and other mission critical workflows — as an on-demand, software-enabled service.

Lightning.  Lightning is a comprehensive software-enabled service supporting the front-, middle- and back-office processing needs of commercial banks and broker-dealers of all sizes and complexity. Lightning automates a number of processes, including trading, sales, funding, accounting, risk analysis and asset/liability management.

MAXIMIS.  MAXIMIS is a real-time intranet-enabled portfolio management solution for insurance companies, pension funds and institutional asset managers. Its key product functions include portfolio analysis, investment management, trade processing, cash processing, multi-currency accounting, regulatory reporting, operations and analysis and management reporting.

Pacer.  Pacer is a portfolio management and accounting system designed to manage diversified global portfolios and meet the unique management and accounting needs of all business streams, from institutional and pension management, to separately managed accounts, private client portfolios, mutual funds and unit trusts.

Pages.  Pages is a client communication system that generates unique individual client statements and slide presentations for print, electronic or face-to-face meetings. Pages helps enhance customer services by producing client statements that automatically assemble data from portfolio management, customer relationship management, performance measurement and other investment systems.

PALMS.  PALMS (Portfolio Asset Liability Management System) is an Internet-based service for community banks and credit unions that enables them to manage and analyze their balance sheet. PALMS gives financial institutions instant access to their balance sheet by importing data directly from general ledger, loan, deposit and investment systems and can perform simulations for detailed analysis of the data.

PortPro.  PortPro delivers Internet-based portfolio accounting and is available as a software-enabled service. PortPro helps financial institutions effectively measure, analyze and manage balance sheets and investment portfolios. PortPro is offered as a stand-alone product or as a module of Lightning. PortPro includes bond accounting and analytics.

Recon.  Recon is a transaction, position and cash reconciliation system that streamlines reconciliation by identifying exceptions and providing effective workflow tools to resolve issues faster, thereby reducing operational risk. Recon automatically reconciles transactions, holdings and cash from multiple sources.

Sylvan.  Sylvan is a performance measurement, attribution and composite management platform that is designed to streamline the calculation and reporting of performance measurement requirements.

TNR Solution.  TNR Solution is a software product for private equity, hedge funds, funds of hedge funds and family offices. Built around Microsoft’s .NET platform, the product gives end users the flexibility to manage all aspects of their operations from contact management, fund raising, investor relations, fund, portfolio and deal management, general ledger and reporting.

Total Return.  Total Return is a portfolio management and partnership accounting system directed toward the hedge fund and family office markets. It is a multi-currency system, designed to provide financial and tax accounting and reporting for businesses with high transaction volumes.

Trading/treasury operations

Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing system delivers comprehensive processing for global treasury and derivative operations. Solutions are available to clients either through a license or as a software-enabled service.

Antares.  Antares is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Antares enables clients to trade and report fixed-income, equities, foreign exchange, futures, options, repos and many other instruments across different asset classes. Antares also offers an add-on option of integrating Heatmaps’ data visualization technology to browse and navigate holdings information.

Antares Trader.  Antares Trader is an integrated order and execution management system (OEMS) that enables clients to integrate pre-trade compliance, real-time position and profit and loss (P&L), “what-if” analysis, reporting, and Financial Information eXchange (FIX) connectivity. In addition, Antares Trader facilitates the routing of trades to multiple brokers and execution venues and provides direct market access for equities, futures and options trading.

MarginMan.  MarginMan delivers collateralized trading software to the foreign exchange marketplace. MarginMan supports collateralized foreign exchange trading, precious metals trading and over-the-counter foreign exchange options trading.

MarketLook Information System (MLIS).  MLIS allows traders anywhere in the world access to market color and size directly from traders on the trading floor of the New York Stock Exchange.

TradeDesk.  TradeDesk is a comprehensive paperless trading system that automates front- and middle-office aspects of fixed-income transaction processing. In particular, TradeDesk enables clients to automate ticket entry, confirmation and access to offerings and provides clients with immediate, online access to complete client information and holdings.

TradeThru.  TradeThru is a web-based treasury and derivatives operations service that supports multiple asset classes and provides multi-bank, multi-entity and multi-currency integration of front-, middle- and back-office trade functions for financial institutions. TradeThru is available either through a license or as a software-enabled service. The system delivers automated front- to back-office functions throughout the lifecycle of a trade, from deal capture to settlement, risk management, accounting and reporting. TradeThru also provides data to other external systems, such as middle-office analytic and risk management systems and general ledgers. TradeThru provides one common instrument database, counterparty database, audit trail and end-of-day runs.

Tradeware MarketCenter.  Tradeware MarketCenter is an order management solution for all aspects of global agency trading process, from sending indications of interest (IOI’s) to managing order flow to providing back-office and compliance reporting.

Financial modeling

We offer several powerful analytical software and financial modeling applications for the insurance industry. We also provide analytical software and services to the municipal finance groups market.

DBC Product Suite.  We provide analytical software and services to municipal finance groups. Our suite of DBC products addresses a broad spectrum of municipal finance concerns, including:

•	general bond structures,

•	revenue bonds,

•	housing bonds,

•	student loans, and

•	Federal Housing Administration — insured revenue bonds and securitizations.

Our DBC products also deliver solutions for debt structuring, cash flow modeling and database management. Typical users of our DBC products include investment banks, municipal issuers and financial advisors for structuring new issues, securitizations, strategic planning and asset/liability management.

PTS.  PTS is a pricing and financial modeling tool for life insurance companies. PTS provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex set of options and covenants frequently encountered in insurance contracts or comparable agreements.

Risk Analytics.  Risk Analytics provides a comprehensive view of risk across all asset classes for banks, hedge funds, asset managers, insurance companies and pension funds. Risk Analytics is designed for risk managers who need better tracking, managing and reporting of value-at-risk and ex-ante risk measures across all asset classes.

Loan management/accounting

Our products that support loan administration activities are LMS and BANC Mall.

BANC Mall.  BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. BANC Mall provides, as a software-enabled service, online lending, leasing and research tools that deliver critical information for credit processing and loan administration. Clients use BANC Mall on a fee-for-service basis to access more than a dozen data providers.

LMS Loan Suite.  The LMS Loan Suite is a single database application that provides comprehensive loan management throughout the life cycle of a loan, from the initial request to final disposition. We have structured the flexible design of the LMS Loan Suite to meet the most complex needs of commercial lenders and servicers worldwide. The LMS Loan Suite includes both the LMS Originator and the LMS Servicer, facilitating integrated loan portfolio processing.

LMS Originator.  LMS Originator is a comprehensive commercial loan origination system, designed to bring efficiencies and controls to streamline the loan origination process. LMS Originator tracks the origination of a loan from the initial request through the initial funding. It enables clients to set production goals, measure production volumes against these goals and analyze the quality of loan requests being submitted by third parties. LMS Originator is integrated with LMS Servicer for seamless loan management processing throughout the life cycle of a loan.

LMS Servicer.  LMS Servicer is a comprehensive commercial loan servicing system designed to support the servicing of a wide variety of product types and complex loan structures. LMS Servicer provides capabilities in implementing complex investor structures, efficient payment processing, escrow processing and analysis, commercial mortgage-backed securities (CMBS) servicing and reporting and portfolio analytics. LMS Servicer is integrated with LMS Originator for seamless loan management processing throughout the life cycle of a loan.

Property management

CondotelWare.  CondotelWare incorporates a Service Oriented Architecture (SOA) and is designed to address the special operational challenges of condominium hotels.

SKYLINE.  SKYLINE is a comprehensive property management system that integrates all aspects of real estate property management, from prospect management to lease administration, work order management, accounting and reporting. By providing a single-source view of all real estate holdings, SKYLINE functions as an integrated lease administration system, a historical property/portfolio knowledge base and a robust accounting and financial reporting system, enabling users to track each property managed, including data on specific units and tenants. Market segments served include:

•	commercial

•	residential

•	retail

•	retirement communities

•	universities

•	hospitals

TimeShareWare.  TimeShareWare Enterprise incorporates a Service Oriented Architecture (SOA) and provides the tools, structure, and performance needed to accommodate management of complex and demanding resort operations, including sales and marketing, management, contract processing, loan servicing and property management.

Money market processing

Information Manager.  Information Manager is a comprehensive web-enabled solution for financial institutions that delivers core business application functionality to internal and external clients’ desktops. Information Manager provides reporting, transaction entry, scheduling, entitlement and work flow management and interfaces to third-party applications. Information Manager supports back-office systems, including custody, trust accounting, security lending, cash management, collateral management and global clearing.

Money Market Manager.  Money Market Manager (M3) is a web-enabled solution that is used by banks and broker-dealers for the money market issuance services. M3 provides the functionality required for issuing and acting as a paying agent for money market debt instruments. M3 provides the reports needed for clients to manage their business, including deals, issues and payment accruals.

Global Debt Manager.  Global Debt Manager is a robust browser based application for corporate and municipal bond accounting. Fully integrated with Money Market Manager (M3), Global Debt Manager offers processing for conventional and structured debt within a secure and flexible platform.

Training

Zoologic Learning Solutions.  Zoologic Learning Solutions is a suite of learning solutions that provides in-depth, introductory and continuing education training at all levels, offering mix-and-match courses easily configured into curriculums that meet our clients’ needs. It includes instructor-led training, web-based courseware and program design.

Services

Advanced Component Architecture (ACA).  ACA is a robust set of service capabilities to develop customized trading and support solutions for exchanges, brokerages and financial institutions. With the core technology components of ACA, clients can significantly reduce the traditional system delivery process.

Custom Mobility.  Custom Mobility provides expertise in designing and developing mobility solutions for the financial markets. We believe that our understanding of the power of mobile/wireless technology, coupled with a deep understanding of the financial markets, has permitted us to offer services tailored to this growing portion of the market.

Evare.  Evare is a leader in financial data acquisition, transformation and delivery services. Global Managed Services connect you to your clients and counterparties using each firm’s preferred method of connectivity, custom data formats, and industry standards. All parties utilize their existing systems and protocols without having to upgrade or install software.

GlobalX.  GlobalX is a trading solution providing broker-dealers with a simplified, integrated cross-border trade execution and settlement process. The GlobalX technology is designed to provide clients with improved operational efficiency, lower costs and a significantly higher percentage of successful cross-border trades.

SS&C Direct.  We provide comprehensive software-enabled services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. Since 1997, SS&C Direct has offered ASP, business process outsourcing (BPO) and blended outsourcing services to institutional asset managers, insurance companies, hedge funds, and financial institutions.

The SS&C Direct service includes:

•	full BPO investment accounting and investment operations services,

•	hosting of a company’s application software,

•	automated workflow integration,

•	automated quality control mechanisms, and

•	extensive interface and connectivity services to custodian banks, data service providers, depositories and other external entities.

SS&C Fund Services.  We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C Fund Services offers fund manager services, transfer agency services, funds of funds services, tax processing and accounting and processing. SS&C Fund Services supports all fund types and investment strategies. Market segments served include:

•	hedge fund managers

•	funds of funds managers

•	commodity trading advisors

•	family offices

•	private wealth groups

•	investment managers

•	commodity pool operators

•	proprietary traders

•	private equity groups

•	separate managed accounts

SS&C PEI Solutions.  SS&C PEI Solutions provides outsourced administration services and software designed specifically for the private equity firms and the partnerships they sponsor.

SSCNet.  SSCNet is a global trade network linking investment managers, broker-dealers, clearing agencies, custodians and interested parties. SSCNet’s real-time trade matching utility and delivery instruction database facilitate integration of front-, middle- and back-office functions, reducing operational risk and costs.

SVC.  SVC is a single source for securities data that consolidates data from leading global sources to provide clients with the convenience of one customized data feed. SVC provides clients with seamless, timely and accurate data for pricing, corporate actions, dividends, interest payments, foreign exchange rates and security master for global financial instruments.

Tradeware FIXLink.  Tradeware FIXLink is a FIX network for IOIs, trades, orders, and allocations, providing a reliable broker-neutral and platform-neutral FIX connectivity service to broker-dealers and institutions.

Tradeware OATS Consolidator.  Tradeware OATS Consolidator is a broker-neutral compliance service that provides an Order Audit Trail System, or OATS, reporting solution for broker-dealers using multiple trading systems.

Software and service delivery options

Our delivery methods include software-enabled services, software licenses with related maintenance agreements, and blended solutions. Substantially all of our software-enabled services are built around and leverage our proprietary software.

Software-Enabled Services.  We provide a broad range of software-enabled services for our clients. By utilizing our proprietary software and avoiding the substantial use of third-party products to provide our software-enabled services, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific client needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. Pricing on our software-enabled services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our software-enabled services allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2010, revenues from software-enabled services represented 64.4% of total revenues.

Software License and Related Maintenance Agreements.  We license our software to clients through either perpetual or term licenses. In connection with these contracts we provide maintenance. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and contractually recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2010, license and maintenance revenues represented 7.2% and 22.1% of total revenues, respectively.

Blended Solutions.  We provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2010, revenues from professional services represented 6.3% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the SS&C Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services eBriefings , which are industry-specific articles in our eight vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, e.Training , and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 4,500 clients globally in eight vertical markets within the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2010, our top 10 clients represented approximately 17% of revenues, with no single client accounting for more than 5% of revenues.

Sales and marketing

We believe a direct sales organization is essential to the successful implementation of our business strategy, given the complexity and importance of the operations and information managed by our products, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. Our dedicated direct sales and support personnel continually undergo extensive product and sales training and are located in our various sales offices worldwide. We also use telemarketing to support sales of our real estate property management products and work through alliance partners who sell our software-enabled services to their correspondent banking clients.

Our marketing personnel have extensive experience in high tech marketing to the financial services industry and are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities, which focus on the use of the Internet as a cost-effective means of reaching current and potential clients, include:

•	content-rich, periodic software and services eBriefings targeted at clients and prospects in each of our vertical and geographic markets,

•	regular product-focused webinars,

•	seminars and symposiums,

•	trade shows and conferences, and

•	e-marketing campaigns.

Some of the benefits of our shift in focus to an Internet-based marketing strategy include lower marketing costs, more direct contacts with actual and potential clients, increased marketing leads, distribution of more up-to-date marketing information and an improved ability to measure marketing initiatives.

The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

Product development and engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-

practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2008, 2009 and 2010 were $26.8 million, $26.5 million and $31.4 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

Our research and development engineers work closely with our marketing and support personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. We have generally issued a major release of our core products during the second or third quarter of each fiscal year, which includes both functional and technical enhancements. We also provide an annual release in the fourth quarter to reflect evolving regulatory changes in time to meet clients’ year-end reporting requirements.

Competition

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants, although high conversion costs can create barriers to adoption of new products or technologies. The market is fragmented and served by both large-scale players with broad offerings as well as firms that target only local markets or specific types of clients. We also face competition from information systems developed and serviced internally by the IT departments of large financial services firms. We believe that we generally compete effectively as to the factors identified for each market below, although some of our existing competitors and potential competitors have substantially greater financial, technical, distribution and marketing resources than we have and may offer products with different functions or features that are more attractive to potential customers than our offerings.

Alternative Investments:  In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, one group consisting of independent specialized administration providers, which are generally smaller than us, and the other including prime brokerage firms offering fund administration services. Major competitors in this market include CITCO Group, State Street Bank and Citi Alternative Investment Services. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Asset Management:  In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as SunGard, BNY Mellon Financial (Eagle Investment Systems) and Advent Software, to smaller providers of specialized applications and technologies such as StatPro, Charles River Development and others. We also compete with internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment. Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Insurance and Pension Funds:  In our insurance and pension funds market, we compete with a variety of vendors depending on clients characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of portfolio management systems, such as State Street Bank (Princeton Financial Systems) and SunGard, to smaller providers of specialized applications and services.

We also compete with outsourcers, as well as the internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing insurance and pension plan systems are the accuracy, timeliness and reporting of processed information provided to internal and external clients, features and adaptability of the software, level and quality of customer support, economies of scale and return on investment. Our strengths in this market are our years of experience, our top-tier clients, our ability to provide solutions by multiple delivery methods, our cost-effective and customizable solutions and our expertise. We believe that we have a strong competitive position in this market.

Real Estate Property Management:  In our real estate property management market, we compete with numerous software vendors consisting of smaller specialized real estate property management solution providers and larger property management software vendors with more dedicated resources than our real estate property management business, such as Yardi Systems. The key competitive factors in marketing property management systems are the features and adaptability of the software, level of quality and customer support, degree of responsiveness and overall net cost. Our strengths in this market are the quality of our software and our reputation with our clients. This is a very fragmented market with many competitors.

Treasury, Banks & Credit Unions:  In our treasury, banks & credit unions market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as SunGard and Misys. We also compete with outsourcers as well as the internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing financial institution software and services include accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our flexible technology platform and our ability to provide integrated solutions for our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Commercial Lending:  In our commercial lending market, we compete with a variety of other vendors depending on client characteristics such as size, type, location and functional requirements. Competitors in this market range from large competitors whose principal businesses are not in the loan management business, such as PNC Financial Services (Midland Loan Services), to smaller providers of specialized applications and technologies. The key competitive factors in marketing commercial lending solutions are the accuracy, timeliness and reporting of processed information provided to customers, level of software development expertise, level and quality of customer support and features and adaptability of the software. Our strength in this market is our ability to provide both broadly diversified and customizable solutions to our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Financial Markets:  In our financial markets, our competition falls into two categories — the internal development organizations within financial enterprises and specialized financial vendors, such as SunGard, Fidessa and Cinnober. The key competitive factors in marketing financial markets technology solutions are a proven track record of delivering high quality solutions, level of responsiveness and overall net cost. Our strengths in this market are a successful track record of delivering solutions and our reputation with our clients. This is an extremely competitive environment which requires developing a strong customer relationship where we are viewed more as a partner than a vendor.

Proprietary rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Risk factors — Risks relating to our business — If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.”

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2010, we had 1,399 full-time employees, consisting of:

•	242 employees in research and development;

•	826 employees in consulting and services;

•	90 employees in sales and marketing;

•	127 employees in client support; and

•	114 employees in finance and administration.

As of December 31, 2010, 365 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have a good relationship with our employees.

Additional Information

SS&C Holdings was incorporated in Delaware as Sunshine Acquisition Corporation in July 2005 and changed its name to SS&C Technologies Holdings, Inc. in June 2007. SS&C was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. On November 23, 2005, SS&C Holdings acquired SS&C in connection with the Transaction, as described above. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095. The telephone number of our principal executive offices is (860) 298-4500.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K and the other reports we file with the Securities and Exchange Commission. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Business

Our business is greatly affected by changes in the state of the general economy and the financial markets, and a prolonged downturn in the general economy or the financial services industry could disproportionately affect the demand for our products and services.

As widely reported, global credit and financial markets have experienced extreme disruptions over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These factors have caused and could continue to cause our clients or prospective clients to delay or reduce purchases of our products, and our revenues could be adversely affected. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues. Unfavorable economic conditions or continuing economic uncertainty could make it difficult for our clients to obtain credit on reasonable terms or at all, preventing them from making desired purchases of our products and services, and may impair the ability of our clients to pay for products they have purchased. We cannot predict the timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Continued turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery, particularly given the risk of sovereign debt defaults by European Union member countries, and prolonged declines in business consumer spending could materially adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients.

Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry could adversely affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:

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

Integration may not be smooth or successful. The inability of management to successfully integrate the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Such acquisitions may also place a significant strain on our administrative, operational, financial and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations and a decrease in the quality of work and innovation of our employees. Certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us.

We expect that our operating results, including our profit margins and profitability, may fluctuate over time.

Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. Additional factors that may lead to such fluctuation include:

•	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;

•	the lengthy and often unpredictable sales cycles of large client engagements;

•	the amount and timing of our operating costs and other expenses;

•	the financial health of our clients;

•	changes in the volume of assets under our clients’ management;

•	cancellations of maintenance and/or software-enabled services arrangements by our clients;

•	changes in local, national and international regulatory requirements;

•	changes in our personnel;

•	implementation of our licensing contracts and software-enabled services arrangements;

•	changes in economic and financial market conditions; and

•	changes in the mix in the types of products and services we provide.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property rights, including patents, trademarks and copyrights. From time to time, we have received notices claiming our technology may infringe third-party intellectual property rights or otherwise threatening to assert intellectual property rights. Any parties asserting that our products or services infringe upon their proprietary rights could force us to defend ourselves and possibly our clients against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

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

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 50% of our revenues for the year ended December 31, 2010. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of client data or require design modifications. We cannot be certain that, despite testing by us and our clients, errors will not be found in new products, which errors could result in data unavailability, loss or corruption of client assets, litigation and other claims for damages against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from our ongoing operations. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.

Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.

For the years ended December 31, 2008, 2009 and 2010, international revenues accounted for 39%, 36% and 32%, respectively, of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

We have incurred a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $290.8 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $133.3 million of 11 3/4% senior subordinated notes due 2013 and $157.5 million of secured indebtedness under our term loan B facility.

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

We are currently obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $21.3 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In addition, our senior credit facilities include other covenants which, subject to permitted exceptions, prohibit us from making capital expenditures in excess of certain thresholds, making investments, loans and other advances, engaging in sale-leaseback transactions, entering into speculative hedging agreements, and prepaying our other indebtedness while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios, particularly a leverage ratio and an interest coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. See Note 6 to our consolidated financial statements for additional information.

The restrictions contained in the indenture governing the notes and the agreement governing our senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or acquire companies, products or technologies or otherwise restrict our activities or business plans.

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

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to repurchase the notes at the required price or that restrictions in our senior credit facilities will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the notes.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. Our ability to pay dividends is limited by our status as a holding company and by the terms of the indenture governing our notes and the agreement governing our senior credit facilities, which significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to SS&C Holdings. See “Risk factors — Risks relating to our indebtedness — Restrictive covenants in the indenture governing the notes and the agreement governing our senior credit facilities may restrict our ability to pursue our business strategies.” Moreover, even in the absence of any such restrictions, none of the subsidiaries of SS&C Holdings is obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. Also, SS&C Holdings has no ability to acquire businesses or property or conduct other business activities directly. These limitations could reduce our attractiveness to investors.

Risks relating to ownership of our common stock

If equity research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If any equity research analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares in this offering.

Shares of our common stock were sold in our initial public offering, or IPO, at a price of $15.00 per share on March 31, 2010, and our common stock has subsequently traded as high as $21.95 and as low as $13.27. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of March 9, 2011, we have 76,448,720 shares of our common stock outstanding. In connection with our follow-on public offering on February 3, 2011, the holders of approximately 66,143,147 shares of our common stock signed lock-up agreements under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our common stock or any securities into or exercisable or exchangeable for shares of our common stock, without the prior written consent of J.P. Morgan Securities LLC for a period of 90 days, subject to extension. Those lock-up agreements are expected to expire on May 4, 2011. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. To the extent that any of these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-ups and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly.

A few significant stockholders control the direction of our business. If the ownership of our common stock continues to be highly concentrated, it will prevent you and other stockholders from influencing significant corporate decisions.

As of March 9, 2011, investment funds affiliated with Carlyle beneficially owned approximately 46.4% of our common stock, and William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 23.0% of our common stock. We are also party to a stockholders’ agreement with Carlyle and Mr. Stone, pursuant to which Carlyle and Mr. Stone have agreed to vote in favor of nominees to our board of directors nominated by each other. As a result, Carlyle and Mr. Stone exercise control over matters requiring stockholder approval and our policy and affairs.

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

Our management has broad discretion in the use of our existing cash resources and may not use such funds effectively.

Our management has broad discretion in the application of our cash resources. Accordingly, our stockholders will have to rely upon the judgment of our management with respect to our existing cash resources, with only limited information concerning management’s specific intentions. Our management may spend our cash resources in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business.

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

The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Global Select Market, impose a number of requirements on public companies, including provisions regarding corporate governance practices. Our management and other personnel devote a significant amount of time to compliance with these requirements. Moreover, these rules and regulations may make some activities time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we expend significant management time on compliance-related issues. Moreover if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by The NASDAQ Global Select Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices, which consist of 73,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in eighteen other locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Dublin, Ireland; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Singapore; Curacao, the Netherlands Antilles; and Sydney, Australia. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3.	Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any litigation or proceedings by third parties that our management believes could have a material adverse effect on us or our business.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Global Select Market under the symbol “SSNC” on March 31, 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High	Low

First Quarter 2010 (beginning March 31, 2010)	$16.34	$15.01
Second Quarter 2010	$18.41	$14.45
Third Quarter 2010	$18.36	$13.27
Fourth Quarter 2010	$21.95	$15.65

On March 9, 2011, the closing price reported on The NASDAQ Global Select Market of our common stock was $18.95 per share. As of March 9, 2010, we had approximately 24 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock. As of March 9, 2011, we had one holder of record of our Class A non-voting common stock.

We have never declared or paid dividends, and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Our ability to pay dividends is limited by our status as a holding company and by the terms of the indenture governing our notes and the agreement governing our senior credit facilities, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries, because our debt instruments directly or indirectly impose certain limitations on our subsidiaries’ ability to pay dividends or make loans to us. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Form 10-K.

Performance graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of SS&C Technologies Holdings, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from March 31, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2010 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF TEN MONTH CUMULATIVE TOTAL RETURN*
Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index
And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 3/31/2010 in index — including reinvestment of dividends.

	3/31/10	4/30/10	5/31/10	6/30/10	7/31/10	8/31/10	9/30/10	10/31/10	11/30/10	12/31/10
SS&C Technologies Holdings, Inc.	100	111	108	106	113	93	105	115	129	136
NASDAQ Composite Index	100	103	94	88	94	89	99	105	105	116
NASDAQ Computer & Data Processing	100	101	91	84	92	88	99	108	105	113

Recent sales of unregistered securities

None.

Use of Proceeds from Registered Securities

On February 9, 2011, we closed a follow-on public offering of our common stock, in which 11,000,000 shares of common stock were sold at a price to the public of $17.60 per share. We sold 2,000,000 shares of our common stock in the offering and selling stockholders sold 9,000,000 shares of our common stock in the offering. On March 9, 2011, we sold 1,100,000 shares of our common stock to the underwriters pursuant to the over-allotment option. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was approximately $213.0 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-171673), which was declared effective by the SEC on February 3, 2011. The offering commenced as of February 3, 2011 and did not terminate before all of the securities registered in the registration statement were sold. J.P. Morgan Securities LLC, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. acted as co-representatives of the underwriters. We raised approximately $52.1 million in net proceeds from shares sold by us in the offering after deducting underwriting discounts and commissions of $1.4 million and other estimated offering expenses of $0.8 million, of which the underwriters reimbursed us for $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. There has been no material change in the planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). On February 15, 2010, we announced that SS&C has issued a redemption notice with respect to its 11 3/4% Senior Subordinated Notes due 2013, and we intend to use our net proceeds from the offering and a portion of our existing cash resources to complete the redemption.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

	Successor
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010(5)	2009(4)	2008(3)	2007(2)	2006(1)
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$328,905	$270,915	$280,006	$248,168	$205,469
Operating income	79,840	67,103	65,083	48,730	43,869
Net income	32,413	19,018	18,801	6,575	1,075
Earnings per share
Basic	$0.47	$0.31	$0.31	$0.11	$0.02
Diluted	$0.44	$0.30	$0.30	$0.10	$0.02
Weighted average shares outstanding
Basic	69,027	60,381	60,284	60,245	60,172
Diluted	73,079	63,653	63,700	63,382	62,182
Cash dividends declared per share	—	—	—	—	—

	2010	2009	2008	2007	2006

Balance Sheet Data (at period end):
Total assets	$1,275,726	$1,185,641	$1,127,353	$1,190,495	$1,152,521
Total long-term debt, including current portion	290,794	397,259	408,726	443,009	471,929
Stockholders’ equity	857,183	645,987	587,253	612,593	563,132

(1)	On March 3, 2006, we acquired all of the outstanding stock of Cogent Management Inc. On August 31, 2006, we acquired the assets and business of Zoologic, Inc.

(2)	On March 12, 2007, we acquired all of the assets and business of Northport LLC.

(3)	On October 1, 2008, we acquired the assets and business of Micro Design Services, LLC. See Notes 2 and 11 of notes to our consolidated financial statements.

(4)	On March 20, 2009, we acquired the assets and business of Evare, LLC. On May 29, 2009, we acquired the assets and related business associated with Unisys Corporation’s MAXIMIS software. On November 19, 2009, we acquired all of the outstanding stock of TheNextRound, Inc. On December 31, 2009, we acquired Tradeware Global Corp., through the merger of TG Acquisition Corp., our wholly-owned subsidiary, with and into Tradeware Global Corp., with Tradeware Global Corp., being the surviving company and becoming our wholly-owned subsidiary. See Notes 2 and 11 of notes to our consolidated financial statements.

(5)	On February 3, 2010, we acquired the assets and related business associated with Geller & Company LLC’s Geller Investment Partnership Services division. On October 1, 2010, we acquired all of the outstanding stock of thinkorswim Technologies, Inc. On December 6, 2010, we acquired the all of the outstanding stock of PC Consulting d/b/a TimeShareWare. See Notes 2 and 11 of notes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,500 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Since 2007, we have expanded our presence in current markets and entered new markets, increased our contractually recurring revenues, enhanced our operating income, paid down debt and reduced our debt leverage, increased our revenues through offering our proprietary software as software-enabled services, and expanded our reach in the financial services market. Our acquisitions since 2007 have expanded our offerings for alternative investment managers, added to our portfolio management systems and provided us with new trading products for broker/dealers and financial exchanges.

Our revenues for 2010 were $328.9 million, compared to $270.9 million and $280.0 million in 2009 and 2008, respectively. Our revenues increased in 2010 from 2009 primarily as a result of revenues from products and services that we acquired through our acquisitions of Evare, LLC, or Evare, in March 2009, Unisys Corporation’s MAXIMIS software, or MAXIMIS, in May 2009, TheNextRound, Inc., or TNR, in November 2009, Tradeware Global Corp., or Tradeware, in December 2009, Geller & Company LLC’s Geller Investment Partnership Services division, or GIPS, in February 2010, thinkorswim Technologies, Inc., or TOS, in October 2010 and TimeShareWare, or TSW, in December 2010, which, in the aggregate, added $35.3 million in revenues in the year ended December 31, 2010. Organic revenues increased $17.6 million, and the favorable impact from foreign currency translation accounted for $5.1 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our recurring revenues, which consist of our maintenance revenues and software-enabled services revenues, were $284.5 million in 2010, compared to $229.4 million and $230.8 million in 2009 and 2008, respectively. In 2010, recurring revenues represented 86.5% of total revenues, compared to 84.7% and 82.4% in 2009 and 2008, respectively. We believe our high level of recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $104.3 million in 2010, compared to $98.6 million and $110.3 million in 2009 and 2008, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2007, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or that have a large base of maintenance clients. We believe that increasing the portion of our total revenues that are contractually recurring gives us the ability to better plan and manage our business and helps us reduce the fluctuations in revenues and cash flows typically associated with software license revenues. Our software-enabled services revenues increased from $165.6 million in 2008 to $211.8 million in 2010. Our maintenance revenues increased from $65.2 million in 2008 to $72.7 million in 2010. Maintenance customer retention rates have continued to be in excess of 90%, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have resulted in improved gross margins. Gross margins have increased from 49.1% in 2008 to 49.6% in 2010. We expect our contractually recurring revenues to continue to increase as a percentage of our total revenues.

We continue to focus on improving operating margins. Our total expenses, including costs of revenues, were $249.1 million in 2010, compared to $203.8 million and $214.9 million in 2009 and 2008, respectively. Our expenses increased in 2010 over 2009 primarily due to acquisitions, which added expenses of $25.3 million, an increase in stock-based compensation expense of $7.6 million, an increase in costs of $3.5 million related to foreign currency translation, an increase of $4.0 million in amortization expense, and an increase of $4.9 million in costs to support organic revenue growth. As a result of managing our expenses, our operating income margins were 24.3% of revenues in 2010 compared to 24.8% in 2009 and 23.2% in 2008. Consolidated EBITDA, a non-GAAP financial measure defined in our credit agreement and used to measure our debt compliance, was $141.3 million in 2010 compared to $119.3 million and $115.6 million, in 2009 and 2008, respectively. Please see Covenant Compliance for a reconciliation of net income to Consolidated EBITDA.

We generated $75.6 million in cash from operating activities in 2010, compared to $59.9 million and $61.7 million in 2009 and 2008, respectively. In 2010, we used our operating and financing cash flow and existing cash to repay $108.1 million of debt, acquire three businesses for $45.8 million, invest $4.8 million in capital equipment in our business and invest $0.5 million in capitalized software.

Acquisitions

To supplement our organic growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2008, we have spent approximately $115.2 million in cash to acquire eight businesses in the financial services industry.

The following table lists the businesses we have acquired since January 1, 2008:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services

TimeShareWare	December 2010	Added shared ownership property management platform to real estate offering
thinkorswim Technologies	October 2010	Added electronic OMS/EMS offering in broker dealer market
GIPS	February 2010	Expanded fund administration services to private equity market
Tradeware	December 2009	Added electronic trading offering in broker/ dealer market
TheNextRound	November 2009	Expanded private equity client base with TNR Solution product
MAXIMIS	May 2009	Expanded institutional footprint and provided new cross-selling opportunities
Evare	March 2009	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services
Micro Design Services	October 2008	Added real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products

Critical Accounting Estimates and Assumptions

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets and other contingent liabilities. Actual results may differ significantly from the estimates contained in our consolidated financial statements. We believe that the following are our critical accounting policies.

Revenue Recognition

Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues.

Software-enabled services revenues, which are based on a monthly fee or transaction-based, are recognized as the services are performed. Software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

We recognize software-enabled services revenues on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. We do not recognize any revenues before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon our summarization of account information and trading volume.

We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our products generally do not require significant modification or customization of the underlying software and, accordingly, the implementation services we provide are not considered essential to the functionality of the software.

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance, unless such acceptance is deemed perfunctory. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and customer support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance agreements generally require us to provide technical support and software updates to our clients (on a when-and-if-available basis). We generally provide maintenance services under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the contract.

We also sell term licenses with maintenance. These arrangements range from one to seven years. Vendor-specific objective evidence does not exist for the maintenance element in the term licenses, and revenues are therefore recognized ratably over the contractual term of the arrangement.

We occasionally enter into software license agreements requiring significant customization or fixed-fee professional service arrangements. We account for these arrangements in accordance with the percentage-of-completion method based on the ratio of hours incurred to expected total hours; accordingly we must estimate the costs to complete the arrangement utilizing an estimate of man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some software license agreements, we routinely apply judgments to the application of software revenue recognition accounting principles to specific agreements and transactions. Different judgments or different contract structures could have led to different accounting conclusions, which could have a material effect on our reported results of operations.

Allowance for Doubtful Accounts

The preparation of financial statements requires our management to make estimates relating to the collectibility of our accounts receivable. Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in our clients’ payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such estimates require significant judgment on the part of our management. Therefore, changes in the assumptions underlying our estimates or changes in the financial condition of our clients could result in a different required allowance, which could have a material effect on our reported results of operations.

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill by comparing the fair value or our reporting unit to its book value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value of our reporting unit exceeded its carrying value by more than 25% at December 31, 2010.

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge and thus materially different results of operations.

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2010, 2009 and 2008 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the fair value of our common stock prior to our initial public offering, the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified stock options. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

To date, we have granted stock options to our employees and directors under our 2006 equity incentive plan and 2008 stock incentive plan. Because there was no public market for our common stock prior to our IPO, our board of directors determined the fair value of our common stock on the measurement date, which required complex and subjective judgments. Our board reviewed and considered a number of factors when determining the fair value of our common stock, including:

•	the value of our business as determined at arm’s length in connection with the Transaction;

•	significant business milestones that may have affected the value of our business subsequent to the Transaction;

•	the risks associated with our business;

•	the economic outlook in general and the condition and outlook of our industry;

•	our financial condition and expected operating results;

•	our level of outstanding indebtedness;

•	the market price of stocks of publicly traded corporations engaged in the same or similar lines of business;

•	as of July 31, 2006, March 31, 2007 and March 1, 2008, analyses using a weighted average of three generally accepted valuation procedures: the income approach, the market approach — publicly traded guideline company method and the market approach — transaction method; and

•	as of November 15, 2008, April 1, 2009 and November 30, 2009, analyses using a weighted average of two generally accepted valuation procedures: the income approach and the market approach-publicly traded guideline company method. The market approach- transaction method was not utilized due to the lack of comparable transactions in the evaluation period.

The following table summarizes information about stock-based compensation awards granted since August 2006, the date of the first option grants since the Transaction:

			Weighted-	Weighted	Weighted-Average Grant Date Fair Value of
		Shares Under	Average	Average	Options by Vesting Type(1):
	Shares Under	Restricted	Exercise	Fair Value of			Change in
Grant Date	Option	Stock Award	Price	Underlying Stock	Time	Performance	Control

August 2006	9,909,555		$8.77	$8.77	$3.66	$3.88	$2.50
November 2006	89,250		8.77	8.77	3.62	3.84	2.50
March 2007	195,500		8.77	8.77	3.61	3.83	0.87
May 2007	148,750		11.64	11.64	4.81	5.10	1.07
June 2007	25,500		11.64	11.64	4.87	5.16	1.02
January 2009	255,041		10.08	10.08	2.86	—	—
December 2009	102,000		14.53	14.53	4.54	—	—
January 2010	4,250		14.53	14.53	4.49	—	—
February 2010	400,350		14.53	14.53	4.48	—	—
March 2010	1,615,085		14.53	14.53	4.51	—	—
March 2010	—	153,846	14.53	14.53	14.53	—	—
April 2010	21,250		15.29	15.29	4.79	—	—
May 2010	50,200		16.49	16.49	5.64	—	—
June 2010	48,500		17.83	17.83	6.06	—	—
August 2010	14,500		16.24	16.24	5.42	—	—

(1)	The weighted-average fair value of options by vesting type represents the value at the grant date. These fair values do not reflect the re-valuation of certain options related to modifications effected in February 2009, March 2008 and April 2007, or the resolutions approved by our board and compensation committee in February 2010 relating to performance-based and change in control or superior options, as more fully described in note 10 to our consolidated financial statements.

Income Taxes

The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. The carrying value of our deferred tax assets and liabilities is recorded based on the statutory rates that we expect our deferred tax assets and liabilities to reverse into income. We estimate the state rate at which our deferred tax assets and liabilities will reverse based on estimates of state income apportionment for future years. Each of these estimates requires significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

As of December 31, 2010, we had $9.5 million of liabilities for unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. We recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2010	2009	2008	2010	2009

Revenues:
Software licenses	$23,683	$20,661	$24,844	14.6%	(16.8)%
Maintenance	72,703	66,099	65,178	10.0	1.4
Professional services	20,727	20,889	24,352	(0.8)	(14.2)
Software-enabled services	211,792	163,266	165,632	29.7	(1.4)

Total revenues	$328,905	$270,915	$280,006	21.4%	(3.2)%

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Revenues:
Software licenses	7.2%	7.6%	8.9%
Maintenance	22.1	24.4	23.3
Professional services	6.3	7.7	8.7
Software-enabled services	64.4	60.3	59.1

Total revenues	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2010, 2009 and 2008

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

Revenues were $328.9 million, $270.9 million and $280.0 million in 2010, 2009 and 2008, respectively. Our revenues increased in 2010 by $58.0 million, or 21.4%, primarily due to an increase in revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR in November 2009, Tradeware in December 2009, GIPS in February 2010, TOS in October 2010 and TSW in December 2010, which, in the aggregate, added $35.3 million in revenues in the year ended December 31, 2010. Revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased $17.6 million, or 6.5%, and the favorable impact from foreign currency translation accounted for $5.1 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our revenues decreased in 2009 by $9.1 million, or 3.2%, primarily due to a decrease in organic revenues of $18.3 million, or 7%, partially offset by revenues from products and services that we acquired through our acquisitions of Micro Design Services (“MDS”) in October 2008, Evare in March 2009, MAXIMIS in May 2009 and TNR in November 2009, which added $15.6 million in revenues in the aggregate. The revenue decrease in 2009 was also due in part to the impact of the recent economic downturn and the unfavorable impact from foreign currency translation of approximately $6.4 million resulting from the strength of the U.S. dollar relative to the Canadian dollar, British pound, Australian dollar and the euro.

Software Licenses

Software license revenues were $23.7 million, $20.6 million and $24.8 million in 2010, 2009 and 2008, respectively. Our software license revenues increased in 2010 by $3.0 million primarily due to an increase of $1.9 million in organic software license revenues, revenues from acquisitions, which contributed $0.9 million, and an increase of $0.1 million related to foreign currency translation. Our software license revenues decreased in 2009 by $4.1 million primarily due to a decrease of $5.1 million in organic software license revenues and a decrease of $0.4 million related to foreign currency translation, partially offset by revenues of $1.4 million from acquisitions. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. During 2010, the average size and number of perpetual license transactions increased from those for the comparable period in 2009, while the revenues from term licenses decreased from the prior year period. During 2009, we had fewer perpetual license transactions than in 2008, but they remained at a similar average size. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $72.7 million, $66.1 million and $65.2 million in 2010, 2009 and 2008, respectively. Our maintenance revenues increased in 2010 by $6.6 million, or 10%, primarily due to revenues from acquisitions, which contributed $6.6 million in the aggregate, and the favorable impact from foreign currency translation of $0.3 million. These increases were partially offset by a decrease in organic maintenance revenues of $0.3 million. Our maintenance revenues increased in 2009 by $0.9 million, or 1%, primarily due to revenue from acquisitions, which added $5.0 million, partially offset by a decrease of $2.7 million in organic maintenance revenues and a decrease of $1.4 million related to foreign currency translation. The decrease in organic maintenance revenues in 2009 was primarily due to a decrease in fees for one significant customer. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which is generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $20.7 million, $20.9 million and $24.4 million in 2010, 2009 and 2008, respectively. Our professional services revenues decreased by $0.2 million in 2010 primarily due to a decrease of $2.5 million in organic professional services revenues, partially offset by revenues from acquisitions, which contributed $1.9 million in the aggregate and the favorable impact from foreign currency translation of $0.4 million. The decrease in organic revenues for 2010 was primarily due to a one-time significant project fee recognized in the second quarter of 2009. Our professional services revenues decreased in 2009 by $3.5 million, or 14%, primarily due to a decrease of $4.9 million in organic revenues and a decrease of $0.7 million related to foreign currency translation, partially offset by revenues of $2.1 million from acquisitions. The decrease in organic revenues in 2009 was primarily due to one significant professional services project that commenced during the first quarter of 2008 and was completed during 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services

Software-enabled services revenues were $211.8 million, $163.3 million and $165.6 million in 2010, 2009 and 2008, respectively. Our software-enabled services revenues increased in 2010 by $48.5 million, or 30%, primarily due to revenues from acquisitions, which contributed $25.7 million, an increase of $18.5 million in organic software-enabled services revenues and the favorable impact from foreign currency translation of $4.3 million. Organic revenues increased in 2010 due primarily to high demand for our services from alternative asset managers. Our software-enabled services revenues decreased in 2009 by $2.3 million, or 1%, primarily due to a decrease of $5.5 million in organic software-enabled services revenues and a decrease of $3.9 million related to foreign currency translation, partially offset by revenues of $7.1 million from acquisitions. Contributing to the decline in organic revenues in 2009 was a decrease in fees for one significant client and decreases in the variable portion of our fees, which are tied to our clients’ assets under management. Future software-enabled services revenue growth is dependent on our ability to add new software-enabled services clients, retain existing clients and increase average software-enabled services fees.

Cost of Revenues

The total cost of revenues was $165.9 million, $137.7 million and $142.4 million in 2010, 2009 and 2008, respectively. Our gross margin increased from 49% in 2009 and 2008 to 50% in 2010. Our total cost of revenues increased in 2010 by $28.2 million primarily as a result of acquisitions, which added costs of revenues of $16.0 million, an increase of $4.0 million in amortization expense, an increase of $3.7 million in costs to support organic revenue growth, an increase in costs of $2.3 million related to foreign currency translation and an increase in stock-based compensation expense of $2.2 million. The increase in amortization expense was primarily related to recent acquisitions. Our total cost of revenues decreased in 2009 by $4.7 million primarily due to a decrease of $9.9 million in costs to support organic revenue growth as a result of our workforce reduction in the fourth quarter of 2008 and a decrease in costs of $3.6 million related to foreign currency translation. Our 2009 stock-based compensation decreased by $0.5 million, as the time-based options granted in August 2006 became fully vested during the year and a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These cost reductions were partially offset by our acquisitions of MDS, Evare, MAXIMIS and TNR, which added costs of $6.2 million in the aggregate, and an increase in amortization expense of $3.1 million.

Cost of Software License Revenues

Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $7.8 million, $8.5 million and $9.2 million in 2010, 2009 and 2008, respectively. The decrease in cost of software license revenues in 2010 was primarily due to a reduction of $0.8 million in amortization expense, partially offset by an increase of $0.1 million related to foreign currency translation. The decrease in cost of software license revenues in 2009 was primarily due to a decrease of $0.9 million in costs to support organic software license revenues and a decrease of $0.1 million related to foreign currency translation, partially offset by an increase of $0.3 million in amortization expense.

Cost of Maintenance Revenues

Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $32.7 million, $27.6 million and $26.9 million in 2010, 2009 and 2008, respectively. The increase in cost of maintenance revenues in 2010 of $5.1 million, or 19%, was primarily due to acquisitions, which added $2.5 million in costs, an increase of $2.1 million in amortization expense, an increase in costs of $0.3 million related to foreign currency translation and an increase in stock-based compensation expense of $0.2 million. Cost of maintenance revenues as a percentage of these revenues was 45% for 2010 compared to 42% for 2009. The increase in costs as a percentage of revenues for the period is primarily related to our recent acquisitions. The increase in cost of maintenance revenues in 2009 of $0.7 million was primarily due to an increase of $2.1 million in amortization expense and our acquisitions, which added $0.8 million in costs, partially offset by a decrease of $1.6 million in costs to support organic maintenance revenue and a decrease of $0.6 million related to foreign currency translation. The increase in amortization expense for the periods is primarily related to recent acquisitions.

Cost of Professional Services Revenues

Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services. The cost of professional services revenue was $14.0 million, $14.2 million and $16.1 million in 2010, 2009 and 2008, respectively. The decrease in costs of professional services revenues in 2010 of $0.2 million, or 1%, was primarily related to a reduction of $2.2 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $1.4 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in stock-based compensation expense of $0.3 million. Cost of professional services revenues as a percentage of these revenues was 67% for 2010 compared to 68% for 2009. The decrease in cost of professional services revenues in 2009 was primarily due to reductions of $3.6 million in costs to support professional services revenues and a decrease of $0.5 million related to foreign currency translation, partially offset by acquisitions, which added $2.2 million in costs.

Cost of Software-Enabled Services Revenues

Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $111.5 million, $87.5 million and $90.3 million in 2010, 2009 and 2008, respectively. The increase in costs of software-enabled services revenues in 2010 of $24.0 million, or 27%, was primarily related to our acquisitions, which added $12.1 million in costs, an increase of $5.9 million in costs to support the growth of organic software-enabled services revenues, an increase of $2.7 million in amortization expense, an increase in costs of $1.6 million related to foreign currency translation and an increase in stock-based compensation expense of $1.7 million. Cost of software-enabled services revenues as a percentage of these revenues was 53% for 2010 compared to 54% for 2009. The decrease in cost of software-enabled services revenues in 2009 of $2.8 million was primarily due to reductions of $3.8 million in costs to support software-enabled services revenues, a decrease of $2.4 million related to foreign currency translation and a decrease of $0.5 million in stock-based compensation expense, partially offset by our acquisitions, which added $3.2 million in costs, and an increase of $0.7 million in amortization expense. The increase in amortization expense for the period is primarily related to recent acquisitions.

Operating Expenses

Our total operating expenses were $83.1 million, $66.1 million and $72.5 million in 2010, 2009 and 2008, respectively, representing 25%, 24% and 26%, respectively, of total revenues in those years. The increase in total operating expenses in 2010 of $17.0 million, or 26%, was primarily due to our acquisitions, which added $9.2 million in costs, an increase in stock-based compensation of $5.4 million, an increase in costs of $1.1 million related to foreign currency translation and an increase of $1.3 million in costs to support revenue growth. The decrease in operating expenses in 2009 of $6.4 million was primarily due to reductions in costs of approximately $7.7 million, which were partially the result of non-recurring prior year expenses of $1.6 million related to our prior proposed initial public offering, which was withdrawn due to market conditions, and severance expenses of $1.0 million related to our workforce reduction in 2008. Additionally, our acquisitions added costs of $3.7 million and amortization expense increased $0.2 million, partially offset by a decrease of $1.2 million in stock-based compensation expense and a decrease of $1.4 million related to foreign currency translation.

Selling and Marketing

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $25.2 million, $20.4 million and $19.6 million in 2010, 2009 and 2008, respectively, representing 8%, 8% and 7%, respectively, of total revenues in those years. The increase in selling and marketing expenses in 2010 of $4.8 million, or 24%, was primarily related to our acquisitions, which added $3.3 million in costs, an increase in stock-based compensation expense of $1.0 million, an increase of $0.3 million in costs to support revenue growth and an increase in costs of $0.2 million related to foreign currency translation. The increase in selling and marketing expenses in 2009 of $0.8 million was primarily attributable to our acquisitions, which added $1.0 million in costs, an increase in costs of $0.3 million and an increase in amortization expense of $0.2 million, partially offset by a decrease of $0.5 million related to foreign currency translation and a decrease in stock-based compensation expense of $0.2 million.

Research and Development

Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $31.4 million, $26.5 million and $26.8 million in 2010, 2009 and 2008, respectively, representing 10% of total revenues in each of those years. The increase in research and development expenses in 2010 of $4.9 million, or 19%, was primarily related to our acquisitions, which added $3.5 million in costs, an increase in costs of $0.6 million related to foreign currency translation, an increase in stock-based compensation expense of $0.7 million and an increase of $0.1 million in costs to support revenue growth. The decrease in research and development expenses in 2009 of $0.3 million was primarily due to a reduction of $1.8 million in costs, a decrease of $0.5 million related to foreign currency translation and a decrease in stock-based compensation expense of $0.2 million, partially offset by our acquisitions, which added $2.2 million in costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $26.5 million, $19.2 million and $26.1 million in 2010, 2009 and 2008, respectively, representing 8%, 7% and 9%, respectively, of total revenues in those years. The increase in general and administrative expenses of $7.3 million, or 38%, was primarily related to an increase in stock-based compensation expense of $3.7 million, our acquisitions, which added $2.4 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in costs of $0.9 million to support revenue growth. The decrease in general and administrative expenses in 2009 of $6.9 million was primarily due to reductions of $6.2 million in costs, which were partially the result of non-recurring prior year expenses of $1.6 million related our prior proposed initial public offering, which was withdrawn due to market conditions, and severance expenses of $0.7 million related to our workforce reduction in November 2008. A decrease of $0.8 million in stock-based compensation expense and a decrease of $0.4 million related to foreign currency translation were partially offset by our acquisitions, which added $0.5 million in costs.

Interest Income, Interest Expense and Other Income (Expense), Net

We had interest expense of $30.6 million and interest income of $0.2 million in 2010 compared to interest expense of $36.9 million and interest income of less than $0.1 million in 2009. We had interest expense of $41.5 million and interest income of $0.4 million in 2008. The decrease in interest expense in 2010 reflects the lower average debt balance resulting from net repayments of debt of $108.1 million, which includes the partial redemption on our senior subordinated notes in April 2010 (discussed further in “Liquidity and Capital Resources”). The increase in interest income in 2010 is related to slightly higher average interest rates as compared to 2009. The decrease in interest expense in 2009 reflects the lower average debt balance and lower average interest rates on the unhedged floating portion of our debt as compared to 2008. The decrease in interest income in 2009 is also related to the lower average interest rates as compared to 2008.

Other income, net in 2010 of $0.5 million consists primarily of a reduction of $1.0 million in our contingent consideration liability associated with the TNR acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million. (See Notes 7 and 11 to our consolidated financial statements for additional information regarding the TNR contingent liability.) Other expense, net in 2009 of $1.4 million consists primarily of foreign currency transaction losses of $1.5 million. Other income, net in 2008 of $2.0 million consists primarily of foreign currency transaction gains of $4.0 million, partially offset by a $2.0 million loss we recorded relating to our investment in a private company, which we account for under the equity method of accounting.

Loss on extinguishment of debt

Loss on extinguishment of debt in 2010 consisted of $4.2 million in note redemption premiums and $1.3 million from the write-offs of deferred financing costs associated with the redemption of $71.75 million of our notes, which is discussed further in “Liquidity and Capital Resources”.

Provision for Income Taxes

For the year ended December 31, 2010, we recorded a provision for income taxes of $12.0 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $4.0 million, partially offset by state income taxes of $1.8 million. For the year ended December 31, 2009, we recorded a provision for income taxes of $9.8 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million, partially offset by state income taxes of $1.8 million. For the year ended December 31, 2008, we recorded a provision for income taxes of $7.1 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million and a benefit of $0.6 million due to changes in Canadian withholding rates enacted in December 2008. These benefits were partially offset by state income taxes of $1.0 million. We had $59.4 million of deferred tax liabilities and $20.5 million of deferred tax assets at December 31, 2010. In future years, we expect to have sufficient levels of taxable income to realize the net deferred tax assets at December 31, 2010.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand and cash flows from operations to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

Our cash and cash equivalents at December 31, 2010 were $84.8 million, an increase of $65.7 million from $19.1 million at December 31, 2009. The increase in cash is due primarily to proceeds from our IPO of $134.6 million and cash provided by operations, which was partially offset by repayments of debt, cash used for acquisitions and capital expenditures.

On February 3, 2011, we completed a follow-on public offering of 11,000,000 shares of our common stock at a price per share of $17.60. Of the 11,000,000 shares offered to the public, 2,000,000 shares were offered by us and 9,000,000 shares were offered by selling stockholders. On March 9, 2011, we sold 1,100,000 shares of our common stock to the underwriters pursuant to the over-allotment option. We received total net proceeds from the offering of approximately $52.1 million, none of which relates to proceeds from the sale of shares by selling stockholders. On February 15, 2011, we announced that SS&C issued a redemption notice for $66.6 million in aggregate principal amount outstanding of its 11 3/4% senior subordinated notes due 2013, at a redemption price of 102.9375% of principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption. This redemption will result in a loss on extinguishment of debt of approximately $2.9 million in the period in which the notes are redeemed, which includes a $2.0 million redemption premium and a non-cash charge of approximately $0.9 million relating to the write-off of deferred financing fees attributable to the redeemed notes.

Net cash provided by operating activities was $75.6 million in 2010. Cash provided by operating activities was primarily due to net income of $32.4 million adjusted for non-cash items of $44.5 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $1.3 million. The changes in our working capital accounts were driven by decreases in accounts payable, accrued expenses and deferred revenues and other liabilities and by increases in prepaid expenses and other assets, partially offset by a change in income taxes prepaid and payable from a use of cash to a source of cash and decreases in accounts receivable. The decrease in accounts receivable was primarily due to the improvement in days’ sales outstanding from 53 days at December 31, 2009 to 48 days at December 31, 2010. The change in income taxes prepaid and payable was primarily related to an income tax benefit associated with the exercise of stock options, partially offset by a prepayment of income taxes.

Investing activities used net cash of $51.1 million in 2010, primarily related to $45.8 million cash paid for our acquisitions of GIPS, TOS and TSW and $5.3 million net cash paid for capital expenditures.

Financing activities provided net cash of $41.1 million in 2010, representing $134.6 million in net proceeds received from our IPO in April 2010, $10.8 million received from the exercise of stock options and related income tax benefits of $5.1 million, partially offset by $108.1 million in net repayments of debt and $1.2 million in purchases of common stock for treasury. The repayment of debt during the period is due to our use of proceeds from our IPO to redeem $71.75 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest on such amount to, but excluding, the date of redemption and approximately $36.3 million of repayments on our senior credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other		Less than			More than
Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years	All Other

Short-term and long-term debt	$290,794	$1,702	$289,092	$—	$—	$—
Interest payments(1)	54,920	19,650	35,270	—	—	—
Operating lease obligations(2)	52,069	8,859	14,824	10,242	18,144	—
Purchase obligations(3)	7,139	4,906	1,713	520	—	—
Uncertain tax positions and related interest(4)	11,240	—	—	—	—	11,240

Total contractual obligations	$416,162	$35,117	$340,899	$10,762	$18,144	$11,240

(1)	Reflects interest payments on our term loan facility at an assumed interest rate of three-month LIBOR of 0.30% plus 2.0% for U.S. dollar loans and CDOR of 1.20% plus 2.5% for Canadian dollar loans, and required interest payments on our senior subordinated notes of 11.75%.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

(4)	As of December 31, 2010, our liability for uncertain tax positions and related net interest payable were $9.5 million and $1.7 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Transaction

On November 23, 2005, in connection with the Transaction, SS&C (1) entered into a new $350.0 million credit facility, consisting of a $200.0 million term loan facility with SS&C as the borrower, a $75.0 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17.0 million of which is denominated in US dollars and $58.0 million of which is denominated in Canadian dollars) and a $75.0 million revolving credit facility and (2) issued $205.0 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013, which were subsequently reduced to $133.3 million as discussed below.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2010, our total indebtedness was $290.8 million, and we had $75.0 million available for borrowing under our revolving credit facility.

Senior Credit Facilities

SS&C’s borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, SS&C pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. SS&C is obligated to make quarterly principal payments on the term loan of $1.7 million per year. Subject to certain exceptions, thresholds and other limitations, SS&C is required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

The obligations under the senior credit facilities are guaranteed by SS&C Holdings and all of SS&C’s existing and future material wholly owned U.S. subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by SS&C Holdings, SS&C and each of SS&C’s U.S. and Canadian subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations under the senior credit facilities are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by SS&C Holdings, SS&C and each of SS&C’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of SS&C Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by SS&C Holdings, SS&C and each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of SS&C Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2010.

11 3/4% Senior Subordinated Notes due 2013

The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt of SS&C.

The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the senior subordinated notes. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In May 2010, SS&C redeemed $71.75 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010, the date of redemption. In February 2011, SS&C issued a notice of redemption for $66.6 million in aggregate principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.

Covenant Compliance

Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2010, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

Any breach of covenants in the senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$32,413	$19,018	$18,801
Interest expense, net	35,892	36,863	41,130
Income tax provision	12,034	9,804	7,146
Depreciation and amortization	40,728	36,028	35,038

EBITDA	121,067	101,713	102,115
Purchase accounting adjustments(1)	(238)	(93)	(289)
Capital-based taxes	1,091	795	1,212
Unusual or non-recurring charges(2)	(325)	1,990	1,480
Acquired EBITDA and cost savings(3)	6,392	8,053	2,379
Stock-based compensation	13,254	5,607	7,323
Other(4)	39	1,201	1,346

Consolidated EBITDA, as defined	$141,280	$119,266	$115,566

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency transaction gains and losses, expenses related to our prior proposed public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds and payments from legal and other settlements, costs associated with the closing of a regional office and other one-time gains and expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for the year ended December 31, 2010 limits expenditures to $25.5 million. Actual capital expenditures for the year ended December 31, 2010 were $4.8 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the year ended December 31, 2010 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio(1)	5.50	x	1.85	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25	x	4.99	x

(1)	Calculated as the ratio of funded debt, less cash on hand up to a maximum of $30.0 million, to Consolidated EBITDA, as defined by the senior credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative literature update relating to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure regarding the significant judgments made and changes to those judgments and regarding the effect of the application of the relative selling-price method on the timing or amount of revenue recognition. These amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact of this new standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2010, excluding capital leases, we had total debt of $290.8 million, including $157.5 million of variable interest rate debt. As of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $1.6 million per year.

At December 31, 2010, $27.9 million of our debt was denominated in Canadian dollars. We expect that our Canadian dollar-denominated debt will be serviced through operating cash flows from our Canadian operations. A 5% change in the foreign currency exchange rate between the U.S. dollar and Canadian dollar would result in a change in our consolidated debt balance of approximately $1.4 million.

During 2010, approximately 32% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2010. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is contained in our consolidated financial statements, related footnotes and the report of PricewaterhouseCoopers LLP, which information follows the signature page to this annual report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Exemption from Management’s Report on Internal Control Over Financial Reporting for 2010

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 10, 2011, we entered into Amendment No. 3 to the Stockholders Agreement, dated as of November 23, 2005, as amended by Amendment No. 1 dated April 22, 2008, and Amendment No. 2 dated March 2, 2010, by and among Holdings, Carlyle Partners IV, L.P., a Delaware limited partnership (“CP IV”), CP IV Coinvestment, L.P., a Delaware limited partnership (together with CP IV, the “Carlyle Stockholders”), and William C. Stone. The Amendment provides, among other things, that Mr. Stone and the Carlyle Stockholders shall take such action as may be required to increase the size of our board of directors from seven members to eight members, with the additional director to be collectively nominated by the Carlyle Stockholders and Mr. Stone.

Mr. Stone is our Chairman of the Board and Chief Executive Officer. As of March 9, 2011, Mr. Stone owned approximately 23.0% of the outstanding shares of our common stock, and the Carlyle Stockholders beneficially owned approximately 46.4% of the outstanding shares of our common stock. The members of our board of directors affiliated with the Carlyle Stockholders are: Allan M. Holt, a Managing Director and Head of the U.S. Buyout Group of Carlyle; Campbell (Cam) R. Dyer, a Principal in the Technology Buyout Group of Carlyle; and Claudius (Bud) E. Watts IV, a Managing Director and Head of the Technology Buyout Group of Carlyle.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements

The following financial statements are filed as part of this annual report:

2.	Financial Statement Schedules

Financial statement schedules are not submitted because they are not applicable, not required or the information is included in our consolidated financial statements.

3.	Exhibits

The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this annual report is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ Normand A. Boulanger Normand A. Boulanger	Director	March 11, 2011

/s/ Campbell R. Dyer Campbell R. Dyer	Director	March 11, 2011

/s/ William A. Etherington William A. Etherington	Director	March 11, 2011

/s/ Allan M. Holt Allan M. Holt	Director	March 11, 2011

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	March 11, 2011

/s/ Jonathan E. Michael Jonathan E. Michael	Director	March 11, 2011

/s/ David Varsano David Varsano	Director	March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 8, 2011

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated balance sheets

	December 31,	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$84,843	$19,055
Accounts receivable, net of allowance for doubtful accounts of $1,986 and $1,425, respectively (Note 3)	45,531	41,600
Prepaid expenses and other current assets	5,932	6,164
Prepaid income taxes	2,242	669
Deferred income taxes	1,142	1,780

Total current assets	139,690	69,268

Property and equipment:
Leasehold improvements	5,605	5,358
Equipment, furniture, and fixtures	30,407	25,915

	36,012	31,273
Less accumulated depreciation	(22,442)	(17,237)

Net property and equipment	13,570	14,036

Deferred income taxes	686	499
Goodwill	926,668	885,517
Intangible and other assets, net of accumulated amortization of $153,123 and $116,670, respectively	195,112	216,321

Total assets	$1,275,726	$1,185,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,702	$4,270
Accounts payable	3,790	4,804
Income taxes payable	—	703
Accrued employee compensation and benefits	16,854	14,693
Other accrued expenses	11,052	16,938
Interest payable	1,305	2,070
Deferred maintenance and other revenue	41,671	40,400

Total current liabilities	76,374	83,878
Long-term debt, net of current portion (Note 6)	289,092	392,989
Other long-term liabilities	12,343	12,779
Deferred income taxes (Note 5)	40,734	50,008

Total liabilities	418,543	539,654

Commitments and contingencies (Note 13)
Stockholders’ equity (Notes 4 and 10):
Common stock:
Class A non-voting common stock, $0.01 par value, 5,000 shares authorized; 791 shares issued and outstanding, of which 154 are unvested	8	—
Common stock, $0.01 par value, 100,000 shares authorized; 72,489 shares and 60,807 shares issued, respectively, and 72,001 shares and 60,400 shares outstanding, respectively	725	608
Additional paid-in capital	750,857	587,293
Accumulated other comprehensive income	32,699	16,436
Retained earnings	78,713	46,300

	863,002	650,637
Less: cost of common stock in treasury, 488 shares and 407 shares, respectively	(5,819)	(4,650)

Total stockholders’ equity	857,183	645,987

Total liabilities and stockholders’ equity	$1,275,726	$1,185,641

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated statements of operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Revenues:
Software licenses	$23,683	$20,661	$24,844
Maintenance	72,703	66,099	65,178
Professional services	20,727	20,889	24,352
Software-enabled services	211,792	163,266	165,632

Total revenues	328,905	270,915	280,006

Cost of revenues:
Software licenses	7,750	8,499	9,198
Maintenance	32,712	27,559	26,854
Professional services	13,954	14,154	16,118
Software-enabled services	111,516	87,528	90,263

Total cost of revenues	165,932	137,740	142,433

Gross profit	162,973	133,175	137,573

Operating expenses:
Selling and marketing	25,229	20,362	19,566
Research and development	31,442	26,513	26,804
General and administrative	26,462	19,197	26,120

Total operating expenses	83,133	66,072	72,490

Operating income	79,840	67,103	65,083
Interest income	170	28	409
Interest expense	(30,582)	(36,891)	(41,539)
Other income (expense), net	499	(1,418)	1,994
Loss on extinguishment of debt	(5,480)	—	—

Income before income taxes	44,447	28,822	25,947
Provision for income taxes (Note 5)	12,034	9,804	7,146

Net income	$32,413	$19,018	$18,801

Basic earnings per share	$0.47	$0.31	$0.31

Basic weighted average number of common shares outstanding	69,027	60,381	60,284

Diluted earnings per share	$0.44	$0.30	$0.30

Diluted weighted average number of common and common equivalent shares outstanding	73,079	63,653	63,700

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated statements of cash flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flow from operating activities:
Net income	$32,413	$19,018	$18,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,728	36,028	35,038
Stock compensation expense	13,254	5,607	7,323
Amortization of loan origination costs	3,392	2,306	2,328
Equity losses in long-term investment	—	—	2,098
(Gain) loss on sale or disposition of property and equipment	(9)	13	1
Deferred income taxes	(13,700)	(8,861)	(7,368)
Provision for doubtful accounts	831	213	865
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,066	3,360	(1,301)
Prepaid expenses and other assets	(133)	(284)	(2,742)
Income taxes prepaid and payable	2,073	(5,236)	2,552
Accounts payable	(1,041)	1,549	(494)
Accrued expenses	(2,660)	1,646	1,581
Deferred maintenance and other revenue	(647)	4,493	2,973

Net cash provided by operating activities	75,567	59,852	61,655

Cash flow from investing activities:
Additions to property and equipment	(4,834)	(2,559)	(6,746)
Proceeds from sale of property and equipment	59	3	2
Cash paid for business acquisitions, net of cash acquired (Note 11)	(45,815)	(51,477)	(17,864)
Additions to capitalized software	(509)	(101)	—

Net cash used in investing activities	(51,099)	(54,134)	(24,608)

Cash flow from financing activities:
Cash received from other borrowings	—	2,000	—
Repayment of debt	(108,120)	(19,679)	(25,574)
Income tax benefit related to exercise of stock options	5,064	—	—
Proceeds from common stock issuance, net	134,558	—	—
Proceeds from exercise of stock options	10,813	1,998	2,398
Purchase of common stock for treasury	(1,169)	(2,215)	(2,357)

Net cash provided by (used in) financing activities	41,146	(17,896)	(25,532)

Effect of exchange rate changes on cash	174	1,934	(1,391)

Net increase (decrease) in cash and cash equivalents	65,788	(10,244)	10,124
Cash and cash equivalents, beginning of period	19,055	29,299	19,175

Cash and cash equivalents, end of period	$84,843	$19,055	$29,299

Supplemental disclosure of cash paid for:
Interest	$29,291	$34,061	$38,505
Income taxes, net	$18,344	$23,512	$12,472

Supplemental disclosure of non-cash investing activities:

See Note 11 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated statements of changes in stockholders’ equity
For the years ended December 31, 2010, 2009 and 2008

	Class A
	Common Stock		Common Stock				Accumulated
	Number		Number				Other			Total
	of		of		Additional		Comprehensive		Total	Comprehensive
	Issued		Issued		Paid-in	Retained	Income	Treasury	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity	(Loss)
	(In thousands)

Balance, at December 31, 2007	—	$—	60,254	$603	$569,972	$8,481	$33,615	$(78)	$612,593
Net income	—	—	—	—	—	18,801	—	—	18,801	$18,801
Foreign exchange translation adjustment	—	—	—	—	—	—	(49,078)	—	(49,078)	(49,078)
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(2,427)	—	(2,427)	(2,427)

Total comprehensive loss										$(32,704)

Stock-based compensation expense	—	—	—	—	7,323	—	—	—	7,323
Exercise of options	—	—	291	2	2,396	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	(2,357)	(2,357)

Balance, at December 31, 2008	—	—	60,545	605	579,691	27,282	(17,890)	(2,435)	587,253
Net income	—	—	—	—	—	19,018	—	—	19,018	$19,018
Foreign exchange translation adjustment	—	—	—	—	—	—	32,879	—	32,879	32,879
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	1,447	—	1,447	1,447

Total comprehensive income										$53,344

Stock-based compensation expense	—	—	—	—	5,607	—	—	—	5,607
Exercise of options	—	—	262	3	1,995	—	—	—	1,998
Purchase of common stock	—	—	—	—	—	—	—	(2,215)	(2,215)

Balance, at December 31, 2009	—	—	60,807	608	587,293	46,300	16,436	(4,650)	645,987
Net income	—	—	—	—	—	32,413	—		32,413	$32,413
Foreign exchange translation adjustment	—	—	—	—	—	—	13,448		13,448	13,448
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	2,815		2,815	2,815

Total comprehensive income										$48,676

Stock-based compensation expense	—	—	—	—	13,254	—	—	—	13,254
Exercise of options	637	6	1,848	19	10,788	—	—	—	9,644
Income tax benefit related to exercise of stock options	—	—	—	—	5,064	—	—	—	5,064
Issuance of common stock	154	2	9,834	98	134,458
Purchase of common stock	—	—	—	—	—	—	—	(1,169)	134,558

Balance, at December 31, 2010	791	$8	72,489	$725	$750,857	$78,713	$32,699	$(5,819)	$857,183

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements

SS&C Technologies Holdings, Inc. is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C

1.	Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in the U.K., the Netherlands, Malaysia, Ireland, Australia, the Netherlands Antilles and Japan. The Company’s portfolio of over 60 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

1. Insurance and pension funds;

2. Asset management;

3. Alternative investments;

4. Financial markets;

5. Commercial lending;

6. Real estate property management;

7. Municipal finance; and

8. Treasury, banks and credit unions.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectibility of accounts receivable, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Unconsolidated investments in entities over which the Company does not have control but has the ability to exercise influence over operating and financial policies are accounted for under the equity method of accounting. Earnings and losses from such investments are recorded on a pre-tax basis.

Revenue Recognition

The Company’s payment terms for software licenses typically require that the total fee be paid upon signing of the contract. Maintenance services are typically due in full at the beginning of the maintenance

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

period. Professional services and software-enabled services are typically due and payable monthly in arrears. Normally the Company’s arrangements do not provide for any refund rights, and payments are not contingent on specific milestones or customer acceptance conditions. For arrangements that do contain such provisions, the Company defers revenue until the rights or conditions have expired or have been met.

Unbilled accounts receivable primarily relates to professional services and software-enabled services revenue that has been earned as of month end but is not invoiced until the subsequent month, and to software license revenue that has been earned and is realizable but not invoiced to clients until future dates specified in the client contract.

Deferred revenue consists of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance contracts in advance of services performed.

License Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provides guidance on applying GAAP in recognizing revenue on software transactions. Accounting standards require that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). The Company recognizes software license revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment and receipt of a signed contract, provided that collection is probable and all other revenue recognition criteria are met. The Company sells perpetual software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from stated renewal rates. The contract value is then attributed to professional services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and, accordingly, implementation services provided by the Company are not considered essential to the functionality of the software. The remainder of the total contract value is then attributed to the software license based on the residual method.

The Company also sells term licenses ranging from one to seven years, some of which include bundled maintenance services. For those arrangements with bundled maintenance services, VSOE does not exist for the maintenance element and therefore the total fee is recognized ratably over the contractual term of the arrangement. The Company classifies revenues from bundled term license arrangements as both software licenses and maintenance revenues by allocating a portion of the revenues from the arrangement to maintenance revenues and classifying the remainder in software licenses revenues. The Company uses its renewal rates for maintenance under perpetual license agreements for the purpose of determining the portion of the arrangement fee that is classified as maintenance revenues.

The Company occasionally enters into license agreements requiring significant customization of the Company’s software. The Company accounts for the license fees under these agreements on the percentage-of-completion basis. This method requires estimates to be made for costs to complete the agreement

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

utilizing an estimate of development man-hours remaining. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis, and are made in the period in which such losses are first estimated or determined.

Maintenance Agreements

Maintenance agreements generally require the Company to provide technical support and software updates (on a when-and-if-available basis) to its clients. Such services are generally provided under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

Professional Services

The Company provides consulting and training services to its clients. Revenues for such services are generally recognized over the period during which the services are performed. The Company typically charges for professional services on a time and materials basis. However, some contracts are for a fixed fee. For the fixed-fee arrangements, an estimate is made of the total hours expected to be incurred to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Revenues are recognized each period based on the hours incurred to date compared to the total hours expected to complete the project.

Software-enabled Services

The Company’s software-enabled services arrangements make its software applications available to its clients for processing of transactions. The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under the arrangements, the client does not have the right to take possession of the software, rather, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems. Software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

The Company recognizes software-enabled services revenues on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company does not recognize any revenue before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $0.6 million and $0.1 million are included in the December 31, 2010 and 2009 balance sheets, respectively, under “Intangible and other assets”.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. There was no amortization expense related to capitalized software development costs for the year ended December 31, 2010. Amortization expense related to capitalized software development costs was $0.1 million for each of the years ended December 31, 2009 and 2008.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the Company’s financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified option awards. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

Other Income

Other income, net for 2010 consists primarily of a reduction of $1.0 million in the Company’s contingent consideration liability associated with the TNR acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million. Other income, net for 2009 consists primarily of foreign currency transaction losses of $1.5 million. Other income, net for 2008 consists primarily of foreign currency transaction gains of $4.0 million, partially offset by a $2.0 million loss relating to an investment in a private company which is accounted for under the equity method of accounting.

Income Taxes

The Company accounts for income taxes in accordance with the relevant accounting literature. An asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that are recognized in its financial statements and tax returns in different years. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life

Equipment	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $5.6 million, $4.9 million and $4.9 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2009, the Company incurred a total of $0.7 million in professional fees and other costs related to the initial public offering of its common stock. These costs were recorded in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2009. In 2010, these amounts, along with additional registration costs, were netted with initial public offering proceeds in the accompanying financial statements.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2010 or 2009. The first step of the impairment analysis indicated that the fair value of the Company’s reporting unit exceeded its carrying value by more than 25% at December 31, 2010. There were no other indefinite-lived intangible assets as of December 31, 2010 or 2009.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2008	$822,409
2009 acquisitions	30,123
Adjustments to previous acquisitions	(147)
Income tax benefit on Rollover options exercised	(118)
Effect of foreign currency translation	33,250

Balance at December 31, 2009	885,517
2010 acquisitions	32,823
Adjustments to previous acquisitions	(409)
Income tax benefit on Rollover options exercised	(4,394)
Effect of foreign currency translation	13,131

Balance at December 31, 2010	$926,668

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $35.1 million, $31.0 million and $30.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2010	2009

Customer relationships	$245,832	$233,505
Completed technology	72,621	68,166
Trade names	18,519	18,276
Other	2,372	2,299

	339,344	322,246
Less: accumulated amortization	(152,698)	(116,245)

	$186,646	$206,001

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2010, is expected to approximate (in thousands):

Year Ending December 31,

2011	$35,425
2012	32,603
2013	29,647
2014	26,758
2015	23,631

$148,064

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company’s long-lived assets are located in the United States and Canada.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2010 and 2009, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income (expense) in the results of operations in the periods in which they occur.

Derivative Instruments

The Company has used derivative instruments, consisting of interest rate swaps, to manage interest rate risk associated with the variable interest rate on its bank credit facility. The Company’s objective in managing interest rate risk is to manage volatility in the effective cost of debt. The Company accounts for its derivative instruments and hedging activities in accordance with relevant accounting standards and all derivative instruments are recorded at fair value.

In order for derivative instruments to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used as a hedge must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component of interest expense in the period of change. The Company excludes the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

Derivative instruments entered into by the Company qualify for hedge accounting and are designated as cash flow hedges. Cash flow hedges are hedges of forecasted transactions or the variability of cash flows to be received or paid related to a recognized asset or liability. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on cash flow hedge transactions reported in other comprehensive income are effectively reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item.

Net interest paid or received pursuant to the derivative instruments is included as a component of interest expense in the period. Pending interest settlements earned/incurred on derivative instruments held at the end of a period are also included as a component of interest payable and in the accompanying consolidated balance sheet. See Note 6 for further disclosure related to the Company’s derivative instruments.

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

At December 31, 2010, the Company had a balance of $32.7 million in foreign currency translation gains. At December 31, 2009, the Company had a balance of $19.2 million in foreign currency translation gains and a balance of $2.8 million (net of taxes of $1.4 million) in unrealized losses on interest rate swaps.

Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These reclassifications have had no effect on net income or net equity.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative literature update relating to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure regarding the significant judgments made and changes to those judgments and regarding the effect of the application of the relative selling-price method on the timing or amount of revenue recognition. These amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact of this new standard.

Basic and Diluted Earnings per Share

Earnings per share is calculated in accordance with the relevant standards. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted stock using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their total assumed proceeds exceed the fair value of common stock.

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2010	2009	2008

Weighted average common shares outstanding — used in calculation of basic earnings per share	69,027	60,381	60,284
Weighted average common stock equivalents — options	4,052	3,272	3,416
Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	73,079	63,653	63,700

Options to purchase 1,267,293 and 95,479 shares were outstanding for the year ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

3.	Accounts Receivable

Accounts receivable are as follows (in thousands):

	December 31,
	2010	2009

Accounts receivable	$31,375	$30,838
Unbilled accounts receivable	16,142	12,187
Allowance for doubtful accounts	(1,986)	(1,425)

Total accounts receivable	$45,531	$41,600

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2010	2009	2008

Balance at beginning of period	$1,425	$1,444	$1,223
Charge to costs and expenses	831	213	865
Write-offs, net of recoveries	(364)	(313)	(524)
Other adjustments	94	81	(120)

Balance at end of period	$1,986	$1,425	$1,444

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholder’s Equity

In March 2010, the Company’s Board of Directors approved an 8.5-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend, effective as of March 10, 2010. All share data as it relates to this Form 10-K for prior periods has been retroactively revised to reflect the stock split and increase in authorized shares.

At December 31, 2010, 100,000,000 shares of common stock were authorized and 72,488,979 and 72,001,166 shares of common stock were issued and outstanding, respectively. At December 31, 2009, 100,000,000 shares of common stock were authorized and 60,807,379 and 60,400,052 shares of common stock were issued and outstanding, respectively. During the year ended December 31, 2010, the Company repurchased 80,486 shares of common stock at an average price of $14.52 per share. During the year ended December 31, 2009, the Company repurchased 212,950 shares of common stock at an average price of $10.40 per share.

At December 31, 2010, 5,000,000 shares of Class A non-voting common stock were authorized and 791,394 shares were issued and outstanding, of which 153,846 are unvested. During the year ended December 31, 2010, the Company granted 153,846 restricted shares of its Class A non-voting common stock, which vest over a period of three years from March 11, 2010, with 1/3rd of the shares vesting on March 11, 2011 and the remaining 2/3rds of the shares vesting in eight equal quarterly installments over the remaining two years.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

5.	Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

U.S.	$20,712	$9,749	$6,671
Foreign	23,735	19,073	19,276

Income before income taxes	$44,447	$28,822	$25,947

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$12,717	$8,334	$6,580
Foreign	9,464	8,727	7,746
State	3,698	1,559	94

Total	25,879	18,620	14,420

Deferred:
Federal	(7,207)	(8,063)	(7,129)
Foreign	(2,605)	(1,902)	(1,602)
State	(4,033)	1,149	1,457

Total	(13,845)	(8,816)	(7,274)

Total	$12,034	$9,804	$7,146

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Computed “expected” tax expense	$15,556	$10,087	$9,081
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	1,790	1,775	1,008
Foreign operations	(2,950)	(2,258)	(2,333)
Rate change impact on tax liabilities	(1,024)	—	(581)
Uncertain tax positions	(1,051)	466	702
Other	(287)	(266)	(731)

Provision (benefit) for income taxes	$12,034	$9,804	$7,146

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The components of deferred income taxes at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
		Deferred	Deferred	Deferred
	Deferred Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Deferred compensation	$12,419	$—	$9,186	$—
Tax credit carryforwards	3,020	—	3,348	—
Accrued expenses	1,618	—	1,720	—
Net operating loss carryforwards	1,556	—	1,449	—
Acquired technology	1,518	—	126	—
Impaired investment interest	828	—	860	—
Purchased in-process research and development	684	—	1,002	—
Other	121	—	454	—
Interest rate swap	—	—	1,736	—
Property and equipment	—	1,227	—	932
Trade names	—	3,940	—	5,004
Other intangible assets	—	7,853	—	6,316
Customer relationships	—	46,405	—	54,156

Total	21,764	59,425	19,881	66,408
Valuation allowance	(1,245)	—	(1,202)	—

Total	$20,519	$59,425	$18,679	$66,408

At December 31, 2010, the Company has not accrued deferred income taxes of $18.3 million on unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt.

At December 31, 2010, the Company has foreign net operating loss carryforwards of $4.3 million, which are available to offset foreign income on an infinite carryforward basis.

At December 31, 2010, the Company believes that the recorded domestic state income tax credit carryforward of $3.0 million will be utilized before it starts to expire in 2011.

The Company has recorded valuation allowances of $1.2 million at December 31, 2010 and 2009 related to net operating loss carryforwards and tax credits in certain state and foreign jurisdictions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2010 and 2009 (in thousands):

Balance at January 1, 2009	$5,793
Increases related to current year tax positions	2,041
Settlements with tax authorities	(262)
Lapse of statutes of limitation	(30)
Foreign exchange translation adjustment	723

Balance at December 31, 2009	8,265
Increases related to current year tax positions	2,503
Settlements with tax authorities	(318)
Lapse of statutes of limitation	(1,180)
Foreign exchange translation adjustment	267

Balance at December 31, 2010	$9,537

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.6 million during both 2010 and 2009 and has recorded a total liability for potential penalties and interest of $1.7 million and $1.3 million at December 31, 2010 and 2009, respectively. The above unrecognized tax benefits at December 31, 2009 reflects an additional $1.3 million of amounts previously included in other long-term liabilities. The reserve for unrecognized tax benefits is likely to decrease by $0.8 million within the next 12 months due lapsing statutes of limitation. These unrecognized tax benefits relate to items surrounding the company’s foreign operations. The Company’s unrecognized tax benefits as of December 31, 2010 relate to domestic and foreign taxing jurisdictions.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006, 2007, 2004 and 2005, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2007 and 2008. The Company’s Connecticut income tax returns are currently under audit for the tax years containing 2005, 2006 and 2007 activity.

6.	Debt, Derivative Instruments, and Capital Leases

At December 31, 2010 and 2009, debt consisted of the following (in thousands):

	December 31,
	2010	2009

Senior credit facility, revolving portion(A)	$—	$2,000
Senior credit facility, term loan portion, weighted-average interest rate of 2.55% and 2.39%, respectively(A)	157,499	190,032
11 3/4% senior subordinated notes due 2013(B)	133,250	205,000
Capital leases	45	227

	290,794	397,259
Short-term borrowings and current portion of long-term debt	(1,702)	(4,270)

Long-term debt	$289,092	$392,989

On November 23, 2005, in connection with the Transaction, the Company (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in U.S. dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility, of which $10 million was immediately drawn ($5 million of which is denominated in U.S. dollars and $5 million of which is denominated in Canadian dollars) and (ii) issued $205 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013, which were subsequently reduced to $133.3 million as discussed below. The portion of the term loan facility denominated in Canadian dollars was $27.9 million and $41.9 million at December 31, 2010 and 2009, respectively. The Company capitalized financing costs of approximately $17.2 million associated with these facilities. Costs of $8.5 million associated with the credit facility are being amortized over a period of seven years. Costs of $8.7 million associated with the senior subordinated notes are being amortized over a period of eight years. Costs of $2.1 million, $2.3 million and $2.3 million were amortized to interest expense in the years ended December 31, 2010, 2009 and 2008, respectively, and we expensed $5.5 million in losses on extinguishment of debt associated with the partial redemption of the senior subordinated notes in May 2010. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s consolidated balance sheets.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

(A)	Senior Credit Facilities

Borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.5% per annum. The Company is obligated to make quarterly principal payments on the term loan of approximately $1.7 million per year. Subject to certain exceptions, thresholds and other limitations, the Company is required to prepay outstanding loans under its senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on the Company reaching certain leverage ratio thresholds.

The obligations under the senior credit facilities are guaranteed by all of SS&C’s existing and future wholly owned U.S. subsidiaries and by Holdings, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by SS&C, each of its U.S. and Canadian subsidiaries and Holdings, with certain exceptions as set forth in the credit agreement. Obligations under the senior credit facilities are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by Holdings, SS&C and each of SS&C’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by Holdings, SS&C and each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Holdings’, SS&C’s and most of SS&C’s subsidiaries’ ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2010, the Company was in compliance with the financial and non-financial covenants.

The Company has utilized interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. In November 2005, the Company entered into three interest rate swap agreements which fixed the interest rates for $181.9 million of its variable rate debt. Two of the Company’s swap agreements, one denominated in U.S. dollars with a notional value of $50.0 million and one denominated in Canadian dollars with a remaining notional value of approximately $31.9 million U.S. dollars, expired on December 31, 2008. Under these agreements, the Company was required to pay the counterparty a stream of fixed interest payments of 4.71% and 3.93%, respectively, and in turn, receive variable interest payments based on LIBOR and the Canadian dollar Bankers’ Acceptances, respectively, from the counterparty. The Company’s third swap agreement, denominated in U.S. dollars with a notional value of $100 million, expired on December 31, 2010. Under this agreement, the Company was required to pay the counterparty a stream of fixed interest payments of 4.78% and in turn, receive variable interest payments based on LIBOR from the counterparty. The net receipt or payment from the interest rate swap agreements is recorded in interest expense and increased net

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

interest expense by $4.5 million, $4.0 million and $1.9 million during the years ended December 31, 2010, 2009 and 2008, respectively. The interest rate swaps are designated and qualify as cash flow hedges under relevant accounting guidance. As such, the swaps are accounted for as assets and liabilities in the consolidated balance sheet at fair value.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded unrealized gains of $2.8 million and $1.4 million and unrealized losses of $2.4 million, respectively, net of tax, in other comprehensive income related to the change in fair value of the swaps. There is no income statement impact from changes in the fair value of the swap agreements as the hedges have been assessed to have no ineffectiveness. There were no interest rate swaps outstanding as of December 31, 2010.

(B)	11 3/4% Senior Subordinated Notes due 2013

The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt of SS&C, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt of SS&C. The senior subordinated notes are jointly and severally fully and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future direct and indirect domestic subsidiaries of SS&C that guarantee the obligations under the senior credit facilities or any of SS&C’s other indebtedness or the indebtedness of the guarantors.

The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. On May 24, 2010, SS&C redeemed for $71.75 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest, which resulted in a loss on extinguishment of debt of $5.5 million as shown on our statement of operations.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions. Although the indenture generally limits the ability of Holdings to obtain funds from its subsidiaries, whether by dividend or loan, the indenture permits SS&C, after an initial public offering of Holdings, to pay dividends to Holdings in an amount not to exceed in any fiscal year 6% of the net proceeds received by SS&C through a contribution to equity capital from such offering to enable Holdings to pay dividends to its stockholders. An event of default under the senior credit facility that leads to an acceleration of those amounts due also results in a default under the indenture governing the senior subordinated notes. As of December 31, 2010, SS&C was in compliance with the financial covenants.

At December 31, 2010, annual maturities of long-term debt and capital leases during the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2011	$1,702
2012	155,842
2013	133,250
2014	—
2015	—

$290,794

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

7.	Fair Value Measurements

The Company adopted the requirements of the Fair Value Measurements and Disclosure Topic as of January 1, 2008, with the exception of the application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. As of December 31, 2010, the Company does not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Valuation Hierarchy.  The authoritative guidance relating to fair value measurements and disclosure establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

Fair Values at December 31, 2010	Level 1	Level 2	Level 3

Assets	$—	$—	$—
Liabilities
Contingent consideration	—	—	—

Total liabilities	$—	$—	$—

Fair Values at December 31, 2009	Level 1	Level 2	Level 3

Assets	$—	$—	$—
Liabilities
Derivative financial instrument	$—	$4,159	$—
Contingent consideration	—	—	1,000

Total liabilities	$—	$4,159	$1,000

Valuation Techniques.  The Company determined the fair value of its interest rate swap based on the amount at which it could be settled, or the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 of the valuation hierarchy based on inputs other than quoted prices in active markets that are either directly or indirectly observable. As of December 31, 2010 and 2009, there has not been any significant impact to the fair value of our derivative liability due to our own credit risk. The interest rate swap expired on December 31, 2010.

As of December 31, 2009, the Company’s contingent consideration liability of $1.0 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of TNR through May 2011 (see Note 11). During the year ended December 31, 2010, the Company reduced this liability to its current fair value of $0. The adjustment of $1.0 million was recorded to other income.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The carrying amounts and fair values of financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Senior credit facility	$157,499	$157,499	$192,032	$192,032
11 3/4% senior subordinated notes due 2013	133,250	137,839	205,000	217,300

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

8.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $11.8 million, $9.7 million and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2010, are as follows (in thousands):

Year Ending December 31,

2011	$8,859
2012	7,651
2013	7,173
2014	5,508
2015	4,734
2016 and thereafter	18,144

$52,069

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease receipts under these leases as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,

2011	$1,371
2012	1,371
2013	1,371
2014	228

$4,341

9.	Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 20% of his or her cash compensation, subject to certain limitations. The Plan provides for a Company match of employees’

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

contributions in an amount equal to 50% of an employee’s contributions up to $3,000 per year. The Company offers employees a selection of various public mutual funds but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred $1.7 million, $1.4 million and $1.3 million, respectively, of matching contribution expenses related to the Plan.

10.	Stock Options and Stock-based Compensation

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 1,416,661 shares of Company’s common stock. Additionally, there is an annual increase to be added on the first day of each of our fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the least of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by our board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options under the 2008 Plan.

In August 2006, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 11,173,819 shares of the Company’s common stock. Under the 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. SS&C Holdings has granted both time-based and performance-based options under the 2006 Plan.

The Company generally settles stock option exercises with newly issued common shares.

Time-based options.  Time-based options granted under the 2006 Plan or the 2008 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options can vest upon a change in control, subject to certain conditions. Time-based options granted during 2010 and 2009 have a weighted-average grant date fair value of $4.59 and $3.34 per share, respectively, based on the Black-Scholes option pricing model. There were no time-based options granted during 2008. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $2.3 million, $3.0 million and $3.4 million, respectively. At December 31, 2010, there was approximately $7.8 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2010	2009

Expected term to exercise (years)	4.0	4.0
Expected volatility	36.33%	34.24%
Risk-free interest rate	1.95%	1.89%
Expected dividend yield	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. There were no options granted during 2008.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Performance-based options.  Certain performance-based options granted under the 2006 Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2010, 2009 or 2008. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. For purposes of Note 10, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings.

•	In March 2008, the Company’s Board of Directors approved (i) the vesting, conditioned upon the Company’s EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2006 or 2007, and (ii) the reduction of the Company’s annual EBITDA target range for 2008. As of that date, the Company estimated the weighted-average fair value of its performance-based options that vest upon the attainment of the 2008 EBITDA target range to be $4.83. In estimating the common stock value, the Company valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 26.0%; risk-free interest rate of 1.735%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2009, the Company’s Board of Directors approved the vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2008 and established the Company’s annual EBITDA target range for 2009. As of that date, the Company estimated the weighted-average fair value of the performance-based options that were vested by the Board and those that vest upon the attainment of the 2009 EBITDA target range to be $3.65. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2010, the Company’s Board of Directors established SS&C’s annual EBITDA target range for 2010. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range to be $6.90 per share. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 43.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2010, the Company’s Board of Directors amended the 2006 Plan to provide for the conversion of the outstanding performance-based options that would vest only upon a change in control

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

into performance-based options that vest 50% based on EBITDA performance in each of 2010 and 2011. This amendment affected 1,680,868 outstanding options.

The fair value of these performance-based options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $10.4 million, $2.6 million and $3.9 million, respectively. At December 31, 2010, there was approximately $9.3 million of unearned non-cash stock-based compensation that the Company could recognize as expense over approximately the next year when and if the attainment of the future EBITDA targets becomes probable.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

Statement of Operations Classification	2010	2009	2008

Cost of maintenance	$341	$114	$142
Cost of professional services	485	208	240
Cost of software-enabled services	2,786	1,133	1,621

Total cost of revenues	3,612	1,455	2,003
Selling and marketing	1,962	954	1,184
Research and development	1,346	600	777
General and administrative(1)	6,334	2,598	3,359

Total operating expenses	9,642	4,152	5,320

Total stock-based compensation expense	$13,254	$5,607	$7,323

(1)	For the year ended December 31, 2010, includes stock-based compensation expense of $0.6 million associated with restricted Class A stock. At December 31, 2010, there was approximately $1.6 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 2 years.

The associated future income tax benefit recognized was $4.4 million, $3.1 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, the amount of cash received from the exercise of stock options was $10.4 million, with an associated tax benefit realized of $9.5 million. The intrinsic value of options exercised during the year ended December 31, 2010 was approximately $27.9 million. For the year ended December 31, 2009, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2009 was approximately $0.8 million. For the year ended December 31, 2008, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2008 was approximately $1.3 million.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The following table summarizes stock option transactions for the years ended December 31, 2010, 2009 and 2008:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2007	13,775,664	$6.80
Granted	—	—
Cancelled/forfeited	(622,360)	8.88
Exercised	(291,184)	8.24

Outstanding at December 31, 2008	12,862,120	6.67
Granted	357,041	11.35
Cancelled/forfeited	(219,010)	8.91
Exercised	(262,592)	7.62

Outstanding at December 31, 2009	12,737,559	6.74
Granted(1)	2,154,135	14.67
Cancelled/forfeited	(224,125)	13.60
Exercised	(2,485,377)	4.35

Outstanding at December 31, 2010	12,182,192	8.51

(1)	Of the grants during 2010, 1,636,335 were granted under the 2008 Plan and 517,800 were granted under the 2006 Plan.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2010:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
		(In thousands)	(Years)			(In thousands)	(Years)

9,193,833	$7.08	$123,435	4.7	2,131,119	$14.50	$12,803	9.16

11.	Acquisitions

TimeShareWare

On December 6, 2010, the Company purchased all of the outstanding stock of PC Consulting d/b/a TimeShareWare (“TSW”) for approximately $29.3 million in cash, plus the assumption of certain liabilities. TSW provides technology solutions for shared-ownership resorts including vacation membership associations, fractional membership properties, condo-hotels, vacation rentals, and timeshare resorts.

The net assets and results of operations of TSW have been included in the Company’s consolidated financial statements from December 6, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

approximately seven years, the trade name is amortized over approximately 10 years, and the contractual relationships are amortized over approximately 10 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $0.6 million in revenues from TSW operations included in the consolidated statement of operations for the year ended December 31, 2010.

thinkorswim Technologies, Inc.

On October 1, 2010, the Company purchased all of the outstanding stock of thinkorswim Technologies, Inc. (“TOS”) for approximately $5.2 million in cash, plus the costs of affecting the transaction and the assumption of certain liabilities. TOS is an Internet-deployed trade order management system, execution system, and liquidity engine that provides connectivity to algorithmic trading systems.

The net assets and results of operations of TOS have been included in the Company’s consolidated financial statements from October 1, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology and customer contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately five years and the contractual relationships are amortized over approximately three years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $0.9 million in revenues from TOS operations included in the consolidated statement of operations for the year ended December 31, 2010.

Geller Investment Partnership Services

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

The net assets and results of operations of GIPS have been included in the Company’s consolidated financial statements from February 4, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of customer relationships and contracts, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The contractual relationships are amortized over approximately six years, the estimated life of the asset. A portion of the purchase price was attributed to the settlement of a $1.0 million liability associated with the Company’s acquisition of TNR. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $7.0 million in revenues from GIPS operations included in the consolidated statement of operations for the year ended December 31, 2010.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Tradeware Global Corp.

On December 31, 2009, the Company acquired Tradeware Global Corp. (“Tradeware”) for approximately $22.4 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities and net of cash acquired. The acquisition was effected through the merger of TG Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Tradeware, with Tradeware being the surviving company and a wholly-owned subsidiary of the Company. Tradeware is a broker-neutral solution provider for electronic access to global equity markets.

The net assets and results of operations of Tradeware have been included in the Company’s consolidated financial statements from December 31, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately five years, the trade name is amortized over approximately 10 years, and the contractual relationships are amortized over approximately 12 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill, a portion of which is tax deductible.

TheNextRound, Inc.

On November 19, 2009, the Company purchased all the outstanding stock of TheNextRound, Inc. (“TNR”) for approximately $18.7 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities and net of cash acquired. TNR provides front- and back-office software solutions to the private equity and alternative investment communities.

The net assets and results of operations of TNR have been included in the Company’s consolidated financial statements from November 20, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, client relationships and client contracts, and non-compete agreements, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately seven years, the trade name is amortized over approximately 10 years, the client relationships are amortized over approximately 13 years, and the non-compete agreements are amortized over approximately two years, the estimated lives of the assets.

As of December 31, 2009, the Company recorded a contingent consideration liability of $1.0 million, which is based on the attainment of certain revenue and EBITDA targets by the acquired business through May 2011. The total possible undiscounted payments could range from zero to $6.5 million. As of December 31, 2010, the liability has a fair value of $0. See Note 7 for further discussion of the contingent consideration liability. In addition, the Company accrued a $1.0 million contingent liability, which was subsequently settled concurrent with the GIPS acquisition. The Company was fully indemnified for this amount by the TNR shareholders. The remainder of the purchase price was allocated to goodwill and is tax deductible.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

MAXIMIS

On May 29, 2009, the Company purchased the assets and related business associated with Unisys Corporation’s MAXIMIS software (“MAXIMIS”) for approximately $6.9 million in cash, plus the assumption of certain liabilities. MAXIMIS is a real-time, intranet-enabled investment accounting application with comprehensive support for domestic and international securities trading.

The net assets and results of operations of MAXIMIS have been included in the Company’s consolidated financial statements from May 29, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately 5.5 years, the trade name is amortized over approximately 7.5 years, and the contractual relationships are amortized over approximately 6.5 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

Evare, LLC

On March 20, 2009, the Company purchased substantially all the assets of Evare, LLC (“Evare”), for approximately $3.6 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. Evare is a managed utility service provider for financial data acquisition, enrichment, transformation and delivery.

The net assets and results of operations of Evare have been included in the Company’s consolidated financial statements from March 21, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of trade name and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The trade name is amortized over approximately seven years, and the contractual relationships are amortized over approximately four years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

Micro Design Services, LLC

On October 1, 2008, the Company purchased substantially all the assets of Micro Design Services, LLC (“MDS”) for approximately $17.9 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. MDS specializes in the design and development of real-time, mission-critical order routing and execution services for equities, options and commodities exchanges and brokerage firms. During the year ended December 31, 2009, the Company received a $0.2 million reimbursement from the escrow account established in connection with the acquisition of Micro Design Services, LLC in October 2008.

The net assets and results of operations of MDS have been included in the Company’s consolidated financial statements from October 1, 2008. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology and trade name are amortized over approximately six years, and the contractual relationships are amortized over approximately eight years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.

The following summarizes the allocation of the purchase price for the acquisitions of TSW, TOS, GIPS, Tradeware, TNR, MAXIMIS, Evare, and MDS (in thousands):

	TSW	TOS	GIPS	Tradeware	TNR	MAXIMIS	Evare	MDS

Tangible assets acquired, net of cash received	$187	$33	$32	$1,795	$1,155	$143	$1,090	$1,216
Accounts receivable	2,994	770	1,680	1,212	3,362	—	928	—
Completed technology	3,000	480	—	2,700	3,200	1,485	—	2,300
Trade names	200	—	—	300	200	110	150	155
Acquired client relationships and contracts	5,900	1,950	2,500	8,300	4,800	5,420	1,720	5,370
Non-compete agreements	—	—	—	—	100	—	—	—
Goodwill	22,397	2,022	8,404	15,295	13,057	821	500	8,790
Deferred revenue	(735)	—	(1,126)	(2)	(3,172)	(965)	(28)	(114)
Deferred taxes	(3,484)	—	—	(2,981)	—	—	—	—
Other liabilities assumed	(1,199)	(27)	(118)	(4,236)	(3,980)	(108)	(810)	(18)

Consideration paid, net of cash acquired	$29,260	$5,228	$11,372	$22,383	$18,722	$6,906	$3,550	$17,699

The preliminary purchase price allocations for each of the acquisitions completed during the fourth quarter of fiscal 2010 were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $1.0 million, $0.3 million and less than $0.1 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired — Tradeware, TSW and TOS, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of TSW, TOS, GIPS, Tradeware, TNR, MAXIMIS, Evare and MDS occurred on January 1, 2009. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2010	2009

Revenues	$343,266	$320,111
Net income	$35,278	$22,408
Basic earnings per share	$0.51	$0.37
Basic weighted average number of common shares outstanding	69,027	60,381
Diluted earnings per share	$0.48	$0.35
Diluted weighted average number of common and common equivalent shares outstanding	73,079	63,653

12.	Related Party Transactions

At the time of the Transaction, the Company agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction and will also pay Carlyle additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services. The Company’s obligation to pay TC Group, L.L.C. an annual fee of $1.0 million terminated upon completion of the Company’s IPO in March 2010. Expenses of $0.3 million, $1.1 million, and $1.1 million in 2010, 2009 and 2008, respectively, related to these services are included in general and administrative expenses in the statement of operations.

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. The Company recorded revenues of $0.8 million, $0.3 million and $0.5 million under this arrangement during the years ended December 31, 2010, 2009 and 2008, respectively.

In 2009, the Company agreed to provide processing services to the Carlyle Investment Management L.L.C., including investment accounting and data processing services. The agreement continues until June 22, 2011. The Company will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. The Company will also receive other fees for certain ancillary services that it provides under the agreement. In 2010 and 2009, the Company recorded revenue of $0.5 million and less than $0.1 million, respectively, under this arrangement.

13.	Commitments and Contingencies

From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.

14.	Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2010 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $1.8 million, $2.3 million and $2.7 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Revenues by geography were (in thousands):

	2010	2009	2008

United States	$224,630	$172,323	$169,749
Canada	49,704	41,708	44,112
Americas, excluding United States and Canada	6,152	7,393	4,448
Europe	40,285	42,152	53,860
Asia-Pacific and Japan	8,134	7,339	7,837

	$328,905	$270,915	$280,006

Long-lived assets as of December 31, were (in thousands):

	2010	2009

United States	$14,691	$18,146
Canada	4,460	4,906
Americas, excluding United States and Canada	109	100
Europe	687	460
Asia-Pacific and Japan	792	650

	$20,739	$24,262

Revenues by product group were (in thousands):

	2010	2009	2008

Portfolio management/accounting	$261,736	$222,208	$225,567
Trading/treasury operations	40,239	22,952	27,664
Financial modeling	8,786	8,475	8,685
Loan management/accounting	4,974	4,608	5,189
Property management	5,578	5,343	5,874
Money market processing	5,143	4,514	4,032
Training	2,449	2,815	2,995

	$328,905	$270,915	$280,006

15.	Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2010 and 2009 were:

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter
	(In thousands, except per share data)

2010
Revenue	$78,174	$81,618	$83,003	$86,110
Gross profit	39,012	40,678	40,666	42,617
Operating income	19,421	19,789	19,585	21,045
Net income	9,021	4,362	9,854	9,176
Basic earnings per share	$0.15	$0.06	$0.14	$0.13
Diluted earnings per share	$0.14	$0.06	$0.13	$0.12

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

(1)	During the second quarter of 2010, the Company recognized a loss on extinguishment of debt of $5.5 million, which decreased net income for the period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2009
Revenue	$63,722	$67,251	$68,897	$71,045
Gross profit	30,650	32,730	34,096	35,699
Operating income	14,473	15,835	17,663	19,132
Net income	3,898	3,491	5,607	6,022
Basic earnings per share	$0.06	$0.06	$0.09	$0.10
Diluted earnings per share	$0.06	$0.06	$0.09	$0.09

16.	Subsequent Events

Follow-on public offering.  On February 3, 2011, the Company completed a follow-on public offering of 11,000,000 shares of its common stock at a price per share of $17.60. Of the 11,000,000 shares being offered to the public, 2,000,000 shares were offered by the Company and 9,000,000 shares were offered by selling stockholders. The Company granted the underwriters a 30-day option to purchase up to an additional 1,100,000 shares of common stock to cover over-allotments, if any. In February 2011, the Company received total net proceeds from the offering, excluding the over-allotment, of approximately $33.5 million, none of which relates to proceeds from the sale of shares by selling stockholders. If the offering had been effected on January 1, 2010, the pro forma basic and diluted net income per share would have been $0.45 and $0.42, respectively, for the year ended December 31, 2010.

Redemption of senior subordinated notes.  On February 15, 2011, the Company announced that SS&C issued a redemption notice for $66.6 million in aggregate principal amount outstanding of its 11 3/4% senior subordinated notes due 2013, at a redemption price of 102.9375% of principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011. Upon completion of the redemption, $66.6 million in aggregate principal amount of the notes will remain outstanding. Interest on the redeemed portion of the notes will cease to accrue on or after March 17, 2011. The redemption is being funded with the cash proceeds from the follow-on public offering described above together with existing cash resources.

Overallotment option from follow-on public offering (unaudited).  On March 9, 2011, the Company sold 1,100,000 shares of its common stock to the underwriters pursuant to the over-allotment option. The Company received total net proceeds from the overallotment of approximately $18.6 million.

Acquisition (unaudited).  On March 10, 2011, the Company purchased all of the outstanding stock of BenefitsXML, Inc. (“BenefitsXML”) for approximately $15.1 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. BenefitsXML provides technology solutions for employee benefit plan providers. The net assets and results of operations of BenefitsXML will be included in the Company’s consolidated financial statements from March 11, 2011. The relevant business combination disclosures will be included in the Company’s financial statements once the preliminary accounting has been finalized.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2	.1†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among the Registrant, Sunshine Merger Corporation and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among the Registrant, Sunshine Merger Corporation and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
2	.3†	Asset Purchase Agreement, dated September 30, 2008, by and among SS&C Technologies New Jersey, Inc., Micro Design Services, LLC and, for the limited purposes stated therein, Roman J. Szymansky and Xavier F. Gonzales is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on October 2, 2008 (File No. 333-135139)
3.1		Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)
3.2		Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the 2010 Form S-1
4.1		Indenture, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., SS&C Technologies, Inc., the Guarantors named on the signature pages thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, including the form of 11 3/4% Senior Subordinated Note due 2013, is incorporated herein by reference to Exhibit 4.1 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)
4.2		First Supplemental Indenture, dated as of April 27, 2006, among Cogent Management Inc., SS&C Technologies, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 4.2 to the Form S-4
4.3		Second Supplemental Indenture, dated as of September 1, 2009, among SS&C Technologies Connecticut, LLC, SS&C Technologies, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.3 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on September 4, 2009 (File No. 000-28430) (the “September 4, 2009 8-K”)
4.4		Third Supplemental Indenture, dated as of December 22, 2009, among TheNextRound, Inc., SS&C Technologies, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.2 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on December 23, 2009 (File No. 000-28430) (the “December 23, 2009 8-K”)
4.5		Fourth Supplemental Indenture, dated as of April 12, 2010, among Tradeware Global Corp., SS&C Technologies, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2010 (File No. 001-34675) (the “April 15, 2010 8-K”)
4.6		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.3 to the Form S-4
4.7		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.4 to the Form S-4
4.8		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.4 to the September 4, 2009 8-K
4.9		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by TheNextRound, Inc. is incorporated herein by reference to Exhibit 10.3 to the December 23, 2009 8-K
4.10		Guarantee of 11 3/4% Senior Subordinated Notes due 2014 by Tradeware Global Corp. is incorporated by reference to Exhibit 10.3 to the April 15, 2010 8-K

Exhibit
Number	Description of Exhibit

4.11	Registration Rights Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., SS&C Technologies, Inc. and the Guarantors named therein, as Issuers, and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Initial Purchasers, is incorporated herein by reference to Exhibit 4.5 to the Form S-4
4.12	Purchase Agreement, dated as of November 17, 2005, between Sunshine Acquisition II, Inc. and the Initial Purchasers named in Schedule I thereto is incorporated herein by reference to Exhibit 4.6 to the Form S-4
4.13	Joinder Agreement, dated as of November 23, 2005, executed by SS&C Technologies, Inc., Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.7 to the Form S-4
4.14	Joinder Agreement, dated as of April 27, 2006, executed by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.8 to the Form S-4
4.15	Joinder Agreement, dated as of September 1, 2009, executed by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.5 to the September 4, 2009 8-K
4.16	Joinder Agreement, dated as of December 22, 2009, executed by TheNextRound, Inc. is incorporated herein by reference to Exhibit 10.4 to the December 23, 2009 8-K
4.17	Joinder Agreement, dated as of April 12, 2010, executed by Tradeware Global Corp. is incorporated herein by reference to Exhibit 10.4 to the April 15, 2010 8-K
10.1	Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., SS&C Technologies, Inc., SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Form S-4
10.2	First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among SS&C Technologies, Inc., SS&C Technologies Canada Corp., as CDN Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as lenders, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 9, 2007 (File No. 333-135139)
10.3	Guarantee and Collateral Agreement, dated as of November 23, 2005, made by the Registrant, Sunshine Acquisition II, Inc., SS&C Technologies, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Form S-4
10.4	CDN Guarantee and Collateral Agreement, dated as of November 23, 2005, made by SS&C Technologies Canada Corp. and 3105198 Nova Scotia Company in favor of JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Form S-4
10.5	Assumption Agreement, dated as of April 27, 2006, made by Cogent Management Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Form S-4
10.6	Assumption Agreement, dated as of August 31, 2009, made by SS&C Technologies Connecticut, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the September 4, 2009 8-K
10.7	Assumption Agreement, dated as of December 22, 2009, made by TheNextRound, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the December 23, 2009 8-K
10.8	Assumption Agreement, dated as of April 12, 2010, made by Tradeware Global Corp. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the April 15, 2010 8-K

Exhibit
Number		Description of Exhibit

10.9		Acknowledgment and Confirmation Agreement, dated as of August 31, 2009, among SS&C Technologies Canada Corp., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, is incorporated herein by reference to Exhibit 10.2 to the September 4, 2009 8-K
10	.10*	Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-4
10	.11*	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)
10	.12*	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)
10.13		Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4
10	.14*	Form of Service Provider Stockholders Agreement by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4
10	.15*	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the 2008 Form S-1
10.16		SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.9 to the Form S-4
10	.17*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4
10	.18*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4
10	.19*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4
10	.20*	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 333-135139) (the “August 15, 2006 8-K”)
10	.21*	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K
10	.22*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10	.23*	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1
10	.24*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1
10	.25*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1
10.26		Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

Exhibit
Number		Description of Exhibit

10.27		Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)
10.28		Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K
10.29		Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)
10.30		Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1
10.31		Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q
10	.32*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.33 to SS&C Technologies, Inc.’s Annual Report on Form 10-K, filed on February 26, 2010 (File No. 000-28430)
10.33		Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1
10	.34*	Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)
10.35		Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone
12		Statement of Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.