Form 10-Q
period 2011-09-30
SS&C Technologies Holdings Inc
filed 2011-11-14
CIK 1402436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 76,055,105 shares of the registrant’s common stock outstanding as of November 11, 2011.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	22

SIGNATURE	23

EXHIBIT INDEX	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32
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
SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$76,175	$84,843
Accounts receivable, net of allowance for doubtful accounts of $2,250 and $1,986, respectively	44,547	45,531
Prepaid expenses and other current assets	6,312	5,932
Prepaid income taxes	7,332	2,242
Deferred income taxes	1,198	1,142

Total current assets	135,564	139,690

Property and equipment:
Leasehold improvements	6,519	5,605
Equipment, furniture, and fixtures	32,605	30,407

	39,124	36,012
Less accumulated depreciation	(25,374)	(22,442)

Net property and equipment	13,750	13,570

Deferred income taxes	627	686
Goodwill (Note 10)	924,835	926,668
Intangible and other assets, net of accumulated amortization of $178,627 and $153,123, respectively	173,728	195,112

Total assets	$1,248,504	$1,275,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$1,195	$1,702
Accounts payable	3,322	3,790
Accrued employee compensation and benefits	14,384	16,854
Other accrued expenses	11,877	11,052
Interest payable	2,609	1,305
Deferred maintenance and other revenue	44,361	41,671

Total current liabilities	77,748	76,374

Long-term debt, net of current portion (Note 5)	171,492	289,092
Other long-term liabilities	13,603	12,343
Deferred income taxes	32,144	40,734

Total liabilities	294,987	418,543

Commitments and contingencies (Note 8)
Stockholders’ equity (Notes 2 and 3):
Common stock:
Class A non-voting common stock, $0.01 par value, 5,000 shares authorized; 1,429 shares and 791 shares issued and outstanding, respectively, of which 77 shares and 154 shares are unvested, respectively	14	8
Common stock, $0.01 par value, 100,000 shares authorized; 76,524 shares and 72,489 shares issued, respectively, and 76,036 shares and 72,001 shares outstanding, respectively	765	725
Additional paid-in capital	823,921	750,857
Accumulated other comprehensive income	18,163	32,699
Retained earnings	116,473	78,713

	959,336	863,002
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	953,517	857,183

Total liabilities and stockholders’ equity	$1,248,504	$1,275,726

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Software licenses	$5,786	$5,966	$17,341	$17,629
Maintenance	19,594	18,294	58,459	54,130
Professional services	5,688	4,896	16,815	15,384
Software-enabled services	63,255	53,847	182,518	155,652

Total revenues	94,323	83,003	275,133	242,795

Cost of revenues:
Software licenses	1,714	1,918	5,089	5,754
Maintenance	8,729	8,224	26,196	24,305
Professional services	3,888	3,625	11,439	10,243
Software-enabled services	32,148	28,570	93,887	82,137

Total cost of revenues	46,479	42,337	136,611	122,439

Gross profit	47,844	40,666	138,522	120,356

Operating expenses:
Selling and marketing	7,308	6,275	21,216	18,910
Research and development	9,328	7,867	26,353	23,486
General and administrative	7,118	6,939	20,861	19,165

Total operating expenses	23,754	21,081	68,430	61,561

Operating income	24,090	19,585	70,092	58,795

Interest expense, net	(3,215)	(6,743)	(11,816)	(23,818)
Other income, net	348	653	180	653
Loss on extinguishment of debt	—	—	(2,881)	(5,480)

Income before income taxes	21,223	13,495	55,575	30,150
Provision for income taxes	6,324	3,641	17,814	6,913

Net income	$14,899	$9,854	$37,761	$23,237

Basic earnings per share	$0.19	$0.14	$0.50	$0.34

Basic weighted average number of common shares outstanding	77,315	71,889	76,149	67,919

Diluted earnings per share	$0.18	$0.13	$0.47	$0.32

Diluted weighted average number of common and common equivalent shares outstanding	80,730	75,441	80,109	71,499

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$37,761	$23,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,482	30,356
Amortization of loan origination costs	2,223	2,896
Loss (gain) on sale or disposition of property and equipment	11	(1)
Deferred income taxes	(8,781)	(12,467)
Stock-based compensation expense	9,215	9,181
Provision for doubtful accounts	788	580
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	581	(2,009)
Prepaid expenses and other assets	(188)	80
Accounts payable	(535)	(2,151)
Accrued expenses and other liabilities	(1,168)	90
Income taxes receivable and payable	(2,429)	(2,392)
Deferred maintenance and other revenue	2,619	229

Net cash provided by operating activities	71,579	47,629

Cash flow from investing activities:
Additions to property and equipment	(4,437)	(3,265)
Proceeds from sale of property and equipment	—	51
Cash paid for business acquisitions, net of cash acquired	(19,863)	(11,372)
Additions to capitalized software and other intangibles	(1,264)	(171)

Net cash used in investing activities	(25,564)	(14,757)

Cash flow from financing activities:
Repayment of debt	(118,210)	(107,670)
Proceeds from common stock issuance, net	51,971	134,613
Proceeds from exercise of stock options	7,034	5,880
Income tax benefit related to exercise of stock options	4,889	3,453
Purchase of common stock for treasury	—	(1,169)

Net cash (used in) provided by financing activities	(54,316)	35,107

Effect of exchange rate changes on cash and cash equivalents	(367)	(59)

Net (decrease) increase in cash and cash equivalents	(8,668)	67,920
Cash and cash equivalents, beginning of period	84,843	19,055

Cash and cash equivalents, end of period	$76,175	$86,975

Supplemental disclosure of cash paid for:
Interest	$9,276	$19,187
Income taxes, net	$23,588	$15,679
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
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C Technologies Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011 (the “2010 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2010, which were included in the 2010 Form 10-K. The December 31, 2010 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the expected results for the full year.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 intends to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles — Goodwill and Other. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 will be applied prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The FASB has announced that certain aspects of this update may be delayed. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, but will require additional financial statement disclosures related to fair value measurements.
2. Equity and Stock-based Compensation
In February 2011, the Company completed a follow-on public offering of its common stock at an offering price of $17.60 per share. The offering included 2,000,000 newly issued shares of common stock sold by the Company and 9,000,000 existing shares of the Company’s common stock sold by selling stockholders. On March 9, 2011, the underwriters of the offering purchased an additional 1,100,000 shares of the Company’s common stock to cover over-allotments. The Company received total net proceeds from the offering, including the sale of shares to cover over-allotments, of approximately $52.0 million, none of which related to proceeds from the sale of shares by the selling stockholders.

In March 2011, the Company’s Board of Directors established SS&C’s annual Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) target range for the Company’s 2011 fiscal year thus establishing the measurement date for certain outstanding performance-based options. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2011 EBITDA target range to be $11.41 per share. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.0%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group and the Company. Expected term to exercise is based on the Company’s historical stock option exercise experience.
During the three months ended September 30, 2011, the Company recorded total stock-based compensation expense of $3.8 million, of which $2.9 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2011 will meet or exceed the high end of the targeted range. During the nine months ended September 30, 2011, the Company recorded total stock-based compensation expense of $9.2 million, of which $6.5 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2011 will meet or exceed the high end of the targeted range. Time-based options represented the remaining $0.9 million and $2.7 million of compensation expense recorded during the three and nine months ended September 30, 2011, respectively.
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
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations classification	2011	2010	2011	2010
Cost of maintenance	$101	$106	$231	$231
Cost of professional services	141	146	283	332
Cost of software-enabled services	745	834	1,751	1,924

Total cost of revenues	987	1,086	2,265	2,487

Selling and marketing	577	594	1,385	1,359
Research and development	399	409	886	924
General and administrative	1,818	1,860	4,679	4,411

Total operating expenses	2,794	2,863	6,950	6,694

Total stock-based compensation expense	$3,781	$3,949	$9,215	$9,181

A summary of stock option activity as of and for the nine months ended September 30, 2011 is as follows:

Shares of Common
Stock Underlying
Options
Outstanding at January 1, 2011	12,182,192
Granted	221,750
Cancelled/forfeited	(74,663)
Exercised	(1,572,403)

Outstanding at September 30, 2011	10,756,876

3. Comprehensive Income (Loss)
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
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$14,899	$9,854	$37,761	$23,237
Foreign currency translation gains (losses)	(24,656)	8,726	(14,536)	5,536
Unrealized gains on interest rate swaps, net of tax	—	585	—	1,771

Total comprehensive income (loss)	$(9,757)	$19,165	$23,225	$30,544

4. Basic and Diluted Earnings Per Share
Earnings per share (“EPS”) is calculated in accordance with relevant accounting guidance. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted shares using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares would be antidilutive because their exercise prices together with other assumed proceeds exceed the average fair value of common stock during the period.
The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	77,315	71,889	76,149	67,919
Weighted average common stock equivalents — options and restricted shares	3,415	3,552	3,960	3,580

Weighted average common and common equivalent shares outstanding	80,730	75,441	80,109	71,499

Options to purchase 2,179,164 and 2,072,517 shares were outstanding for the three months ended September 30, 2011 and 2010, respectively, and options to purchase 258,039 and 1,500,319 shares were outstanding for the nine months ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.
5. Debt
At September 30, 2011 and December 31, 2010, debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior credit facility, term loan portion, weighted-average interest rate of 2.33% and 2.55%, respectively	$106,051	$157,499
11 3/4% senior subordinated notes due 2013	66,625	133,250
Capital leases	11	45

	172,687	290,794
Less: short-term borrowings and current portion of long-term debt	(1,195)	(1,702)

Long-term debt	$171,492	$289,092

Capitalized financing costs of $0.4 million and $0.5 million were amortized to interest expense during the three months ended September 30, 2011 and 2010, respectively. Capitalized financing costs of $1.3 million and $1.6 million were amortized to interest expense during the nine months ended September 30, 2011 and 2010, respectively.
The estimated fair value of the Company’s 11 3/4% senior subordinated notes due 2013 was $67.3 million and $137.8 million at September 30, 2011 and December 31, 2010, respectively. The carrying value of the Company’s senior credit facility approximates its fair value.
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
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest rate swaps	$—	$1,085	$—	$3,352
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). The change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Change in fair value recognized in AOCI, net of tax	$—	$585	$—	$1,771
As of September 30, 2011, the Company had no outstanding interest rate swap agreements. As of September 30, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million, which expired on December 31, 2010.
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
As of September 30, 2011, the Company’s contingent consideration liability of $1.8 million associated with the acquisition of BenefitsXML, Inc. (“BXML”) was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of BXML through February 28, 2013 and, therefore, is a Level 3 liability. See Footnote 9 for further discussion of acquisitions. There was no change in the estimated fair value from the acquisition date through September 30, 2011.

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
The net assets and results of operations of BXML have been included in the Company’s consolidated financial statements from March 11, 2011. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately five years, contractual relationships are amortized over approximately five years and trade name is amortized over approximately seven years, the estimated lives of the assets. The Company has recorded a contingent consideration liability of $1.8 million, which is based on the attainment of certain revenue and EBITDA targets by the acquired business through February 28, 2013. The total possible undiscounted payments could range from zero to $3.0 million. The remainder of the purchase price was allocated to goodwill and is tax deductible (excluding the portion relating to the contingent consideration liability, which is not tax deductible until paid).
On September 8, 2011, the Company purchased all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited (“Ireland Fund Admin”), a division of BDO, for approximately $5.9 million in cash plus the assumption of certain liabilities. Ireland Fund Admin is a Dublin-based fund administrator that provides software-enabled services in the European regulated funds market.
The net assets and results of operations of Ireland Fund Admin have been included in the Company’s consolidated financial statements from September 8, 2011. The purchase price was allocated to tangible and intangible customer relationships based on their fair value at the date of acquisition. The fair value of customer relationships was determined using the income approach. Specifically, the discounted cash flows method was utilized. The customer relationships are amortized each year based on the ratio that current cash flows for the customer relationships bear to the total of current and expected future cash flows for the customer relationships. The customer relationships are amortized over approximately 6 years, the estimated life of the asset. The remainder of the purchase price was allocated to goodwill and is tax deductible.
The following summarizes the allocation of the purchase price for the acquisitions of BXML and Ireland Fund Admin (in thousands):

		Ireland Fund
	BXML	Admin
Accounts receivable	$462	$155
Tangible assets acquired, net of cash received	79	—
Acquired customer relationships and contracts	3,700	3,555
Completed technology	1,600	—
Trade name	100	—
Goodwill	10,984	1,878
Deferred revenue	(190)	—
Other liabilities assumed	(1,951)	(523)

Consideration paid, net of cash received	$14,784	$5,065

The fair value of acquired accounts receivable balances for BXML and Ireland Fund Admin approximates the contractual amounts due from acquired customers.
The Company reported revenues of $3.5 million and $0.2 million and pretax earnings of $1.6 million and $0.1 million from BXML and Ireland Fund Admin, respectively, from their respective acquisition dates through September 30, 2011. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of BXML, Ireland Fund Admin, PC Consulting d/b/a TimeShareWare (“TSW”), thinkorswim Technologies, Inc. (“TOS”) and Geller Investment Partnership Services (“GIPS”) occurred on January 1, 2010. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$94,772	$88,324	$277,842	$261,084
Net income	$14,918	$10,584	$38,054	$26,547

Basic earnings per share	$0.19	$0.15	$0.50	$0.39
Basic weighted average number of common shares outstanding	77,315	71,889	76,149	67,919
Diluted earnings per share	$0.18	$0.14	$0.48	$0.37
Diluted weighted average number of common and common equivalent shares outstanding	80,730	75,441	80,109	71,499
10. Goodwill
The change in carrying value of goodwill for the nine months ended September 30, 2011 was as follows (in thousands):

Balance at December 31, 2010	$926,668
Adjustments to prior acquisition	782
2011 acquisitions	12,862
Income tax benefit on rollover options exercised	(2,730)
Effect of foreign currency translation	(12,747)

Balance at September 30, 2011	$924,835

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
Revenues by geography were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$67,162	$58,079	$191,716	$164,791
Canada	13,783	12,338	40,559	36,697
Americas excluding United States and Canada	2,287	1,684	7,261	4,962
Europe	8,762	9,028	28,329	30,597
Asia Pacific and Japan	2,329	1,874	7,268	5,748

	$94,323	$83,003	$275,133	$242,795

Revenues by product group were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Portfolio management/accounting	$75,308	$66,837	$215,308	$194,388
Trading/treasury operations	9,968	9,650	31,119	29,810
Financial modeling	1,857	2,309	5,793	6,905
Loan management/accounting	1,665	1,232	6,028	3,263
Property management	3,705	1,233	11,197	3,451
Money market processing	1,168	1,117	3,758	3,100
Training	652	625	1,930	1,878

	$94,323	$83,003	$275,133	$242,795

12. Subsequent Event
On October 3, 2011, the Company granted 305,000 and 1,254,500 time-based options to executive officers and employees under the 2006 Equity Incentive Plan and the 2008 Stock Incentive Plan, respectively. The options vest as to 25% of the underlying shares on the first anniversary of the grant date and 1/36th of the remaining balance of the underlying shares each month thereafter for the following 36 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since our filing of the 2010 Form 10-K. Our critical accounting policies are described in the 2010 Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-Based Compensation
Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Revenues:
Software licenses	$5,786	$5,966	-3%	$17,341	$17,629	-2%
Maintenance	19,594	18,294	7%	58,459	54,130	8%
Professional services	5,688	4,896	16%	16,815	15,384	9%
Software-enabled services	63,255	53,847	17%	182,518	155,652	17%

Total revenues	$94,323	$83,003	14%	$275,133	$242,795	13%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Software licenses	6%	7%	6%	7%
Maintenance	21%	22%	21%	22%
Professional services	6%	6%	6%	7%
Software-enabled services	67%	65%	67%	64%

Total revenues	100%	100%	100%	100%

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

Revenues for the three months ended September 30, 2011 were $94.3 million compared to $83.0 million for the same period in 2010. The revenue increase of $11.3 million, or 14%, was primarily due to revenues from products and services that we acquired through our acquisitions of TOS in October 2010, TSW in December 2010, BXML in March 2011 and Ireland Fund Admin in September 2011, which added $5.2 million in revenues in the aggregate, and an increase of $5.0 million in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. The favorable impact from foreign currency translation accounted for $1.1 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the Australian dollar and the British pound. Revenues for the nine months ended September 30, 2011 were $275.1 million compared to $242.8 million for the same period in 2010. The revenue increase of $32.3 million, or 13%, was primarily due to revenues from products and services that we acquired through our acquisitions of GIPS in February 2010, TOS in October 2010, TSW in December 2010, BXML in March 2011 and Ireland Fund Admin in September 2011, which added $14.9 million in revenues in the aggregate, and an increase of $13.8 million in organic revenues. The favorable impact from foreign currency translation accounted for $3.6 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the Australian dollar and the British pound.
Software Licenses. Software license revenues were $5.8 million and $6.0 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in software license revenues of $0.2 million, or 3%, was primarily due to a decrease of $0.6 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $0.4 million. Software license revenues were $17.3 million and $17.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in software license revenues of $0.3 million, or 2%, was primarily due to a decrease of $2.0 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $1.6 million, and a favorable impact from foreign currency translation of $0.1 million. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three and nine months ended September 30, 2011, the number of perpetual license transactions decreased while the average transaction size increased. Revenues from term licenses increased for the both the three- and nine-month periods as compared to prior year. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $19.6 million and $18.3 million for the three months ended September 30, 2011 and 2010, respectively. The increase in maintenance revenues of $1.3 million, or 7%, was primarily due to revenue from acquisitions, which contributed $1.2 million in the aggregate, a favorable impact from foreign currency translation of $0.2 million, partially offset by a decrease in organic maintenance revenues of $0.1 million. Maintenance revenues were $58.5 million and $54.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in maintenance revenues of $4.4 million, or 8%, was primarily due to revenues from acquisitions, which contributed $3.7 million in the aggregate, a favorable impact from foreign currency translation of $0.5 million and an increase in organic maintenance revenues of $0.2 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally derived from the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.
Professional Services. Professional services revenues were $5.7 million and $4.9 million for the three months ended September 30, 2011 and 2010, respectively. The increase of $0.8 million, or 16%, was primarily due to revenues from acquisitions, which contributed $1.2 million in the aggregate, and a favorable impact from foreign currency translation of $0.1 million, partially offset by a decrease of $0.5 million in organic professional services revenues. Professional services revenues were $16.8 million and $15.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increase of $1.4 million, or 9%, was primarily due to revenues from acquisitions, which contributed $2.9 million in the aggregate, and a favorable impact from foreign currency translation of $0.3 million, partially offset by a decrease of $1.8 million in organic professional services revenues. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $63.3 million and $53.8 million for the three months ended September 30, 2011 and 2010, respectively. The increase in software-enabled services revenues of $9.5 million, or 17%, was primarily due to an increase of $6.2 million in organic software-enabled services revenues, revenues from acquisitions, which contributed $2.4 million in the aggregate, and a favorable impact from foreign currency translation of $0.9 million. Software-enabled services revenues were $182.5 million and $155.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in software-enabled services revenues of $26.8 million, or 17%, was primarily due to an increase of $17.4 million in organic software-enabled services revenues, revenues from acquisitions, which contributed $6.7 million in the aggregate, and a favorable impact from foreign currency translation of $2.7 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues
Total cost of revenues was $46.5 million and $42.3 million for the three months ended September 30, 2011 and 2010, respectively. The gross margin was 51% for the three months ended September 30, 2011 compared to 49% for the comparable period in 2010. Our costs of revenues increased by $4.2 million, or 10%, primarily as a result of an increase of $1.8 million in costs to support organic revenue growth, our acquisitions, which added cost of revenues of $1.3 million in the aggregate, an increase in costs of $0.6 million related to the unfavorable effect of foreign currency translation and an increase in amortization expense of $0.6 million, partially offset by a decrease in stock-based compensation expense of $0.1 million. Total cost of revenues was $136.6 million and $122.4 million for the nine months ended September 30, 2011 and 2010, respectively. The gross margin was 50% for each of the nine months ended September 30, 2011 and 2010. Our costs of revenues increased by $14.2 million, or 12%, primarily as a result of an increase of $7.1 million in costs to support organic revenue growth, our acquisitions, which added cost of revenues of $4.1 million in the aggregate, an increase in costs of $1.9 million related to the unfavorable effect of foreign currency translation and an increase in amortization expense of $1.3 million, partially offset by a decrease in stock-based compensation expense of $0.2 million.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.7 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.2 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 30% and 32% for the three-month periods ended September 30, 2011 and 2010, respectively. The cost of software license revenues was $5.1 million and $5.8 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.7 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 29% and 33% for the nine-month periods ended September 30, 2011 and 2010, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.7 million and $8.2 million for the three months ended September 30, 2011 and 2010, respectively. The increase in cost of maintenance revenues of $0.5 million, or 6%, was primarily due to additional amortization expense of $0.4 million, our acquisitions, which added $0.2 million in costs in the aggregate, and an increase in costs of $0.1 million related to foreign currency translation, partially offset by a decrease in of $0.2 million in costs to support organic revenues. Cost of maintenance revenues as a percentage of such revenues was 45% for each of the three-month periods ended September 30, 2011 and 2010. The cost of maintenance revenues was $26.2 million and $24.3 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cost of maintenance revenues of $1.9 million, or 8%, was primarily due to additional amortization expense of $1.1 million, our acquisitions, which added $0.7 million in costs in the aggregate, and an increase in costs of $0.3 million related to foreign currency translation, partially offset by a decrease of $0.2 million in costs to support organic revenues. Cost of maintenance revenues as a percentage of such revenues was 45% for each of the nine-month periods ended September 30, 2011 and 2010.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.9 million and $3.6 million for the three months ended September 30, 2011 and 2010, respectively. The increase in costs of professional services revenues of $0.3 million, or 7%, was primarily related to our acquisitions, which added $0.2 million in costs in the aggregate, and an increase in costs of $0.1 million related to foreign currency translation. Cost of professional services revenues as a percentage of such revenues was 68% for the three months ended September 30, 2011 compared to 74% for the three months ended September 30, 2010. The cost of professional services revenues was $11.4 million and $10.2 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in costs of professional services revenues of $1.2 million, or 12%, was primarily related to our acquisitions, which added $0.8 million in costs in the aggregate, an increase in costs of $0.2 million related to foreign currency translation and an increase of $0.2 million in personnel costs to support projects. Cost of professional services revenues as a percentage of such revenues was 68% for the nine months ended September 30, 2011 compared to 67% for the nine months ended September 30, 2010.

Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $32.1 million and $28.6 million for the three months ended September 30, 2011 and 2010, respectively. The increase in costs of software-enabled services revenues of $3.5 million, or 13%, was primarily related to an increase of $1.9 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $0.9 million in costs in the aggregate, an increase in costs of $0.4 million related to foreign currency translation and an increase in costs of $0.4 million related to amortization expense, partially offset by a decrease in stock-based compensation expense of $0.1 million. Cost of software-enabled services revenues as a percentage of such revenues was 51% for the three months ended September 30, 2011 compared to 53% for the three months ended September 30, 2010. The cost of software-enabled services revenues was $93.9 million and $82.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in costs of software-enabled services revenues of $11.8 million, or 14%, was primarily related to an increase of $7.1 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $2.7 million in costs in the aggregate, an increase in costs of $1.3 million related to foreign currency translation and an increase in costs of $0.8 million related to amortization expense, partially offset by a decrease in stock-based compensation expense of $0.1 million. Cost of software-enabled services revenues as a percentage of such revenues was 51% for the nine months ended September 30, 2011 compared to 53% for the nine months ended September 30, 2010.
Operating Expenses
Total operating expenses were $23.8 million and $21.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase in total operating expenses of $2.7 million, or 13%, was primarily due to our acquisitions of TOS, TSW, BXML and Ireland Fund Admin, which added $1.6 million in costs in the aggregate, an increase in costs of $0.3 million related to foreign currency translation and an increase in costs of $0.8 million to support organic revenue growth. Total operating expenses as a percentage of total revenues were 25% for each of the three-month periods ended September 30, 2011 and 2010. Total operating expenses were $68.4 million and $61.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in total operating expenses of $6.8 million, or 11%, was primarily due to our acquisitions of GIPS, TOS, TSW, BXML and Ireland Fund Admin, which added $4.7 million in costs in the aggregate, an increase in costs of $1.0 million related to foreign currency translation, an increase in costs of $0.9 million to support organic revenue growth and an increase in costs of $0.2 million related to stock-based compensation. Total operating expenses as a percentage of total revenues were 25% for each of the nine-month periods ended September 30, 2011 and September 30, 2010.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $7.3 million and $6.3 million for the three months ended September 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in selling and marketing expenses of $1.0 million, or 16%, was primarily related to an increase in costs of $0.5 million to support organic revenue growth, our acquisitions, which added $0.4 million in costs, and an increase in costs of $0.1 million related to foreign currency translation. Selling and marketing expenses were $21.2 million and $18.9 million for the nine months ended September 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in selling and marketing expenses of $2.3 million, or 12%, was primarily related to our acquisitions, which added $1.3 million in costs, an increase in costs of $0.5 million to support organic revenue growth, an increase in costs of $0.4 million related to foreign currency translation and an increase in costs of $0.1 million related to amortization expense.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $9.3 million and $7.9 million for the three months ended September 30, 2011 and 2010, respectively, representing 10% and 9% of total revenues in those periods, respectively. The increase in research and development expenses of $1.4 million, or 19%, was primarily related to our acquisitions, which added $1.0 million in costs in the aggregate, an increase in costs of $0.3 million to support organic revenue growth and an increase in costs of $0.1 million related to foreign currency translation. Research and development expenses were $26.4 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively, representing 10% of total revenues in those periods. The increase in research and development expenses of $2.9 million, or 12%, was primarily related to our acquisitions, which added $2.6 million in costs in the aggregate, and an increase in costs of $0.4 million related to foreign currency translation, partially offset by a decrease in costs of $0.1 million as more costs were eligible for capitalization in 2011 compared to 2010.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $7.1 million and $6.9 million for the three months ended September 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in general and administrative expenses of $0.2 million, or 3%, was primarily related to our acquisitions, which added $0.3 million in costs in the aggregate, partially offset by a decrease of $0.1 million in costs to support organic revenues. General and administrative expenses were $20.9 million and $19.2 million for the nine months ended September 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in general and administrative expenses of $1.7 million, or 9%, was primarily related to our acquisitions, which added $0.8 million in costs in the aggregate, an increase of $0.4 million in costs to support organic revenue growth, an increase in costs of $0.3 million related to stock-based compensation and an increase in costs of $0.2 million related to foreign currency translation.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2011 and 2010 was $3.2 million and $6.7 million, respectively. Net interest expense for the nine months ended September 30, 2011 and 2010 was $11.8 million and $23.8 million, respectively. Net interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense of $3.5 million for the three-month period and $12.0 million for the nine-month period reflects the lower average debt balance resulting from net repayments of debt, including the partial redemptions of our senior subordinated notes in April 2010 and March 2011 (discussed further in Liquidity and Capital Resources).
Other Income, Net. Other income, net for the three months ended September 30, 2011 consisted primarily of foreign currency gains. Other income, net for the nine months ended September 30, 2011 consisted primarily of a refund of facilities charges, partially offset by fees associated with the redemption of our 11 3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources. Other income, net for the three months and nine months ended September 30, 2010 consisted primarily of a reduction of our contingent consideration liability associated with TNR, partially offset by foreign currency losses.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2011 consisted of $2.0 million in note redemption premiums and $0.9 million from the write-offs of deferred financing costs associated with the redemption of $66.6 million of our 11 3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources. Loss on extinguishment of debt for the nine months ended September 30, 2010 consisted of $4.2 million in note redemption premiums and $1.3 million for the write-offs of deferred financing costs associated with the redemption of $71.75 million of our 11 3/4% senior subordinated notes due 2013 during the period.
Provision for Income Taxes. We had effective tax rates of 30% and 27% for the three months ended September 30, 2011 and 2010, respectively. The increase in the effective tax rate of 3% was due to a change in the composition of income before income taxes from foreign tax jurisdictions to domestic tax jurisdictions. We had effective tax rates of 32% and 23% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the effective tax rate of 9% was due to the 2010 reversal of uncertain income tax positions, refunds and enacted rate changes in the three months ended March 31, 2010. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. Additionally, the foreign effective tax rate is benefited by certain other permanent items, such as enacted rate changes. The expected effective tax rate for the year ended December 31, 2011 is forecasted to be between 32% and 33%.
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
Our cash and cash equivalents at September 30, 2011 were $76.2 million, a decrease of $8.6 million from $84.8 million at December 31, 2010. The decrease in cash is due primarily to net repayments of debt and cash used for acquisitions and capital expenditures, partially offset by net proceeds of $52.0 million from our follow-on public offering of common stock in February 2011 and cash provided by operations.

Net cash provided by operating activities was $71.6 million for the nine months ended September 30, 2011. Cash provided by operating activities was primarily due to net income of $37.8 million adjusted for non-cash items of $34.9 million, partially offset by changes in our working capital accounts totaling $1.1 million. The changes in our working capital accounts were driven by an increase in income taxes receivable and decreases in accrued expenses and other liabilities and accounts payable, partially offset by an increase in deferred revenues and a decrease in accounts receivable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The decrease in accounts receivable was primarily due to the improvement in days’ sales outstanding.
Investing activities used net cash of $25.6 million for the nine months ended September 30, 2011, primarily related to $19.9 million cash paid for our acquisitions of BMXL and Ireland Fund Admin, $4.4 million in cash paid for capital expenditures and $1.3 million in cash paid for capitalized software.
Financing activities used net cash of $54.3 million for the nine months ended September 30, 2011, representing $118.2 million in repayments of debt, partially offset by $52.0 million in net proceeds from our follow-on offering, proceeds of $7.0 million from stock option exercises and income tax windfall benefits of $4.9 million related to the exercise of stock options. The repayment of debt during the period includes our use of proceeds from our follow-on offering and available cash to redeem $66.6 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the related principal amount, plus accrued and unpaid interest on such amount to, but excluding March 17, 2011, the date of the redemption.
We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2011, we held approximately $12.7 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of September 30, 2011, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of these funds.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
SS&C’s borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, SS&C pays a commitment fee in respect of unused revolving commitments at a rate that is adjusted based on its leverage ratio. SS&C is obligated to make quarterly principal payments on the term loan totaling $1.2 million per year. Subject to certain exceptions, thresholds and other limitations, SS&C is required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced if SS&C reaches certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. SS&C was in compliance with all covenants at September 30, 2011.

11 3/4% Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.
The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the senior subordinated notes. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In March 2011, SS&C redeemed $66.6 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of the redemption.
The indenture governing the senior subordinated notes contains a number of covenants including, among others, covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.
Covenant Compliance
Under the senior credit facilities, SS&C is required to satisfy and maintain specified financial ratios and other financial condition tests. As of September 30, 2011, SS&C was in compliance with the financial and non-financial covenants. SS&C’s continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that SS&C will continue to meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA (in thousands) as defined in the senior credit facilities.

					Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Net income	$14,899	$9,854	$37,761	$23,237	$46,937
Interest expense (1)	3,215	6,743	14,697	29,298	21,291
Income taxes	6,324	3,641	17,814	6,913	22,935
Depreciation and amortization	10,492	10,059	31,482	30,356	41,854

EBITDA	34,930	30,297	101,754	89,804	133,017
Purchase accounting adjustments (2)	(104)	(87)	(308)	(124)	(422)
Unusual or non-recurring charges (3)	231	(533)	890	(449)	1,014
Acquired EBITDA and cost savings (4)	156	—	749	192	2,003
Stock-based compensation	3,780	3,949	9,215	9,181	13,288
Capital-based taxes	—	407	154	861	384
Other (5)	(122)	(47)	(36)	114	(111)

Consolidated EBITDA	$38,871	$33,986	$112,418	$99,579	$149,173

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Statement of Operations.

(2)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.

(3)	Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other expenses, such as expenses associated with the bond redemption, acquisitions and facility refund.

(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(5)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.

The covenant restricting capital expenditures for the year ending December 31, 2011 limits expenditures to $23.7 million. Actual capital expenditures through September 30, 2011 were $4.4 million. The covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended September 30, 2011 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA ratio(1)	5.50	x	0.96	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25	x	8.98	x

(1)	Calculated as the ratio of funded debt, less cash on hand up to a maximum of $30.0 million, to Consolidated EBITDA, as defined by the senior credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.
Recent Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 intends to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles — Goodwill and Other. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 will be applied prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The FASB has announced that certain aspects of this update may be delayed. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows, but will require additional financial statement disclosures related to fair value measurements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
At September 30, 2011, excluding capital leases, we had total debt of $172.7 million, including $106.1 million of variable interest rate debt.
At September 30, 2011, $6.3 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.

During the nine months ended September 30, 2011, approximately 30% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being denominated in the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some of our subsidiaries do enter into certain transactions in currencies other than their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income, net. These outstanding amounts were reduced during 2010, and we do not believe that our foreign currency transaction gains or losses will be material during 2011. The amount of these balances may fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.
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
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

Item 6.	Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.
Date: November 14, 2011	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.REF	XBRL Taxonomy Reference Linkbase Document. **

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.