Form 10-K
period 2011-12-31
SS&C Technologies Holdings Inc
filed 2012-03-12
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was $521,814,000 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 77,885,886 shares of the registrant’s common stock outstanding as of March 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2011. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

The following (identified in the chart of products and services on pages 12-13) are registered trademarks and/or service marks of the Company in the United States and/or in other countries: ADVISORWARE, DBC, FUNDRUNNER, MARGINMAN, PACER, PAGES, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

Unless context otherwise requires, references to our “common stock” includes both shares of our common stock and shares of our Class A non-voting common stock.

PART I

Item 1.	Business

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 5,000 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand software that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, fund of funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on-premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software. The following table describes selected functionality of our software products and software-enabled services and the eight vertical markets that we serve.

Verticals Served	Services	Software
Alternative Investments Insurance & Pension Funds Asset & Wealth Management Financial Institutions Commercial Lenders Real Estate Property Management Municipal Finance Financial Markets	Middle & Back Office Services Fund Administration

Trade Order & Execution Management
Pre-& Post-Trade Settlement

Accounting (Investment, Portfolio, Fund, & Partnership) Reconciliation

Reporting (Regulatory, Operational, and Investor)

Performance Measurement, Attribution and Risk Loan Origination & Servicing Financial Services Courseware

Benefits Administration

Screening/Lending Tools

Market Data

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

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 87% of total revenues in the year ended December 31, 2011. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

Through a combination of organic growth and acquisitions, we generated revenues of $370.8 million for the year ended December 31, 2011 as compared to revenues of $270.9 million for the year ended December 31, 2009. We generated 85% of our revenues in 2011 from clients in North America and 15% from clients outside North America. Our revenues are highly diversified, with our largest client in 2011 accounting for not more than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements and Note 14 to our consolidated financial statements.

Our industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. Spending on financial services technology remained modestly positive in 2011 despite the global economic recovery. In 2012, the economic recovery seems to be on track and brings with it a more stable business investment environment. However, the Eurozone crisis is causing uncertainty, and we expect a small decline in spending in Western Europe in 2012.

Opportunities

We believe that we are well positioned to address the ongoing business and regulatory needs of the clients we seek to serve in the financial services industry, taking into account a competitive environment that reflects the following competitive dynamics.

Asset Classes and Securities Products Growing in Volume and Complexity. Investment professionals must increasingly track and invest in numerous types of asset classes far more complex than traditional equity and debt instruments. These assets require more sophisticated systems to automate functions such as trading and modeling, portfolio management, accounting, performance measurement, reconciliation, reporting, processing and clearing. Manual tracking of orders and other transactions is not effective for these assets. In addition, as the business knowledge requirements increase, financial services firms see increasing value in outsourcing the management of these assets to firms such as SS&C that offer software-enabled services.

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

Broad Portfolio of Products and Services Focused on Financial Services Organizations. Our broad portfolio of over 70 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

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

Growing Contractually Recurring Revenues. We continue to focus on growing our contractually recurring revenues from our software-enabled services and our maintenance contracts because they provide greater predictability in the operation of our business and enable us to strengthen long-term relationships with our clients. Contractually recurring revenues represented 87% of total revenues for the year ended December 31, 2011, up from 52% of total revenues in 2000.

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

Deep Domain Knowledge and Extensive Industry Experience. As of December 31, 2011, we had 1,289 development, service and support professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries.

Trusted Provider to Our Highly Diversified and Growing Client Base. By providing mission-critical, reliable software products and services for more than 25 years, we have become a trusted provider to the financial services industry. We have developed a large and growing installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

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

Our growth strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services and New Proprietary Software. Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $30.9 million for the year ended December 31, 2004 to $246.0 million for the year ended December 31, 2011, representing a compound annual growth rate of 35%.

Expand Our Client Base. Our client base of more than 5,000 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain.

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

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies. We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 34 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence. We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2011, we generated 15% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

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

Since 1995, we have acquired 34 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We believe we have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment, and that:

•	provide complementary products or services in the financial services industry;

•	possess proven technology and an established client base that will provide a source of ongoing revenue and to whom we may be able to sell existing products and services;

•	expand our intellectual property portfolio to complement our business;

•	address a highly specialized problem or a market niche in the financial services industry;

•	expand our global reach into strategic geographic markets; and

•	have solutions that lend themselves to being delivered as software-enabled services.

We believe, based on our experience, that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our disciplined acquisition criteria.

The following table provides a list of acquisitions we have made since 1995:

Acquisition Date	Acquired Business	Contract Purchase Price*	Acquired Capabilities, Products and Services
March 1995	Chalke	$10,000,000	Expanded insurance footprint with PTS actuarial product

November 1997	Mabel Systems	$850,000 and 109,224 shares	Entered Benelux market with investment accounting product

December 1997	Shepro Braun Systems	1,500,000 shares	Entered hedge fund and family office markets with Total Return product

March 1998	Quantra	$2,269,800 and 819,028 shares	Entered the real estate property management market with SKYLINE product

April 1998	The Savid Group	$821,500	Expanded debt & derivative product offerings

March 1999	HedgeWare	1,028,524 shares	Expanded product offerings for the hedge fund and family office markets

March 1999	Brookside	41,400 shares	Expanded our consulting services capabilities

November 2001	Digital Visions	$1,350,000	Entered financial institutions market with BANC Mall, PALMS and PortPro products

January 2002	Real-Time, USA	$4,000,000	Expanded financial institutions offerings with Lightning and Real-Time products

November 2002	DBC	$4,500,000	Added municipal finance structuring products for underwriters, investment banks, municipal issuers and financial advisors

December 2003	Amicorp Fund Services	$1,800,000	Entered offshore fund administration services market

January 2004	Investment Advisory Network	$3,000,000	Expanded wealth management capabilities with Compass and Portfolio Manager products

February 2004	NeoVision Hypersystems	$1,600,000	Added data visualization dashboard capabilities with Heatmaps product

April 2004	OMR Systems	$19,671,000	Added integrated global product offering for financial institutions and hedge funds with TradeThru product

Acquisition Date	Acquired Business	Contract Purchase Price*	Acquired Capabilities, Products and Services

February 2005	Achievement Technologies	$470,000	Enhanced real estate property management offering with SamTrak facilities management product

February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets

April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products

June 2005	Financial Interactive	358,424 shares and warrants to purchase 50,000 shares	Expanded alternative investment fund offerings with Fund Runner CRM product.

August 2005	MarginMan	$5,600,000	Expanded depth in foreign currency exchange market with MarginMan product

October 2005	Open Information Systems	$24,000,000	Entered money market , custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products

March 2006	Cogent Management	$12,250,000	Expanded fund administration services to hedge fund and private equity markets

August 2006	Zoologic	$3,000,000	Added education and training courseware offerings for financial institutions

March 2007	Northport	$5,000,000	Expanded fund administration services to private equity market

October 2008	Micro Design Services	$17,200,000	Expanded real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products

March 2009	Evare	$3,514,500	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services

May 2009	MAXIMIS	$7,700,000	Expanded institutional footprint and provided new cross-selling opportunities

November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product

December 2009	Tradeware	$22,500,000	Expanded electronic trading offering in broker/dealer market

February 2010	GIPS	$12,000,000	Expanded fund administration services to private equity market

October 2010	thinkorswim Technologies	$5,000,000	Added electronic OMS/EMS offering in broker/dealer market

December 2010	TimeShareWare	$30,500,000	Added shared ownership property management platform to real estate offering

March 2011	BenefitsXML	$15,000,000	Added employee benefits administration solutions

Acquisition Date	Acquired Business	Contract Purchase Price*	Acquired Capabilities, Products and Services

September 2011	BDO Simpson Xavier Fund Administration Services Limited, a subsidiary of BDO Ireland	$5,200,000 plus EUR€500,100	Expanded fund administration services to UCITS funds

December 2011	Acquisition of Teledata Communications, Inc. Software Assets	$750,000	Added background search and credit retrieval software-as-a-service

*	Share references are to shares of SS&C common stock after giving effect to SS&C’s three-for-two common stock split in the form of a stock dividend effective as of March 2004. Such references do not reflect the capital structure of SS&C Holdings.

Products and services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 70 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

The following chart summarizes our principal software products and services, typical users and the vertical markets each product serves. Most of these products are also used to deliver our software-enabled services.

Products	Typical Users	Vertical Markets Served
Portfolio Management/Accounting
AdvisorWare	Asset managers Registered investment advisors Alternative investment managers Brokers/dealers	Alternative investment managers Financial markets Institutional asset managers Insurance & pension funds Treasury, banks & credit unions
CAMRA
Debt & Derivatives
Global Wealth Platform
Lightning
MAXIMIS
Pacer
Pages
PortPro
Recon
Sylvan
TNR Solution
Total Return

Products	Typical Users	Vertical Markets Served

Trading/Treasury Operations
Antares MarginMan MarketLook Information System TradeThru	Securities traders Financial institutions Asset managers Brokers/dealers Financial exchanges	Alternative investment managers Financial markets Treasury, banks & credit unions Corporate treasuries

Financial Modeling
DBC Global Markets Risk	CEO/CFOs Risk managers Investment bankers State/local treasury staff	Insurance & pension funds Municipal finance groups Treasury, banks & credit unions Asset managers Hedge funds

Loan Management/Accounting
BANC Mall LMS Loan Suite	Commercial lenders Mortgage loan portfolio managers Real estate investment managers Bank/credit union loan officers	Commercial lenders Insurance & pension funds Treasury, banks & credit unions

Property Management
SKYLINE	Real estate investment managers Real estate leasing agents Real estate property managers Timeshare resort managers	Real estate leasing/property managers
TimeShareWare

Money Market Processing
Global Debt Manager	Financial institutions Custodians Security lenders	Treasury, banks & credit unions

Training
Zoologic Learning Solutions	Financial institutions Asset managers Investment bankers	All verticals

Services	Typical Users	Vertical Markets Served
Evare	Asset managers Financial exchanges Investment advisors Alternative investment managers Brokers/dealers Private equity managers	Alternative investment managers Financial markets Institutional asset managers Insurance and pension funds
SS&C Direct
SS&C Fund Services
SS&C PEI Solutions
SSCNet
SVC
Tradeware FIXLink

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

CAMRA. CAMRA (Complete Asset Management, Reporting and Accounting) software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA is a multi-user, integrated solution tailored to support the entire portfolio management function and includes features to execute, account for and report on all typical securities transactions.

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

Global Markets Risk. Global Markets Risk provides a comprehensive view of risk across all asset classes for banks, hedge funds, asset managers, insurance companies and pension funds. Risk Analytics is designed for risk managers who need better tracking, managing and reporting of value-at-risk and ex-ante risk measures across all asset classes.

Loan management/accounting

Our products that support loan administration activities are BANC Mall and LMS.

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

Property management

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

Money market processing

Global Debt Manager. Global Debt Manager is a robust browser-based application for corporate and municipal bond accounting. Fully integrated with Money Market Manager (M3), Global Debt Manager offers processing for conventional and structured debt within a secure and flexible platform.

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

SS&C Direct. We provide comprehensive software-enabled services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. Since 1997, SS&C Direct has offered ASP, business process outsourcing (BPO) and blended outsourcing services to institutional asset managers, insurance companies, hedge funds and financial institutions.

The SS&C Direct service includes:

•	full BPO investment accounting and investment operations services,

•	hosting of a company’s application software,

•	automated workflow integration,

•	automated quality control mechanisms, and

•	extensive interface and connectivity services to custodian banks, data service providers, depositories and other external entities.

SS&C Fund Services. We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C Fund Services offers fund manager services, transfer agency services, funds of funds services, tax processing and accounting processing. SS&C Fund Services supports all fund types and investment strategies. Market segments served include:

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

Software and service delivery options

Our delivery methods include software-enabled services, software licenses with related maintenance agreements and blended solutions. Substantially all of our software-enabled services are built around and leverage our proprietary software.

Software-Enabled Services. We provide a broad range of software-enabled services for our clients. By utilizing our proprietary software and avoiding the substantial use of third-party products to provide our software-enabled services, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific client needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. Pricing on our software-enabled services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our software-enabled services allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2011, revenues from software-enabled services represented 66% of total revenues.

Software License and Related Maintenance Agreements. We license our software to clients through either perpetual or term licenses. In connection with these contracts we provide maintenance. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and contractually recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2011, license and maintenance revenues represented 6% and 21% of total revenues, respectively.

Blended Solutions. We provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2011, revenues from professional services represented 6% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the SS&C Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services eBriefings, which are industry-specific newsletters in our eight vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, e.Training, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 5,000 clients globally in eight vertical markets within the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2011, our top 10 clients represented approximately 15% of revenues, with no single client accounting for more than 5% of revenues.

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

Product development and engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2009, 2010 and 2011 were $26.5 million, $31.4 million and $35.7 million respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments: In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, one group consisting of independent specialized administration providers, which are generally smaller than us, and the other including prime brokerage firms offering fund administration services. Major competitors in this market include CITCO Group, State Street Bank and GlobeOp Financial Services. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

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

Insurance and Pension Funds: In our insurance and pension funds market, we compete with a variety of vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of portfolio management systems, such as State Street Bank (Princeton Financial Systems) and SunGard, to smaller providers of specialized applications and services.

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

Real Estate Property Management: In our real estate property management market, we compete with numerous software vendors consisting of smaller specialized real estate property management solution providers and larger property management software vendors with more dedicated resources than our real estate property management business, such as Yardi Systems. The key competitive factors in marketing property management and timeshare systems are the features and adaptability of the software, level of quality and customer support, degree of responsiveness and overall net cost. Our strengths in this market are the quality of our software and our reputation with our clients. This is a very fragmented market with many competitors.

Financial Institutions: In our financial institutions market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as SunGard and Misys. We also compete with outsourcers as well as the internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing financial institution software and services include accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our flexible technology platform and our ability to provide integrated solutions for our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

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

Financial Markets: In our financial markets, our competition falls into two categories — the internal development organizations within financial enterprises and specialized financial vendors, such as SunGard and Fidessa. The key competitive factors in marketing financial markets technology solutions are a proven track record of delivering high quality solutions, level of responsiveness and overall net cost. Our strengths in this market are a successful track record of delivering solutions and our reputation with our clients. This is an extremely competitive environment which requires developing a strong customer relationship in which we are viewed more as a partner than a vendor.

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

Employees

As of December 31, 2011, we had 1,484 full-time employees, consisting of:

•	251 employees in research and development;

•	927 employees in consulting and services;

•	93 employees in sales and marketing;

•	111 employees in client support; and

•	102 employees in finance and administration.

As of December 31, 2011, 386 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

Additional Information

SS&C Holdings was incorporated in Delaware as Sunshine Acquisition Corporation in July 2005 and changed its name to SS&C Technologies Holdings, Inc. in June 2007. SS&C was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. On November 23, 2005, SS&C Holdings acquired SS&C through the merger of Sunshine Merger Corporation with and into SS&C, with SS&C being the surviving company and wholly-owned subsidiary of SS&C Holdings. We refer to the acquisition, the equity contributions to SS&C Holdings by William C. Stone and The Carlyle Group in connection with the acquisition, SS&C’s entry into senior secured credit facilities and its issuance and sale of senior subordinated notes, and the other transactions in connection with the acquisition, collectively as the Transaction. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095. The telephone number of our principal executive offices is (860) 298-4500.

Our Internet website address is www.ssctech.com. We make available, free of charge, on our through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

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

If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations under of our senior credit facility and to our other lenders, could be materially adversely affected.

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

Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our reputation may be tarnished, and client dissatisfaction and lost business may result.

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

Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner. Successful integration in the rapidly changing financial services software and services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:

•	combine operations, facilities and differing firm cultures;

•	retain the clients or employees of acquired entities;

•	generate market demand for new products and services;

•	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations;

•	integrate the technical teams of acquired companies with our engineering organization;

•	incorporate acquired technologies and products into our current and future product lines; or

•	integrate the products and services of acquired companies with our business, where we do not have distribution, marketing or support experience for these products and services.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property rights, including patents, trademarks and copyrights. From time to time, we have received notices claiming our technology may infringe third-party intellectual property rights or otherwise threatening to assert intellectual property rights. Any parties asserting that our products or services infringe their proprietary rights could force us to defend ourselves and possibly our clients against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

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

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 50% of our revenues for the year ended December 31, 2011. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

•

we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, regulatory and other developments in the industries in which our clients operate; and

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

For the years ended December 31, 2009, 2010 and 2011, international revenues accounted for 36%, 32% and 30%, respectively, of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior credit facility.

We have incurred a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of $100 million and additional available borrowings of $25 million under our senior credit facility on a revolving basis.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our senior credit facility;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our senior credit facility are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the agreement governing our senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

We are currently obligated to make periodic interest payments on our senior debt of approximately $3.0 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.

We may be able to incur substantial additional indebtedness in the future because the terms of our senior credit facility do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our senior credit facility permits additional borrowing, including borrowing up to $125.0 million on a revolving basis. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue our business strategies.

The agreement governing our senior credit facility limits SS&C’s ability, among other things, to:

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

In addition, our senior credit facility includes other covenants which, subject to permitted exceptions, prohibit us from making capital expenditures in excess of certain thresholds, making investments, loans and other advances, entering into speculative hedging agreements, and prepaying our other indebtedness while indebtedness under our senior credit facility is outstanding. The agreement governing our senior credit facility also requires us to maintain compliance with specified financial ratios, particularly a leverage ratio and a fixed charge coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. See Note 6 to our consolidated financial statements for additional information.

The restrictions contained in the agreement governing our senior credit facility could limit our ability to plan for or react to market conditions, meet capital needs or acquire companies, products or technologies or otherwise restrict our activities or business plans.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facility. If such a default occurs, the lenders under our senior credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facility also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior credit facility, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreement governing our senior credit facility, which significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to SS&C Holdings. See “Risk factors — Risks relating to our indebtedness — Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue our business strategies.” Moreover, even in the absence of any such restrictions, none of the subsidiaries of SS&C Holdings is obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. Also, SS&C Holdings has no ability to acquire businesses or property or conduct other business activities directly. These limitations could reduce our attractiveness to investors.

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

The market price of our common stock may be volatile, which could result in substantial losses for investors in our common stock.

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

A few significant stockholders control the direction of our business. If the ownership of our common stock continues to be highly concentrated, it will prevent other stockholders from influencing significant corporate decisions.

As of March 8, 2012, investment funds affiliated with Carlyle beneficially owned approximately 36.6% of our common stock, and William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 22.9% of our common stock. We are also party to a stockholders’ agreement with Carlyle and Mr. Stone, pursuant to which Carlyle and Mr. Stone have agreed to vote in favor of nominees to our board of directors nominated by each other. As a result, Carlyle and Mr. Stone exercise control over matters requiring stockholder approval and our policy and affairs.

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

Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

We lease our corporate offices, which consist of approximately 76,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in eighteen other locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Dublin, Ireland; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Singapore; Curacao; and Sydney, Australia. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3.	Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any litigation or proceedings by third parties that our management believes will have a material adverse effect on us, our business or our financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Global Select Market under the symbol “SSNC” on March 31, 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2011
Fourth Quarter 2011	$18.53	$13.28
Third Quarter 2011	$21.49	$13.50
Second Quarter 2011	$20.94	$18.46
First Quarter 2011	$21.56	$17.49

	High	Low
Year ended December 31, 2010
Fourth Quarter 2010	$21.95	$15.65
Third Quarter 2010	$18.36	$13.27
Second Quarter 2010	$18.41	$14.45
First Quarter 2010 (beginning March 31, 2010)	$16.34	$15.01

On March 8, 2012, the closing price reported on The NASDAQ Global Select Market of our common stock was $20.12 per share. As of March 8, 2012, we had approximately 21 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock. As of March 8, 2012, we had one holder of record of our Class A non-voting common stock.

We have never declared or paid dividends, and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreement governing our senior credit facility, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries, because our debt instruments directly or indirectly impose certain limitations on our subsidiaries’ ability to pay dividends or make loans to us. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Performance graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of SS&C Technologies Holdings, Inc. under the Exchange Act.

The following graph shows a comparison from March 31, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2011 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN* Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 3/31/2010. Return calculations of indices assume the reinvestment of dividends. We did not pay dividends in the periods depicted.

	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
SS&C Technologies Holdings, Inc.	100	106	105	136	135	132	95	120
NASDAQ Composite-Total Returns	100	88	99	112	117	117	102	111
NASDAQ Computer & Data Processing Index	100	84	99	113	117	116	105	110

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

	Year Ended December 31,
	2011(5)	2010(4)	2009(3)	2008(2)	2007(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$370,828	$328,905	$270,915	$280,006	$248,168
Operating income	93,777	79,840	67,103	65,083	48,730
Net income	51,021	32,413	19,018	18,801	6,575
Earnings per share
Basic	$0.67	$0.47	$0.31	$0.31	$0.11
Diluted	$0.63	$0.44	$0.30	$0.30	$0.10
Weighted average shares outstanding
Basic	76,482	69,027	60,381	60,284	60,245
Diluted	80,709	73,079	63,653	63,700	63,382
Cash dividends declared per share	—	—	—	—	—

	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data (at period end):
Total assets	$1,207,608	$1,275,726	$1,185,641	$1,127,353	$1,190,495
Total long-term debt, including current portion	100,000	290,794	397,259	408,726	443,009
Stockholders’ equity	980,103	857,183	645,987	587,253	612,593

(1)	On March 12, 2007, we acquired all of the assets and business of Northport LLC.
(2)	On October 1, 2008, we acquired the assets and business of Micro Design Services, LLC. See Notes 2 and 11 of notes to our consolidated financial statements.
(3)	On March 20, 2009, we acquired the assets and business of Evare, LLC. On May 29, 2009, we acquired the assets and related business associated with Unisys Corporation’s MAXIMIS software. On November 19, 2009, we acquired all of the outstanding stock of TheNextRound, Inc. On December 31, 2009, we acquired Tradeware Global Corp., through the merger of TG Acquisition Corp., our wholly-owned subsidiary, with and into Tradeware Global Corp., with Tradeware Global Corp., being the surviving company and becoming our wholly-owned subsidiary. See Notes 2 and 11 to our consolidated financial statements.
(4)	On February 3, 2010, we acquired the assets and related business associated with Geller & Company LLC’s Geller Investment Partnership Services division. On October 1, 2010, we acquired all of the outstanding stock of thinkorswim Technologies, Inc. On December 6, 2010, we acquired the all of the outstanding stock of PC Consulting d/b/a TimeShareWare. See Notes 2 and 11 to our consolidated financial statements.
(5)	On March 10, 2011, we acquired all of the outstanding stock of BenefitsXML, Inc. On September 8, 2011, we acquired all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited, a division of BDO. See Notes 2 and 11 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 5,000 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Since 2008, we have expanded our presence in current markets and entered new markets, increased our contractually recurring revenues, enhanced our operating income, paid down debt and reduced our debt leverage, increased our revenues through offering our proprietary software as software-enabled services, and expanded our reach in the financial services market. Our acquisitions since 2008 have expanded our offerings for alternative investment managers, added to our portfolio management systems and provided us with new trading products for broker-dealers and financial exchanges.

Our revenues for 2011 were $370.8 million, compared to $328.9 million and $270.9 million in 2010 and 2009, respectively. Our revenues increased in 2011 from 2010 primarily as a result of revenues from products and services that we have owned for at least 12 months, or organic revenues, of $19.7 million. Revenues from products and services that we acquired through our acquisitions of Geller & Company LLC’s Geller Investment Partnership Services division, or GIPS, in February 2010, thinkorswim Technologies, Inc., or TOS, in October 2010, TimeShareWare, or TSW, in December 2010, BenefitsXML, Inc., or BXML, in March 2011, and BDO Simpson Xavier Fund Administration Services Limited, or Ireland Fund Admin, in September 2011, in the aggregate, added $18.7 million in revenues in the year ended December 31, 2011, and the favorable impact from foreign currency translation accounted for $3.5 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our contractually recurring revenues, which we define as our maintenance revenues and software-enabled services revenues, were $324.3 million in 2011, compared to $284.5 million and $229.4 million in 2010 and 2009, respectively. In 2011, contractually recurring revenues represented 87.4% of total revenues, compared to 86.5% and 84.7% in 2010 and 2009, respectively. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $111.1 million in 2011, compared to $104.3 million and $98.6 million in 2010 and 2009, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2008, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or that have a large base of maintenance clients. We believe that increasing the portion of our total revenues that are contractually recurring gives us the ability to better plan and manage our business and helps us reduce the fluctuations in revenues and cash flows typically associated with software license revenues. Our software-enabled services revenues increased from $163.3 million in 2009 to $246.0 million in 2011. Our maintenance revenues increased from $66.1 million in 2009 to $78.3 million in 2011. Maintenance customer retention rates have continued to be in excess of 90%, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have resulted in improved gross margins. Gross margins have increased from 49.2% in 2009 to 50.3% in 2011. We expect our contractually recurring revenues to continue to increase as a percentage of our total revenues.

We continue to focus on improving operating margins. Our total expenses, including costs of revenues, were $277.1 million in 2011, compared to $249.1 million and $203.8 million in 2010 and 2009, respectively. Our expenses increased in 2011 over 2010 primarily due to an increase of $12.2 million in costs to support organic revenue growth, acquisitions, which added expenses of $11.1 million, an increase in costs of $2.8 million related to foreign currency translation, an increase of $1.8 million in amortization expense and an increase in stock-based compensation expense of $0.2 million. As a result of managing our expenses, our operating income margins were 25.3% of revenues in 2011, compared to 24.3% in 2010 and 24.8% in 2009. Consolidated EBITDA, a non-GAAP financial measure defined in our credit agreement and used to measure our debt compliance, was $152.4 million in 2011, compared to $141.3 million and $119.3 million, in 2010 and 2009, respectively. See Covenant Compliance for a reconciliation of net income to Consolidated EBITDA.

We generated $110.4 million in cash from operating activities in 2011, compared to $75.6 million and $59.9 million in 2010 and 2009, respectively. In 2011, we used our operating and financing cash flow and existing cash to repay $291.1 million of debt, acquire three businesses for $20.6 million, invest $6.2 million in capital equipment in our business and invest $1.4 million in internally-developed capitalized software.

Acquisitions

To supplement our organic growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2009, we have spent approximately $118.0 million in cash to acquire ten businesses in the financial services industry.

The following table lists the businesses we have acquired since January 1, 2009:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Acquisition of Teledata Communications, Inc. Software	December 2011	Added background search and credit retrieval software-as-a-service
Ireland Fund Admin	September 2011	Expanded fund administration services to UCITS funds
BenefitsXML	March 2011	Added employee benefits administration solutions
TimeShareWare	December 2010	Added shared ownership property management platform to real estate offering
thinkorswim Technologies	October 2010	Added electronic OMS/EMS offering in broker-dealer market
GIPS	February 2010	Expanded fund administration services to private equity market
Tradeware	December 2009	Added electronic trading offering in broker-dealer market
TheNextRound	November 2009	Expanded private equity client base with TNR Solution product
MAXIMIS	May 2009	Expanded institutional footprint and provided new cross-selling opportunities
Evare	March 2009	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services

On February 23, 2012, we made a proposal to the independent directors, or the Independent Directors, of GlobeOp Financial Services S.A., or GlobeOp, regarding a possible cash offer for GlobeOp. Following further discussions with the Independent Directors, we made an improved proposal, under which GlobeOp shareholders would be entitled to receive 485 pence in cash for each GlobeOp share. Based on exchange rates on March 9, 2012, the aggregate equity purchase price for GlobeOp under this proposal would be approximately $940,000,000. The current expectation would be to satisfy the purchase price with a combination of borrowings under a new credit facility and cash on hand. As of March 8, 2012, the Independent Directors indicated that, subject to the finalization of the terms and conditions of the offer, they would be willing to recommend an offer made by us at this level. We continue to conduct due diligence on GlobeOp and have urged GlobeOp’s shareholders to take no action in respect of an existing cash offer for GlobeOp made by GEO 3 & Co. S.C.A. on February 1, 2012. There can be no certainty that we will make a cash offer for GlobeOp.

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

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate

F-40

possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance, unless such acceptance is deemed perfunctory. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on vendor-specific objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and customer support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance agreements generally require us to provide technical support and software updates to our clients (on a when-and-if-available basis). We generally provide maintenance services under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the contract.

We also sell term licenses with maintenance. These arrangements range from one to seven years where vendor-specific objective evidence does not exist for the maintenance element in the term licenses, revenues are recognized ratably over the contractual term of the arrangement.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill by comparing the fair value or our reporting unit to its carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value of our reporting unit exceeded its carrying value by more than 25% at December 31, 2011.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge, if any, and thus materially different results of operations.

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2011, 2010 and 2009 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

To date, we have granted stock options to our employees and directors under our 2006 equity incentive plan and 2008 stock incentive plan. Because there was no public market for our common stock prior to our IPO, our board of directors determined the fair value of our common stock on the measurement date, which required complex and subjective judgments. Our board reviewed and considered a number of factors when determining the fair value of our common stock, including:

•	the value of our business as determined at arm’s length in connection with the Transaction;

•	significant business milestones that may have affected the value of our business subsequent to the Transaction;

•	the risks associated with our business;

•	the economic outlook in general and the condition and outlook of our industry;

•	our financial condition and expected operating results;

•	our level of outstanding indebtedness;

•	the market price of the stock of publicly traded corporations engaged in the same or similar lines of business;

•

as of July 31, 2006, March 31, 2007 and March 1, 2008, analyses using a weighted average of three generally accepted valuation procedures: the income approach, the market approach - publicly traded guideline company method and the market approach - transaction method; and

•

as of November 15, 2008, April 1, 2009 and November 30, 2009, analyses using a weighted average of two generally accepted valuation procedures: the income approach and the market approach-publicly traded guideline company method. The market approach-transaction method was not utilized due to the lack of comparable transactions in the evaluation period.

The following table summarizes information about stock-based compensation awards granted since August 2006, the date of the first option grants since the Transaction:

Grant Date	Shares Under Option	Shares Under Restricted Stock Award	Weighted- Average Exercise Price	Weighted Average Fair Value of Underlying Stock	Weighted-Average Grant Date Fair Value of Options by Vesting Type(1):
					Time	Performance	Change in Control
August 2006	9,909,555		$8.77	$8.77	$3.66	$3.88	$2.50
November 2006	89,250		8.77	8.77	3.62	3.84	2.50
March 2007	195,500		8.77	8.77	3.61	3.83	0.87
May 2007	148,750		11.64	11.64	4.81	5.10	1.07
June 2007	25,500		11.64	11.64	4.87	5.16	1.02
January 2009	255,041		10.08	10.08	2.86	—	—
December 2009	102,000		14.53	14.53	4.54	—	—
January 2010	4,250		14.53	14.53	4.49	—	—
February 2010	400,350		14.53	14.53	4.48	—	—
March 2010	1,615,085		14.53	14.53	4.51	—	—
March 2010	—	153,846	14.53	14.53	14.53	—	—
April 2010	21,250		15.29	15.29	4.79	—	—
May 2010	50,200		16.49	16.49	5.64	—	—
June 2010	48,500		17.83	17.83	6.06	—	—
August 2010	14,500		16.24	16.24	5.42	—	—
February 2011	165,000		20.15	20.15	6.31	—	—
March 2011	21,250		19.74	19.74	6.21	—	—
July 2011	35,500		19.78	19.78	5.73	—	—
October 2011	1,559,500		13.48	13.48	3.91	—	—

(1)	The weighted-average fair value of options by vesting type represents the value at the grant date. These fair values do not reflect the re-valuation of certain options related to modifications effected in February 2009, March 2008 and April 2007, or the resolutions approved by our board and compensation committee in February 2010 and March 2011 relating to performance-based and change in control or superior options, as more fully described in Note 10 to our consolidated financial statements.

Income Taxes

The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Consolidated Statements of Operations. On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. The carrying value of our deferred tax assets and liabilities is recorded based on the statutory rates that we expect our deferred tax assets and liabilities to reverse into income. We estimate the state rate at which our deferred tax assets and liabilities will reverse based on estimates of state income apportionment for future years. Each of these estimates requires significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

As of December 31, 2011, we had $9.6 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. We recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2011	2010	2009	2011	2010
Revenues:
Software licenses	$23,507	$23,683	$20,661	(0.7)%	14.6%
Maintenance	78,266	72,703	66,099	7.7	10.0
Professional services	23,048	20,727	20,889	11.2	(0.8)
Software-enabled services	246,007	211,792	163,266	16.2	29.7

Total revenues	$370,828	$328,905	$270,915	12.7%	21.4%

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Software licenses	6.3%	7.2%	7.6%
Maintenance	21.1	22.1	24.4
Professional services	6.2	6.3	7.7
Software-enabled services	66.4	64.4	60.3

Total revenues	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2011, 2010 and 2009

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

Revenues were $370.8 million, $328.9 million and $270.9 million in 2011, 2010 and 2009, respectively. Our revenues increased in 2011 by $41.9 million, or 12.7%, primarily due to an increase in organic revenues of $19.7 million, or 6.0%. Revenues for businesses and products that we acquired through our acquisitions of GIPS in February 2010, TOS in October 2010, TSW in December 2010, BXML in March 2011 and Ireland Fund Admin in September 2011, in the aggregate, added $18.7 million in revenues in the year ended December 31, 2011, and the favorable impact from foreign currency translation accounted for $3.5 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our revenues increased in 2010 by $58.0 million, or 21.4%, primarily due to an increase in revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR in November 2009, Tradeware in December 2009, GIPS in February 2010, TOS in October 2010 and TSW in December 2010, which, in the aggregate, added $35.3 million in revenues in the year ended December 31, 2010. Organic revenues increased $17.6 million, or 6.5%, and the favorable impact from foreign currency translation accounted for $5.1 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar.

Software Licenses

Software license revenues were $23.5 million, $23.7 million and $20.6 million in 2011, 2010 and 2009, respectively. Our software license revenues decreased in 2011 by $0.2 million primarily due to a decrease of $1.9 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $1.6 million, and an increase of $0.1 million related to foreign currency translation. Our software license revenues increased in 2010 by $3.0 million primarily due to an increase of $1.9 million in organic software license revenues, revenues from acquisitions, which contributed $0.9 million, and an increase of $0.1 million related to foreign currency translation. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. During 2011, the average size and number of perpetual license transactions decreased from those for the comparable period in 2010, while the revenues from term licenses increased from the prior year period. During 2010, the average size and number of perpetual license transactions increased from those for the comparable period in 2009, while the revenues from term licenses decreased from the prior year period. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $78.3 million, $72.7 million and $66.1 million in 2011, 2010 and 2009, respectively. Our maintenance revenues increased in 2011 by $5.6 million, or 8%, primarily due to revenues from acquisitions, which contributed $4.6 million in the aggregate, an increase in organic maintenance revenues of $0.5 million and the favorable impact from foreign currency translation of $0.5 million. Our maintenance revenues increased in 2010 by $6.6 million, or 10%, primarily due to revenues from acquisitions, which contributed $6.6 million in the aggregate, and the favorable impact from foreign currency translation of $0.3 million. These increases were partially offset by a decrease in organic maintenance revenues of $0.3 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which is generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $23.0 million, $20.7 million and $20.9 million in 2011, 2010 and 2009, respectively. Our professional services revenues increased by $2.3 million in 2011 primarily due to revenues from acquisitions, which contributed $3.9 million in the aggregate and the favorable impact from foreign currency translation of $0.3 million, partially offset by a decrease of $1.9 million in organic professional services revenues. The decrease in organic revenues for 2011 was primarily due to fewer projects associated with one of our products. Our professional services revenues decreased by $0.2 million in 2010 primarily due to a decrease of $2.5 million in organic professional services revenues, partially offset by revenues from acquisitions, which contributed $1.9 million in the aggregate and the favorable impact from foreign currency translation of $0.4 million. The decrease in organic revenues for 2010 was primarily due to a one-time significant project fee recognized in the second quarter of 2009. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services

Software-enabled services revenues were $246.0 million, $211.8 million and $163.3 million in 2011, 2010 and 2009, respectively. Our software-enabled services revenues increased in 2011 by $34.2 million, or 16%, primarily due to an increase of $23.0 million in organic software-enabled services revenues, revenues from acquisitions, which contributed $8.6 million, and the favorable impact from foreign currency translation of $2.6 million. Our software-enabled services revenues increased in 2010 by $48.5 million, or 30%, primarily due to revenues from acquisitions, which contributed $25.7 million, an increase of $18.5 million in organic software-enabled services revenues and the favorable impact from foreign currency translation of $4.3 million. Organic revenues increased in 2011 and 2010 due primarily to high demand for our services from alternative asset managers. Future software-enabled services revenue growth is dependent on our ability to add new software-enabled services clients, retain existing clients and increase average software-enabled services fees.

Cost of Revenues

The total cost of revenues was $184.3 million, $165.9 million and $137.7 million in 2011, 2010 and 2009, respectively. Our gross margin increased from 49% in 2009 to 50% in 2010 and 2011. Our total cost of revenues increased in 2011 by $18.4 million primarily as a result of an increase of $9.9 million in costs to support organic revenue growth, our acquisitions, which added costs of revenues of $5.2 million in the aggregate, an increase in costs of $1.8 million related to the unfavorable effect of foreign currency translation and an increase of $1.8 million in amortization expense, partially offset by a decrease in stock-based compensation expense of $0.3 million. Our total cost of revenues increased in 2010 by $28.2 million primarily as a result of acquisitions, which added costs of revenues of $16.0 million, an increase of $4.0 million in amortization expense, an increase of $3.7 million in costs to support organic revenue growth, an increase in costs of $2.3 million related to foreign currency translation and an increase in stock-based compensation expense of $2.2 million. The increase in amortization expense was primarily related to acquisitions during the period.

Cost of Software License Revenues

Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $6.8 million, $7.8 million and $8.5 million in 2011, 2010 and 2009, respectively. The decrease in cost of software license revenues in 2011 was primarily due to a reduction of $1.0 million in amortization expense due to the accelerated amortization methods utilized for our intangible assets, partially offset by an increase of $0.1 million related to the unfavorable effect of foreign currency translation. The decrease in cost of software license revenues in 2010 was primarily due to a reduction of $0.8 million in amortization expense, partially offset by an increase of $0.1 million related to foreign currency translation.

Cost of Maintenance Revenues

Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $35.0 million, $32.7 million and $27.6 million in 2011, 2010 and 2009, respectively. The increase in cost of maintenance revenues in 2011 of $2.3 million, or 7%, was primarily due to additional amortization expense of $1.5 million, our acquisitions, which added $0.8 million in costs in the aggregate, and an increase in costs of $0.3 million related to foreign currency translation, partially offset by a decrease of $0.3 million in costs to support organic revenues. The increase in cost of maintenance revenues in 2010 of $5.1 million, or 19%, was primarily due to acquisitions, which added $2.5 million in costs, an increase of $2.1 million in amortization expense, an increase in costs of $0.3 million related to foreign currency translation and an increase in stock-based compensation expense of $0.2 million. Cost of maintenance revenues as a percentage of these revenues was 45% for 2011 and 2010 and 42% for 2009. The increase in costs as a percentage of revenues for 2011 is primarily related to our acquisition during the period.

Cost of Professional Services Revenues

Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services. The cost of professional services revenue was $15.5 million, $14.0 million and $14.2 million in 2011, 2010 and 2009, respectively. The increase in costs of professional services revenues of $1.6 million, or 11%, was primarily related to our acquisitions, which added $0.9 million in costs in the aggregate, an increase in costs of $0.2 million related to foreign currency translation and an increase of $0.4 million in costs to support projects, partially offset by additional amortization expense of $0.1 million. The decrease in costs of professional services revenues in 2010 of $0.2 million, or 1%, was primarily related to a reduction of $2.2 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $1.4 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in stock-based compensation expense of $0.3 million. Cost of professional services revenues as a percentage of these revenues was 67% for 2010 and 2011 and 68% for 2009.

Cost of Software-Enabled Services Revenues

Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $126.9 million, $111.5 million and $87.5 million in 2011, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues in 2011 of $15.4 million, or 14%, was primarily related to an increase of $9.8 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $3.5 million in costs in the aggregate, an increase in costs of $1.2 million related to foreign currency translation and an increase in costs of $1.2 million related to amortization expense, partially offset by a decrease in stock-based compensation expense of $0.3 million. The increase in costs of software-enabled services revenues in 2010 of $24.0 million, or 27%, was primarily related to our acquisitions, which added $12.1 million in costs in the aggregate, an increase of $5.9 million in costs to support the growth of organic software-enabled services revenues, an increase of $2.7 million in amortization expense, an increase in costs of $1.6 million related to foreign currency translation and an increase in stock-based compensation expense of $1.7 million. Cost of software-enabled services revenues as a percentage of these revenues was 52% for 2011, 53% for 2010 and 54% for 2009.

Operating Expenses

Our total operating expenses were $92.8 million, $83.1 million and $66.1 million in 2011, 2010 and 2009, respectively, representing 25%, 25% and 24%, respectively, of total revenues in those years. The increase in total operating expenses in 2011 of $9.7 million, or 12%, was primarily due to our acquisitions, which added $5.9 million in costs in the aggregate, an increase in costs of $2.3 million to support organic revenue growth, an increase in costs of $1.0 million related to foreign currency translation and an increase in costs of $0.5 million related to stock-based compensation. The increase in total operating expenses in 2010 of $17.0 million, or 26%, was primarily due to our acquisitions, which added $9.2 million in costs in the aggregate, an increase in stock-based compensation of $5.4 million, an increase in costs of $1.1 million related to foreign currency translation and an increase of $1.3 million in costs to support organic revenue growth.

Selling and Marketing

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $28.9 million, $25.2 million and $20.4 million in 2011, 2010 and 2009, respectively, representing 8% of total revenues in each of those years. The increase in selling and marketing expenses in 2011 of $3.7 million, or 15%, was primarily due to our acquisitions, which added $1.6 million in costs in the aggregate, an increase in costs of $1.2 million to support organic revenue growth, an increase in costs of $0.4 million related to foreign currency translation, an increase in stock-based compensation expense of $0.4 million and an increase in costs of $0.1 million related to amortization expense. The increase in selling and marketing expenses in 2010 of $4.8 million, or 24%, was primarily due to our acquisitions, which added $3.3 million in costs in the aggregate, an increase in stock-based compensation expense of $1.0 million, an increase of $0.3 million in costs to support organic revenue growth and an increase in costs of $0.2 million related to foreign currency translation.

Research and Development

Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $35.6 million, $31.4 million and $26.5 million in 2011, 2010 and 2009, respectively, representing 10% of total revenues in each of those years. The increase in research and development expenses in 2011 of $4.2 million, or 13%, was primarily related to our acquisitions, which added $3.3 million in costs in the aggregate, an increase of $0.5 million in costs to support organic revenue growth and an increase in costs of $0.4 million related to foreign currency translation. The increase in research and development expenses in 2010 of $4.9 million, or 19%, was primarily related to our acquisitions, which added $3.5 million in costs in the aggregate, an increase in costs of $0.6 million related to foreign currency translation, an increase in stock-based compensation expense of $0.7 million and an increase of $0.1 million in costs to support organic revenue growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $28.2 million, $26.5 million and $19.2 million in 2011, 2010 and 2009, respectively, representing 8% of total revenues in 2011 and 2010 and 7% of total revenues in 2009. The increase in general and administrative expenses in 2011 of $1.8 million, or 7%, was primarily related to our acquisitions, which added $1.0 million in costs in the aggregate, an increase in costs of $0.6 million to support organic revenue growth, an increase in costs of $0.2 million related to foreign currency translation and an increase in stock-based compensation expense of $0.1 million, partially offset by a decrease in amortization expense of $0.1 million. The increase in general and administrative expenses in 2010 of $7.3 million, or 38%, was primarily related to an increase in stock-based compensation expense of $3.7 million, our acquisitions, which added $2.4 million in costs in the aggregate, an increase in costs of $0.3 million related to foreign currency translation and an increase in costs of $0.9 million to support organic revenue growth.

Interest Income, Interest Expense and Other (Expense) Income, Net

We had interest expense of $14.7 million and interest income of $0.1 million in 2011 compared to interest expense of $30.6 million and interest income of $0.2 million in 2010. We had interest expense of $36.9 million and interest income of $0.1 million in 2009. The decrease in interest expense in 2011 and 2010 reflects the lower average debt balance resulting from net repayments of debt of $191.1 million during 2011, which includes the redemptions of our 11  3/4% senior subordinated notes due 2013 in March and December 2011 and the full repayment of the senior credit facility under our then-existing credit agreement, which we refer to as the Prior Facility, and net repayments of debt of $108.1 million during 2010, which includes the partial redemption of our 11  3/4% senior subordinated notes due 2013 in April 2010 (discussed further in “Liquidity and Capital Resources”).

Other expense, net for 2011 consisted primarily of an increase of $0.5 million in our contingent consideration liability associated with the BXML acquisition from $1.8 million to $2.3 million, fees of $0.3 million associated with the redemption of our 11  3/4% senior subordinated notes due 2013 (discussed further in Note 6 to our consolidated financial statements), and foreign currency transaction losses of $0.1 million, partially offset by a refund of facilities charges of $0.5 million. Other income, net for 2010 consisted primarily of a reduction of $1.0 million in our contingent consideration liability associated with the TNR acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million. Other income, net for 2009 consisted primarily of foreign currency transaction losses of $1.5 million.

Loss on extinguishment of debt

Loss on extinguishment of debt in 2011 consisted of $2.0 million in note redemption premiums and $2.8 million from the write-offs of deferred financing costs associated with the redemption of the remaining $133.3 million of our 11  3/4% senior subordinated notes due 2013. Loss on extinguishment of debt in 2010 consisted of $4.2 million in note redemption premiums and $1.3 million from the write-offs of deferred financing costs associated with the redemption of $71.75 million of our 11  3/4% senior subordinated notes due 2013. The redemption of our notes is discussed further in “Liquidity and Capital Resources.”

Provision for Income Taxes

Our overall effective tax rate was 31.0%, 27.1%, and 34.0% for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, we recorded a provision for income taxes of $22.9 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $4.0 million, partially offset by state income taxes of $1.6 million. For the year ended December 31, 2010, we recorded a provision for income taxes of $12.0 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $4.0 million, partially offset by state income taxes of $1.8 million. For the year ended December 31, 2009, we recorded a provision for income taxes of $9.8 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million, partially offset by state income taxes of $1.8 million. We had $53.4 million of deferred tax liabilities and $26.4 million of deferred tax assets at December 31, 2011. In future years, we expect to have sufficient levels of taxable income to realize the net deferred tax assets at December 31, 2011.

Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada and the United Kingdom, where the statutory rates were 28.2% and 26%, respectively, in 2011, 30.4% and 28.0%, respectively, in 2010 and 33.1% and 28.0%, respectively, in 2009. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash and cash equivalents at December 31, 2011 were $40.3 million, a decrease of $44.5 million from $84.8 million at December 31, 2010. The decrease in cash is due primarily to net repayments of debt and cash used for acquisitions and capital expenditures, net proceeds of $52.0 million from our follow-on public offering of common stock in February 2011 and cash provided by operations.

Net cash provided by operating activities was $110.4 million in 2011. Cash provided by operating activities was primarily due to net income of $51.0 million adjusted for non-cash items of $48.6 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $10.8 million. The changes in our working capital accounts were driven by increases in deferred revenues, accrued expenses and other liabilities and accounts payable and a change in income taxes prepaid and payable, partially offset by increases in accounts receivable and prepaid expenses and other assets. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to the increase in revenue, partially offset by an improvement in days’ sales outstanding from 48 days at December 31, 2010 to 44 days at December 31, 2011. The change in income taxes prepaid and payable was primarily related to an income tax benefit associated with the exercise of stock options, partially offset by a prepayment of income taxes.

Investing activities used net cash of $29.4 million in 2011, primarily related to $20.6 million in cash paid for our acquisitions, $6.2 million in cash paid for capital expenditures, $1.4 million in cash paid for capitalized software and $1.1 million in other investing activities associated with the restricted cash held as collateral for a letter of credit on behalf of a lease agreement.

Financing activities used net cash of $125.4 million in 2011, representing $291.1 million in repayments of debt, partially offset by $100.0 million in net proceeds from our senior credit facility, which we refer to as the Senior Credit Facility, $52.0 million in net proceeds from our follow-on offering, proceeds of $8.8 million from stock option exercises and income tax windfall benefits of $4.9 million related to the exercise of stock options. The repayment of debt during the period includes our use of proceeds from the Senior Credit Facility and follow-on offering and available cash to redeem $66.6 million in principal amount of our outstanding 11  3/4% senior subordinated notes due 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding December 15, 2011, the date of the redemption, and $66.6 million in principal amount of our outstanding 11  3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding March 17, 2011, the date of the redemption, as well as the full repayment of the term loan under our Prior Facility discussed further below.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2011, we held approximately $11.9 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of December 31, 2011, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of these funds.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other

Short-term and long-term debt	$100,000	$—	$—	$100,000	$—	$—
Interest payments(1)	9,156	2,035	4,069	3,052	—	—
Operating lease obligations(2)	55,497	10,834	17,342	11,345	15,976	—
Purchase obligations(3)	6,349	4,873	1,343	133	—	—
Uncertain tax positions and related interest(4)	11,890	—	—	—	—	11,890

Total contractual obligations	$182,892	$17,742	$22,754	$114,530	$15,976	$11,890

(1)	Reflects interest payments on our Senior Credit Facility at an assumed interest rate of three-month LIBOR of 0.28% plus 1.75% for U.S. dollar loans.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.3 million for each of the years ended December 31, 2011, 2010 and 2009. The effect of the rental income to be received in the future has not been included in the table above.
(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.
(4)	As of December 31, 2011, our liability for uncertain tax positions and related net interest payable were $9.6 million and $2.3 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Credit Facility

On December 15, 2011, we entered into a credit agreement with SS&C as the borrower, which provides for a $125 million Senior Credit Facility, to be available on a revolving basis until December 15, 2016, of which $100 million was immediately drawn, and contains an expansion feature permitting additional revolving or term loan commitments of up to $75 million under certain circumstances. Borrowings outstanding will bear interest at a rate per annum equal to, at the election of SS&C, either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. The initial commitment fee rate is 0.25% per annum, payable quarterly in arrears. We may choose to prepay loans or reduce the Senior Credit Facility commitments at any time, without penalty.

The obligations under the Senior Credit Facility are guaranteed by SS&C Holdings and the material U.S. subsidiaries of SS&C. Obligations under the Senior Credit Facility are secured, subject to certain agreed upon exceptions, by substantially all of the tangible and intangible assets of SS&C and each guarantor (including, without limitation, intellectual property and capital stock of domestic subsidiaries).

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C Holdings, SS&C’s and most of SS&C’s subsidiaries’ ability to incur or guarantee additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the Senior Credit Facility, we are required to satisfy and maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2011, we were in compliance with the financial and non-financial covenants.

In connection with the entry into the Senior Credit Facility, SS&C terminated its then-existing credit agreement and used the proceeds from advances made under the Senior Credit Facility to repay all amounts outstanding under the Prior Facility, including an aggregate principal amount of outstanding borrowings of approximately $99.7 million. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released.

11   3/4% Senior Subordinated Notes due 2013

The 11  3/4% senior subordinated notes due 2013 were unsecured senior subordinated obligations of SS&C that were subordinated in right of payment to all existing and future senior debt, including the Prior Facility.

The senior subordinated notes were redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums as defined in the indenture governing the senior subordinated notes. In May 2010, SS&C redeemed $71.75 million in principal amount of its outstanding 11  3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010, the date of redemption. In February 2011, SS&C issued a notice of redemption for $66.6 million in aggregate principal amount of its outstanding 11  3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption. In December 2011, SS&C redeemed the remaining $66.6 million in aggregate principal amount outstanding of its 11  3/4% senior subordinated notes due 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, December 19, 2011, the date of redemption.

Covenant Compliance

Under the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2011, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the Senior Credit Facility. Upon the occurrence of any event of default under the Senior Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Senior Credit Facility, which are material facilities supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Senior Credit Facility. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratios and other financial condition tests contained in the Senior Credit Facility.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Any breach of covenants in the Senior Credit Facility that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under our debt agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the Senior Credit Facility requires that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

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

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option or restricted stock awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$51,021	$32,413	$19,018
Interest expense, net(1)	19,415	35,892	36,863
Income tax provision	22,918	12,034	9,804
Depreciation and amortization	42,224	40,728	36,028

EBITDA	135,578	121,067	101,713
Purchase accounting adjustments(2)	(373)	(238)	(93)
Capital-based taxes	354	1,091	795
Unusual or non-recurring charges (gains)(3)	2,355	(325)	1,990
Acquired EBITDA and cost savings(4)	1,192	6,392	8,053
Stock-based compensation	13,493	13,254	5,607
Other(5)	(183)	39	1,201

Consolidated EBITDA, as defined	$152,416	$141,280	$119,266

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our consolidated statements of operations.
(2)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include foreign currency transaction gains and losses, severance expenses, proceeds from legal and other settlements and other expenses, such expenses associated with the bond redemption, acquisitions and facility refund.
(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.
(5)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.

Our covenant requirements for total leverage ratio and minimum fixed charge coverage ratio and the actual ratios for the year ended December 31, 2011 are as follows:

	Covenant Requirements	Actual Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio(1)	3.25x	0.66x
Minimum Consolidated EBITDA to consolidated fixed charge coverage ratio	1.50x	9.32x

(1)	Calculated as the ratio of funded debt to Consolidated EBITDA, as defined by the Senior Credit Facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 intends to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 will be applied prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows but will require additional financial statement disclosures related to fair value measurements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2011, we had total variable interest rate debt of $100.0 million. As of December 31, 2011, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year.

During 2011, approximately 30% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2011. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: 1) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made in accordance with management and board of director authorization; and 3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item	14. Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ Normand A. Boulanger Normand A. Boulanger	Director	March 9, 2012

/s/ Campbell R. Dyer Campbell R. Dyer	Director	March 9, 2012

/s/ William A. Etherington William A. Etherington	Director	March 9, 2012

Allan M. Holt	Director

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	March 9, 2012

/s/ Jonathan E. Michael Jonathan E. Michael	Director	March 9, 2012

/s/ David A. Varsano David A. Varsano	Director	March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SS&C Technologies Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

March 9, 2012

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$40,318	$84,843
Accounts receivable, net of allowance for doubtful accounts of $2,006 and $1,986, respectively (Note 3)	47,201	45,531
Prepaid expenses and other current assets	5,214	5,932
Prepaid income taxes	788	2,242
Deferred income taxes (Note 5)	889	1,142
Restricted cash	1,149	—

Total current assets	95,559	139,690

Property and equipment:
Leasehold improvements	6,468	5,605
Equipment, furniture, and fixtures	34,802	30,407

	41,270	36,012
Less accumulated depreciation	(26,966)	(22,442)

Net property and equipment	14,304	13,570

Deferred income taxes (Note 5)	1,111	686
Goodwill	931,639	926,668
Intangible and other assets, net of accumulated amortization of $188,907 and $153,123, respectively	164,995	195,112

Total assets	$1,207,608	$1,275,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$—	$1,702
Accounts payable	4,170	3,790
Accrued employee compensation and benefits	19,770	16,854
Other accrued expenses	14,058	11,052
Interest payable	95	1,305
Deferred maintenance and other revenue	46,395	41,671

Total current liabilities	84,488	76,374
Long-term debt, net of current portion (Note 6)	100,000	289,092
Other long-term liabilities	14,081	12,343
Deferred income taxes (Note 5)	28,936	40,734

Total liabilities	227,505	418,543

Commitments and contingencies (Note 13)
Stockholders’ equity (Notes 4 and 10):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 1,429 shares and 791 shares issued and outstanding, respectively, of which 64 and 154 are unvested, respectively	14	8
Common stock, $0.01 par value per share, 100,000 shares authorized; 76,723 shares and 72,489 shares issued, respectively, and 76,235 shares and 72,001 shares outstanding, respectively	767	725
Additional paid-in capital	829,994	750,857
Accumulated other comprehensive income	25,413	32,699
Retained earnings	129,734	78,713

	985,922	863,002
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	980,103	857,183

Total liabilities and stockholders’ equity	$1,207,608	$1,275,726

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues:
Software licenses	$23,507	$23,683	$20,661
Maintenance	78,266	72,703	66,099
Professional services	23,048	20,727	20,889
Software-enabled services	246,007	211,792	163,266

Total revenues	370,828	328,905	270,915

Cost of revenues:
Software licenses	6,825	7,750	8,499
Maintenance	34,993	32,712	27,559
Professional services	15,549	13,954	14,154
Software-enabled services	126,921	111,516	87,528

Total cost of revenues	184,288	165,932	137,740

Gross profit	186,540	162,973	133,175

Operating expenses:
Selling and marketing	28,892	25,229	20,362
Research and development	35,650	31,442	26,513
General and administrative	28,221	26,462	19,197

Total operating expenses	92,763	83,133	66,072

Operating income	93,777	79,840	67,103
Interest income	120	170	28
Interest expense	(14,748)	(30,582)	(36,891)
Other (expense) income, net	(423)	499	(1,418)
Loss on extinguishment of debt	(4,787)	(5,480)	—

Income before income taxes	73,939	44,447	28,822
Provision for income taxes (Note 5)	22,918	12,034	9,804

Net income	$51,021	$32,413	$19,018

Basic earnings per share	$0.67	$0.47	$0.31

Basic weighted average number of common shares outstanding	76,482	69,027	60,381

Diluted earnings per share	$0.63	$0.44	$0.30

Diluted weighted average number of common and common equivalent shares outstanding	80,709	73,079	63,653

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flow from operating activities:
Net income	$51,021	$32,413	$19,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,224	40,728	36,028
Stock compensation expense	13,493	13,254	5,607
Amortization and write-offs of loan origination costs	4,485	3,392	2,306
Loss (gain) on sale or disposition of property and equipment	11	(9)	13
Deferred income taxes	(12,423)	(13,700)	(8,861)
Provision for doubtful accounts	802	831	213
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,818)	1,066	3,360
Prepaid expenses and other assets	(324)	(133)	(284)
Income taxes prepaid and payable	4,181	2,073	(5,236)
Accounts payable	278	(1,041)	1,549
Accrued expenses	4,076	(2,660)	1,646
Deferred maintenance and other revenue	4,401	(647)	4,493

Net cash provided by operating activities	110,407	75,567	59,852

Cash flow from investing activities:
Additions to property and equipment	(6,222)	(4,834)	(2,559)
Cash paid for business acquisitions, net of cash acquired (Note 11)	(20,577)	(45,815)	(51,477)
Additions to capitalized software	(1,406)	(509)	(101)
Other	(1,149)	59	3

Net cash used in investing activities	(29,354)	(51,099)	(54,134)

Cash flow from financing activities:
Cash received from debt borrowings	100,000	—	2,000
Repayment of debt	(291,050)	(108,120)	(19,679)
Income tax benefit related to exercise of stock options	4,934	5,064	—
Proceeds from common stock issuance, net	51,971	134,558	—
Proceeds from exercise of stock options	8,787	10,813	1,998
Purchase of common stock for treasury	—	(1,169)	(2,215)

Net cash (used in) provided by financing activities	(125,358)	41,146	(17,896)

Effect of exchange rate changes on cash	(220)	174	1,934

Net (decrease) increase in cash	(44,525)	65,788	(10,244)
Cash, beginning of period	84,843	19,055	29,299

Cash, end of period	$40,318	$84,843	$19,055

Supplemental disclosure of cash paid for:
Interest	$14,210	$29,291	$34,061
Income taxes, net of refunds	$25,247	$18,344	$23,512

Supplemental disclosure of non-cash investing activities:

See Note 11 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2011, 2010 and 2009

	Class A Common Stock		Common Stock
	Number of Issued Shares	Amount	Number of Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Total Comprehensive Income
	(In thousands)
Balance, at December 31, 2008	—	—	60,545	605	579,691	27,282	(17,890)	(2,435)	587,253
Net income	—	—	—	—	—	19,018	—	—	19,018	$19,018
Foreign exchange translation adjustment	—	—	—	—	—	—	32,879	—	32,879	32,879
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	1,447	—	1,447	1,447

Total comprehensive income										$53,344

Stock-based compensation expense	—	—	—	—	5,607	—	—	—	5,607
Exercise of options	—	—	262	3	1,995	—	—	—	1,998
Purchase of common stock	—	—	—	—	—	—	—	(2,215)	(2,215)

Balance, at December 31, 2009	—	—	60,807	608	587,293	46,300	16,436	(4,650)	645,987
Net income	—	—	—	—	—	32,413	—		32,413	$32,413
Foreign exchange translation adjustment	—	—	—	—	—	—	13,448		13,448	13,448
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	2,815		2,815	2,815

Total comprehensive income										$48,676

Stock-based compensation expense	—	—	—	—	13,254	—	—	—	13,254
Exercise of options	637	6	1,848	19	10,788	—	—	—	10,813
Income tax benefit related to exercise of stock options	—	—	—	—	5,064	—	—	—	5,064
Issuance of common stock	154	2	9,834	98	134,458				134,558
Purchase of common stock	—	—	—	—	—	—	—	(1,169)	(1,169)

Balance, at December 31, 2010	791	$8	72,489	$725	$750,857	$78,713	$32,699	$(5,819)	$857,183
Net income	—	—	—	—	—	51,021	—		51,021	$51,021
Foreign exchange translation adjustment	—	—	—	—	—	—	(7,286)		(7,286)	(7,286)

Total comprehensive income										$43,735

Stock-based compensation expense	—	—	—	—	13,493	—	—	—	13,493
Exercise of options	638	6	1,134	11	8,770	—	—	—	8,787
Income tax benefit related to exercise of stock options	—	—	—	—	4,934	—	—	—	4,934
Issuance of common stock	—	—	3,100	31	51,940	—	—	—	51,971

Balance, at December 31, 2011	1,429	$14	76,723	$767	$829,994	$129,734	$25,413	$(5,819)	$980,103

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

SS&C Technologies Holdings, Inc., or Holdings, is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. The “Company” means SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

1.	Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in the United Kingdom, the Netherlands, Malaysia, Ireland, Australia, Curacao and Japan. The Company’s portfolio of over 70 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

1. Alternative investments;

2. Insurance and pension funds;

3. Asset and wealth management;

4. Financial institutions;

5. Commercial lenders;

6. Real estate property management;

7. Municipal finance; and

8. Financial markets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Unconsolidated investments in entities over which the Company does not have control but has the ability to exercise influence over operating and financial policies, if any, are accounted for under the equity method of accounting. Earnings and losses from such investments are recorded on a pre-tax basis.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

Revenue Recognition

The Company’s payment terms for software licenses typically require that the total fee be paid upon signing of the contract. Maintenance services are typically due in full at the beginning of the maintenance period. Professional services and software-enabled services are typically due and payable monthly in arrears. Normally, the Company’s arrangements do not provide for any refund rights, and payments are not contingent on specific milestones or customer acceptance conditions. For arrangements that do contain such provisions, the Company defers revenue until the rights or conditions have expired or have been met.

Unbilled accounts receivable primarily relates to professional services and software-enabled services revenue that has been earned as of month end but is not invoiced until the subsequent month, and to software license revenue that has been earned and is realizable but not invoiced to clients until future dates specified in the client contract.

Deferred revenue consists of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance contracts in advance of services being performed over the contractual term.

License Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provide guidance on applying GAAP in recognizing revenue on software transactions. Accounting standards require that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). The Company recognizes software license revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

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

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

revenues and classifying the remainder in software licenses revenues. The Company uses its renewal rates for maintenance under perpetual license agreements for the purpose of determining the portion of the arrangement fee that is classified as maintenance revenues.

The Company occasionally enters into license agreements requiring significant customization of the Company’s software. The Company accounts for the license fees under these agreements on the percentage-of-completion basis. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis, and are made in the period in which such losses are first estimated or determined.

Maintenance Agreements

Maintenance agreements generally require the Company to provide technical support and software updates (on a when-and-if-available basis) to its clients. Such services are generally provided under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

Professional Services

The Company provides consulting and training services to its clients. Revenues for such services are generally recognized over the period during which the services are performed. The Company typically charges for professional services on a time-and-materials basis. However, some contracts are for a fixed fee. For the fixed-fee arrangements, an estimate is made of the total hours expected to be incurred to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Revenues are recognized each period based on the hours incurred to date compared to the total hours expected to complete the project.

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

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $1.8 million and $0.6 million are included in the December 31, 2011 and 2010 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $0.2 million and $0.1 million for each of the years ended December 31, 2011 and 2009. There was no amortization expense related to capitalized software development costs for the year ended December 31, 2010.

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

Other (Expense) Income, Net

Other expense, net for 2011 consists primarily of an increase of $0.5 million in the Company’s contingent consideration liability associated with the BenefitsXML, Inc. (“BXML”) acquisition from $1.8 million to $2.3 million, fees of $0.3 million associated with the redemption of SS&C’s 11  3/4 senior subordinated notes due 2013, which is discussed further in Note 6 below, and foreign currency transaction losses of $0.1 million, partially offset by a refund of facilities charges of $0.5 million. Other income, net for 2010 consists primarily of a reduction of $1.0 million in the Company’s contingent consideration liability associated with the TheNextRound, Inc. (“TNR”) acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million. Other income, net for 2009 consists primarily of foreign currency transaction losses of $1.5 million.

Income Taxes

The Company accounts for income taxes in accordance with the relevant accounting literature. An asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

that are recognized in the Company’s financial statements and tax returns in different years. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2011 and 2010.

Restricted Cash

Restricted cash includes monies held by a bank as security for a letter of credit issued due to lease requirements for an office space. The letter of credit is expected to conclude within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheet. Additionally, it is included in other investing activities on the Consolidated Statement of Cash Flows. The Company did not have any restricted cash at December 31, 2010.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life
Equipment	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $5.4 million, $5.6 million and $4.9 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2011, the Company incurred a total of $0.9 million in professional fees and other costs related to its secondary offering. These costs were netted against the related offering proceeds in the accompanying financial statements. During the year ended December 31, 2010, the Company netted a total of

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

$2.6 million in professional fees and other costs related to the initial public offering of its common stock against the initial public offering proceeds in the accompanying financial statements.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2011 or 2010. The first step of the impairment analysis indicated that the fair value of the Company’s reporting unit exceeded its carrying value by more than 25% at December 31, 2011. There were no other indefinite-lived intangible assets as of December 31, 2011 or 2010.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2009	$885,517
2010 acquisitions	32,823
Adjustments to previous acquisitions	(409)
Income tax benefit on Rollover options exercised	(4,394)
Effect of foreign currency translation	13,131

Balance at December 31, 2010	926,668
2011 acquisitions	12,913
Adjustments to previous acquisitions	815
Income tax benefit on Rollover options exercised	(2,792)
Effect of foreign currency translation	(5,965)

Balance at December 31, 2011	$931,639

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $36.6 million, $35.1 million and $31.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2011	2010
Customer relationships	$252,228	$245,832
Completed technology	74,011	72,621
Trade names	18,596	18,519
Other	2,341	2,372

	347,176	339,344
Less: accumulated amortization	(188,247)	(152,698)

	$158,929	$186,646

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2011, is expected to approximate (in thousands):

Year Ending December 31,
2012	$34,719
2013	31,961
2014	28,268
2015	24,787
2016	21,926

$141,661

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2011 and 2010, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income (expense) in the results of operations in the periods in which they occur.

Comprehensive Income

Items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps qualifying as hedges, are separately classified in the financial statements. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the Consolidated Balance Sheet.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 intends to address concerns about the cost

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 will be applied prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows but will require additional financial statement disclosures related to fair value measurements.

Basic and Diluted Earnings per Share

Earnings per share is calculated in accordance with the relevant standards. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted stock using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding — used in calculation of basic earnings per share	76,482	69,027	60,381
Weighted average common stock equivalents — options and restricted shares	4,227	4,052	3,272

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	80,709	73,079	63,653

Options to purchase 272,266 and 1,267,293 shares were outstanding for the year ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

3.	Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2011	2010
Accounts receivable	$34,655	$31,375
Unbilled accounts receivable	14,552	16,142
Allowance for doubtful accounts	(2,006)	(1,986)

Total accounts receivable, net	$47,201	$45,531

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2011	2010	2009
Balance at beginning of period	$1,986	$1,425	$1,444
Charge to costs and expenses	802	831	213
Write-offs, net of recoveries	(758)	(364)	(313)
Other adjustments	(24)	94	81

Balance at end of period	$2,006	$1,986	$1,425

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholders’ Equity

In March 2010, the Company’s Board of Directors approved an 8.5-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend, effective as of March 10, 2010. All share data as it

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

relates to this annual report on Form 10-K for prior periods has been retroactively revised to reflect the stock split and increase in authorized shares.

At December 31, 2011, 100,000,000 shares of common stock were authorized and 76,723,255 and 76,235,442 shares of common stock were issued and outstanding, respectively. At December 31, 2010, 100,000,000 shares of common stock were authorized and 72,488,979 and 72,001,166 shares of common stock were issued and outstanding, respectively. During the year ended December 31, 2011, the Company did not repurchase any shares of common stock. During the year ended December 31, 2010, the Company repurchased 80,486 shares of common stock at an average price of $14.52 per share.

At December 31, 2011, 5,000,000 shares of Class A non-voting common stock were authorized and 1,428,846 shares were issued and outstanding, of which 64,104 were unvested. At December 31, 2010, 5,000,000 shares of Class A non-voting common stock were authorized and 791,394 shares were issued and outstanding, of which 153,846 were unvested. During the year ended December 31, 2010, the Company granted 153,846 restricted shares of its Class A non-voting common stock, which vest over a period of three years from March 11, 2010, with 1/3rd of the shares vesting on March 11, 2011 and the remaining 2/3rds of the shares vesting in eight equal quarterly installments over the remaining two years.

5.	Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$47,082	$20,712	$9,749
Foreign	26,857	23,735	19,073

Income before income taxes	$73,939	$44,447	$28,822

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$20,140	$12,572	$8,379
Foreign	10,052	9,464	8,727
State	5,149	3,698	1,559

Total	35,341	25,734	18,665

Deferred:
Federal	(7,411)	(7,062)	(8,108)
Foreign	(2,061)	(2,605)	(1,902)
State	(2,951)	(4,033)	1,149

Total	(12,423)	(13,700)	(8,861)

Total	$22,918	$12,034	$9,804

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Computed “expected” tax expense	$25,879	$15,556	$10,087
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	1,635	1,790	1,775
Foreign operations	(4,096)	(2,950)	(2,258)
Rate change impact on tax liabilities	—	(1,024)	—
Uncertain tax positions	607	(1,051)	466
Other	(1,107)	(287)	(266)

Provision (benefit) for income taxes	$22,918	$12,034	$9,804

The components of deferred income taxes at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Deferred compensation	$15,515	$—	$12,419	$—
Tax credit carryforwards	3,654	—	3,020	—
Acquired technology	3,641	—	1,538	—
Accrued expenses	1,690	—	1,594	—
Net operating loss carryforwards	1,411	—	1,718	—
Impaired investment interest	817	—	828	—
Purchased in-process research and development	450	—	684	—
Other	449	—	121	—
Property and equipment	—	2,356	—	1,232
Trade names	—	3,208	—	3,940
Other intangible assets	—	10,071	—	7,853
Customer relationships	—	37,723	—	46,395

Total	27,627	53,358	21,922	59,420
Valuation allowance	(1,205)	—	(1,408)	—

Total	$26,422	$53,358	$20,514	$59,420

At December 31, 2011, the Company had not accrued deferred income taxes of $20.4 million on unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt.

At December 31, 2011, the Company had foreign net operating loss carryforwards of $4.3 million, which are available to offset foreign income on an infinite carryforward basis.

At December 31, 2011, the Company believed that the recorded domestic state income tax credit carryforward of $3.6 million will be utilized before it starts to expire in 2012.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

The Company has recorded valuation allowances of $1.2 million at December 31, 2011 and $1.4 million at 2010 related to net operating loss carryforwards and tax credits in certain state and foreign jurisdictions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2011 and 2010 (in thousands):

Balance at January 1, 2010	$8,265
Increases related to current year tax positions	2,503
Settlements with tax authorities	(318)
Lapse of statutes of limitation	(1,180)
Foreign exchange translation adjustment	267

Balance at December 31, 2010	9,537
Increases related to current year tax positions	150
Foreign exchange translation adjustment	(108)

Balance at December 31, 2011	$9,579

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.6 million during both 2011 and 2010 and has recorded a total liability for potential penalties and interest of $2.3 million and $1.7 million at December 31, 2011 and 2010, respectively. Unrecognized tax benefits of approximately $1.1 million are expected to be recognized in the quarter ending March 31, 2012 due to a settlement reached by the Company and the State of Connecticut in 2012. These unrecognized tax benefits relate to previously non-recognized State income tax credits. The Company’s unrecognized tax benefits as of December 31, 2011 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2011.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006, 2007, 2008 and 2010, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2007 and 2008.

6.	Debt, Derivative Instruments, and Capital Leases

At December 31, 2011 and 2010, debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior credit facility, weighted-average interest rate of 2.03%	$100,000	$—
Prior senior credit facility, term loan portion, weighted-average interest rate of 2.55%	—	157,499
11 3/4% senior subordinated notes due 2013	—	133,250
Capital leases	—	45

	100,000	290,794
Short-term borrowings and current portion of long-term debt	—	(1,702)

Long-term debt	$100,000	$289,092

Capitalized financing costs of $1.7 million, $2.1 million and $2.3 million were amortized to interest expense in the years ended December 31, 2011, 2010 and 2009, respectively, and the Company incurred expenses of $4.8

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

million and $5.5 million in losses on extinguishment of debt associated with the redemption of the 11  3/4% senior subordinated notes due 2013 in 2011 and 2010 as shown on the Company’s Consolidated Statements of Operations and described below. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Consolidated Balance Sheet.

Senior credit facilities. On December 15, 2011, the Company entered into a credit agreement with SS&C as the borrower, which provides for a $125 million senior credit facility (“Senior Credit Facility”) to be available on a revolving basis until December 15, 2016, of which $100 million was immediately drawn, and contains an expansion feature permitting additional revolving or term loan commitments of up to $75 million under certain circumstances. Borrowings outstanding will bear interest at a rate per annum equal to, at the election of SS&C, either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.25% per annum, payable quarterly in arrears. The Company may optionally prepay loans or reduce the credit facility commitments at any time, without penalty.

The obligations under the Senior Credit Facility were guaranteed by Holdings and by SS&C’s material U.S. subsidiaries, with certain exceptions as set forth in the credit agreement. Obligations under the Senior Credit Facility are secured, subject to certain agreed upon exceptions, by substantially all of the tangible and intangible assets of SS&C and each guarantor (including, without limitation, intellectual property and capital stock of domestic subsidiaries).

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Holdings’, SS&C’s and most of SS&C’s subsidiaries’ ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the Senior Credit Facility, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2011, the Company was in compliance with the financial and non-financial covenants.

In connection with the entry into the Senior Credit Facility, SS&C terminated its existing credit agreement (“Prior Facility”) and used the proceeds from advances made under the Senior Credit Facility to repay all amounts outstanding under the Prior Facility, including an aggregate principal amount of outstanding borrowings of approximately $99.7 million. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released.

11  3/4% Senior Subordinated Notes due 2013. The 11  3/4% senior subordinated notes due 2013 were unsecured senior subordinated obligations of SS&C that were subordinated in right of payment to all existing and future senior debt of SS&C, including the Senior Credit Facility. The senior subordinated notes were jointly and severally fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case subject to certain customary release provisions, by all existing and future direct and indirect domestic subsidiaries of SS&C that guarantee the obligations under the Senior Credit Facility or any of SS&C’s other indebtedness or the indebtedness of the guarantors.

On December 19, 2011, the Company completed a full redemption of the remaining $66.6 million outstanding principal balance of the 11  3/4% senior subordinated notes due 2013, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, on such amount to, but excluding, the date of redemption. The Company recorded a loss on extinguishment of debt of $1.9 million, which relates to the write-off of capitalized financing costs attributable to the redeemed notes.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

The Company had previously completed two partial redemptions of the outstanding 11  3/4% senior subordinated notes due 2013:

•

On March 17, 2011, the Company completed a partial redemption for $66.6 million in principal amount at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, the date of redemption. The Company recorded a loss on extinguishment of debt of $2.9 million in connection with the redemption, which includes the redemption premium of $2.0 million and $0.9 million relating to the write-off of capitalized financing costs attributable to the redeemed notes.

•

On May 24, 2010, the Company completed a partial redemption of $71.75 million in principal amount at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, the date of redemption. The Company recorded a loss on extinguishment of debt of $5.5 million, which includes the redemption premium of $4.2 million and $1.3 million relating to the write-off of capitalized financing costs attributable to the redeemed notes.

Interest rate swap agreements. The Company has utilized interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. The last interest rate swap, denominated in U.S. dollars with a notional value of $100 million, expired on December 31, 2010. Under this agreement, the Company was required to pay the counterparty a stream of fixed interest payments of 4.78% and, in turn, receive variable interest payments based on LIBOR from the counterparty. The net receipt or payment from the interest rate swap agreements was recorded in interest expense and increased net interest expense by $4.5 million and $4.0 million during the years ended December 31, 2010 and 2009, respectively. The interest rate swaps were designated and qualify as cash flow hedges under relevant accounting guidance. As such, the swaps were accounted for as assets and liabilities in the Consolidated Balance Sheet at fair value.

For the years ended December 31, 2010, the Company recorded unrealized gains of $2.8 million, net of tax, in other comprehensive income related to the change in fair value of the swaps. There was no income statement impact from changes in the fair value of the swap agreements as the hedges had been assessed to have no ineffectiveness. The Company had no interest rate swaps outstanding as of December 31, 2011 and 2010.

At December 31, 2011, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2012	$—
2013	—
2014	—
2015	—
2016	100,000

$100,000

7.	Fair Value Measurements

The Company adopted the requirements of the Fair Value Measurements and Disclosure Topic as of January 1, 2008, with the exception of the application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. As of December 31, 2010, the

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

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

The following table sets forth the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 (in thousands):

Fair Values at December 31, 2011	Level 1	Level 2	Level 3
Assets	$—	$—	$—
Liabilities:
Contingent consideration	—	—	2,300

Total liabilities	$—	$—	$2,300

Valuation Techniques. The Company determines the fair value of its contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. During the year ended December 31, 2011, the Company increased its contingent consideration liability associated with the estimated post-acquisition financial results of BXML through February 28, 2013 to its current fair value of $2.3 million. The adjustment of $0.5 million was recorded to other expense. During the year ended December 31, 2010, the Company reduced its original contingent consideration liability of $1.0 million associated with the estimated post-acquisition financial results of TNR through May 2011 to $0. The adjustment of $1.0 million was recorded to other income. See Note 11 for further discussion of acquisitions.

The carrying amounts and fair values of financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior credit facility	$100,000	$100,000	$—	$—
Prior facility	—	—	157,499	157,499
11 3/4% senior subordinated notes due 2013	—	—	133,250	137,839

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash, accounts receivable,

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

8.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $12.1 million, $11.8 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2011, are as follows (in thousands):

Year Ending December 31,
2012	$10,834
2013	10,084
2014	7,258
2015	6,153
2016	5,192
2017 and thereafter	15,976

$55,497

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.3 million for each of the years ended December 31, 2011, 2010 and 2009.

Future minimum lease receipts under these leases as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$1,345
2013	1,345
2014	224

$2,914

9.	Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, of up to 50% of his or her cash compensation, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $4,000 per year. The Company offers employees a selection of various public mutual funds but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred $2.0 million, $1.7 million and $1.4 million, respectively, of matching contribution expenses related to the Plan.

10.	Stock Options and Stock-based Compensation

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 1,416,661 shares of

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

Company’s common stock. Additionally, there is an annual increase to be added on the first day of each of the Company’s fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the lesser of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the Company’s board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options under the 2008 Plan.

In August 2006, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 11,173,819 shares of the Company’s common stock. Under the 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted both time-based and performance-based options under the 2006 Plan.

The Company generally settles stock option exercises with newly issued common shares.

Time-based options. Time-based options granted under the 2006 Plan or the 2008 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options vest upon a change in control, subject to certain conditions. Time-based options granted during 2011, 2010 and 2009 have a weighted-average grant date fair value of $4.34, $4.59 and $3.34 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options vested during the years ended December 31, 2011, 2010 and 2009 was approximately $3.2 million, $2.3 million and $3.0 million, respectively. At December 31, 2011, there was approximately $11.7 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2011	2010	2009
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	36.13%	36.33%	34.24%
Risk-free interest rate	0.81%	1.95%	1.89%
Expected dividend yield	0%	0%	0%

On November 23, 2005, the Company acquired SS&C through the merger of Sunshine Merger Corporation with and into SS&C, with SS&C being the surviving company and wholly-owned subsidiary of SS&C Holdings. The Company refers to the acquisition, the equity contributions to SS&C Holdings by William C. Stone and The Carlyle Group in connection with the acquisition, SS&C’s entry into senior secured credit facilities and its issuance and sale of senior subordinated notes, and the other transactions in connection with the acquisition, collectively as the Transaction (“the Transaction”). Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

Performance-based options. Certain performance-based options granted under the 2006 Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2011, 2010 or 2009. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. For purposes of this Note 10, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings.

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

•

In February 2010, the Company’s Board of Directors amended the 2006 Plan to provide for the conversion of the outstanding performance-based options that would vest only upon a change in control into performance-based options that vest 50% based on EBITDA performance in each of 2010 and 2011. This amendment affected 1,680,868 outstanding options.

•

In March 2011, the Company’s Board of Directors established SS&C’s annual EBITDA target range for 2011. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2011 EBITDA target range to be $11.41 per share. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.0%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

The fair value of these performance-based options that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $9.6 million, $10.4 million and $2.6 million, respectively. At December 31, 2011, there was no unearned non-cash stock-based compensation to be recognized in the future.

Total stock-based option awards. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

Statement of Operations Classification	2011	2010	2009
Cost of maintenance	$367	$341	$114
Cost of professional services	519	485	208
Cost of software-enabled services	2,448	2,786	1,133

Total cost of revenues	3,334	3,612	1,455
Selling and marketing	2,373	1,962	954
Research and development	1,386	1,346	600
General and administrative(1)	6,400	6,334	2,598

Total operating expenses	10,159	9,642	4,152

Total stock-based compensation expense	$13,493	$13,254	$5,607

(1)	For the year ended December 31, 2011, includes stock-based compensation expense of $0.7 million associated with restricted Class A stock. At December 31, 2011, there was approximately $0.9 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 1 year. For the year ended December 31, 2010, includes stock-based compensation expense of $0.6 million associated with restricted Class A stock. At December 31, 2010, there was approximately $1.6 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 2 years.

The associated future income tax benefit recognized was $4.7 million, $4.4 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, the amount of cash received from the exercise of stock options was $8.8 million, with an associated tax benefit realized of $7.7 million. The intrinsic value of options exercised during the year ended December 31, 2011 was approximately $23.6 million. For the year ended December 31, 2010, the amount of cash received from the exercise of stock options was $10.4 million, with an associated tax benefit realized of $9.5 million. The intrinsic value of options exercised during the year ended December 31, 2010 was approximately $27.9 million. For the year ended December 31, 2009, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2009 was approximately $0.8 million.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

The following table summarizes stock option transactions for the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	12,862,120	6.67
Granted	357,041	11.35
Cancelled/forfeited	(219,010)	8.91
Exercised	(262,592)	7.62

Outstanding at December 31, 2009	12,737,559	6.74
Granted(1)	2,154,135	14.67
Cancelled/forfeited	(224,125)	13.60
Exercised	(2,485,377)	4.35

Outstanding at December 31, 2010	12,182,192	8.51
Granted(2)	1,781,250	14.30
Cancelled/forfeited	(107,805)	13.97
Exercised	(1,771,776)	4.96

Outstanding at December 31, 2011	12,083,861	9.83

(1)	Of the grants during 2010, 1,636,335 were granted under the 2008 Plan and 517,800 were granted under the 2006 Plan.
(2)	Of the grants during 2011, 1,275,750 were granted under the 2008 Plan and 505,500 were granted under the 2006 Plan.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2011:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
		(In thousands)	(Years)			(In thousands)	(Years)
9,210,285	$8.42	$88,768	4.51	2,873,576	$14.34	$10,682	9.10

11.	Acquisitions

Ireland Fund Administration

On September 8, 2011, the Company purchased all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited (“Ireland Fund Admin”), a division of BDO, for approximately $5.1 million in cash plus the assumption of certain liabilities. Ireland Fund Admin is a Dublin-based fund administrator that provides software-enabled services in the European regulated funds market.

The net assets and results of operations of Ireland Fund Admin have been included in the Company’s consolidated financial statements from September 9, 2011. The purchase price was allocated to tangible and intangible customer relationships based on their fair value at the date of acquisition. The fair value of customer relationships was determined using the income approach. Specifically, the discounted cash flows method was

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

utilized. The customer relationships are amortized each year based on the ratio that current cash flows for the customer relationships bear to the total of current and expected future cash flows for the customer relationships. The customer relationships are amortized over approximately six years, the estimated life of the asset. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $0.9 million in revenues from Ireland Fund Administration operations included in the Consolidated Statement of Operations for the year ended December 31, 2011.

BenefitsXML

On March 10, 2011, the Company purchased all of the outstanding stock of BXML for approximately $14.8 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. BXML provides technology solutions for employee benefit plan providers.

The net assets and results of operations of BXML have been included in the Company’s consolidated financial statements from March 11, 2011. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately five years, contractual relationships are amortized over approximately five years and trade name is amortized over approximately seven years, the estimated lives of the assets. The Company initially recorded a contingent consideration liability of $1.8 million, which is based on the attainment of certain revenue and EBITDA targets by the acquired business through February 28, 2013. The total possible undiscounted payments could range from zero to $3.0 million. The liability was increased during 2011 bringing the balance at December 31, 2011 to $2.3 million. The remainder of the purchase price was allocated to goodwill and is tax deductible (excluding the portion relating to the contingent consideration liability, which is not tax deductible until paid).

There are $5.1 million in revenues from BXML operations included in the Consolidated Statement of Operations for the year ended December 31, 2011.

TimeShareWare

On December 6, 2010, the Company purchased all of the outstanding stock of PC Consulting d/b/a TimeShareWare (“TSW”) for approximately $29.3 million in cash, plus the assumption of certain liabilities. TSW provides technology solutions for shared-ownership resorts including vacation membership associations, fractional membership properties, condo-hotels, vacation rentals and timeshare resorts.

The net assets and results of operations of TSW have been included in the Company’s consolidated financial statements from December 6, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows or savings for the intangible asset bear to the total of current and expected future cash flows or savings for the intangible asset. The completed technology is amortized over approximately

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

seven years, the trade name is amortized over approximately 10 years, and the contractual relationships are amortized over approximately 10 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

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

Geller Investment Partnership Services

On February 3, 2010, the Company purchased substantially all of the assets and related business associated with the Geller Investment Partnership Services (“GIPS”) division of Geller & Company LLC for approximately $11.4 million in cash, plus the assumption of certain liabilities. GIPS provides accounting and reporting, performance, tax, administrative and investor services for private equity funds, funds of hedge funds and limited partners that invest in alternative asset classes.

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

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

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

As of December 31, 2009, the Company recorded a contingent consideration liability of $1.0 million, which was based on the attainment of certain revenue and EBITDA targets by the acquired business through May 2011. The total possible undiscounted payments could range from zero to $6.5 million. As of December 31, 2010 and 2011, the liability has a fair value of $0. See Note 7 for further discussion of the contingent consideration liability. In addition, the Company accrued a $1.0 million contingent liability, which was subsequently settled concurrent with the GIPS acquisition. The Company was fully indemnified for this amount by the TNR shareholders. The remainder of the purchase price was allocated to goodwill and is tax deductible.

MAXIMIS

On May 29, 2009, the Company purchased the assets and related business associated with Unisys Corporation’s MAXIMIS software (“MAXIMIS”) for approximately $6.9 million in cash, plus the assumption of certain liabilities. MAXIMIS is a real-time, intranet-enabled investment accounting application with comprehensive support for domestic and international securities trading.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

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

The following summarizes the allocation of the purchase price for the acquisitions of Ireland Fund Admin, BXML, TSW, TOS, GIPS, Tradeware, TNR, MAXIMIS and Evare (in thousands):

	Ireland Fund Admin	BXML	TSW	TOS	GIPS	Tradeware	TNR	MAXIMIS	Evare
Tangible assets acquired, net of cash received	$—	$79	$187	$33	$32	$1,795	$1,155	$143	$1,090
Accounts receivable	155	462	3,108	720	1,680	1,212	3,362	—	928
Completed technology	—	1,600	3,000	480	—	2,700	3,200	1,485	—
Trade names	—	100	200	—	—	300	200	110	150
Acquired client relationships and contracts	3,555	3,700	5,900	1,950	2,500	8,300	4,800	5,420	1,720
Non-compete agreements	—	—	—	—	—	—	100	—	—
Goodwill	1,878	10,984	23,010	2,072	8,404	15,295	13,057	821	500
Deferred revenue	—	(190)	(735)	—	(1,126)	(2)	(3,172)	(965)	(28)
Deferred taxes	(444)	—	(3,484)	—	—	(2,981)	—	—	—

Other liabilities assumed	(79)	(1,951)	(1,912)	(27)	(118)	(4,236)	(3,980)	(108)	(810)

Consideration paid, net of cash acquired	$5,065	$14,784	$29,274	$5,228	$11,372	$22,383	$18,722	$6,906	$3,550

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

Additionally, the Company acquired software-as-a-service assets from Teledata Communications, Inc. in December 2011 for approximately $0.7 million.

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

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of Ireland Fund Admin, BXML, TSW, TOS and GIPS occurred on January 1, 2010. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2011	2010
Revenues	$373,537	$350,286
Net income	$51,314	$35,807
Basic earnings per share	$0.67	$0.52
Basic weighted average number of common shares outstanding	76,482	69,027
Diluted earnings per share	$0.64	$0.49
Diluted weighted average number of common and common equivalent shares outstanding	80,709	73,079

12.	Related Party Transactions

At the time of the Transaction, the Company agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction and will also pay TC Group, L.L.C. additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services. The Company’s obligation to pay TC Group, L.L.C. an annual fee of $1.0 million terminated upon completion of the Company’s IPO in March 2010. Expenses of $0.3 million, and $1.1 million in 2010 and 2009, respectively, related to these services are included in general and administrative expenses in the Consolidated Statements of Operations. There were no such expenses in fiscal 2011.

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. The Company recorded revenues of $1.1 million, $0.8 million and $0.3 million under this arrangement during the years ended December 31, 2011, 2010 and 2009, respectively.

In 2009, the Company agreed to provide processing services to the Carlyle Investment Management L.L.C., including investment accounting and data processing services. The agreement was amended in June 2011 to extend the term through June 21, 2014. The Company will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. The Company will also receive other fees for certain ancillary services that it provides under the agreement. In 2011, 2010 and 2009, the Company recorded revenue of $0.4 million, $0.5 million and $0.1 million, respectively, under this arrangement.

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies

From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes will have a material adverse effect on the Company, its business or its financial statements.

14.	Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2011 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $1.1 million, $1.8 million and $2.3 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Revenues by geography were (in thousands):

	2011	2010	2009
United States	$259,762	$224,630	$172,323
Canada	53,846	49,704	41,708
Americas, excluding United States and Canada	9,507	6,152	7,393
Europe	38,126	40,285	42,152
Asia-Pacific and Japan	9,587	8,134	7,339

	$370,828	$328,905	$270,915

Long-lived assets as of December 31, were (in thousands):

	2011	2010	2009
United States	$13,256	$15,382	$18,146
Canada	3,855	4,460	4,906
Americas, excluding United States and Canada	93	109	100
Europe	861	687	460
Asia-Pacific and Japan	525	792	650

	$18,590	$21,430	$24,262

Revenues by product group were (in thousands):

	2011	2010	2009
Portfolio management/accounting	$290,927	$261,736	$222,208
Trading/treasury operations	41,118	40,239	22,952
Financial modeling	7,810	8,786	8,475
Loan management/accounting	7,681	4,974	4,608
Property management	14,983	5,578	5,343
Money market processing	5,786	5,143	4,514
Training	2,523	2,449	2,815

	$370,828	$328,905	$270,915

SS&C Technologies Holdings, Inc. and subsidiaries

Notes to Consolidated Financial Statements, continued

15.	Subsequent Event

On February 28, 2012, SS&C entered into a definitive Asset Purchase Agreement to acquire the assets of Thomson Reuter’s PORTIA ® business (“PORTIA”) for a purchase price of $170 million, plus the costs of effecting the transaction and the assumption of certain liabilities. The closing, which is expected to occur in the second quarter of 2012, remains subject to regulatory approval and satisfaction of customary closing conditions. Associated with this acquisition, Bank of America, N.A. has committed to provide the Company with a $175 million senior secured term loan, the aggregate proceeds of which will be sufficient for the Company to pay the aggregate purchase consideration and all related fees and expenses in connection with this acquisition. PORTIA provides a broad set of middle-to-back office capabilities that allow investment managers to track and manage the day-to-day activity in their investment portfolios.

16.	Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2011 and 2010 were:

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
2011
Revenue	$89,007	$91,803	$94,323	$95,695
Gross profit	44,512	46,166	47,844	48,018
Operating income	23,107	22,895	24,090	23,685
Net income	9,834	13,028	14,899	13,260
Basic earnings per share	$0.13	$0.17	$0.19	$0.17
Diluted earnings per share	$0.12	$0.16	$0.18	$0.16

(1)	During the first quarter of 2011, the Company recognized a loss on extinguishment of debt of $2.9 million, which decreased net income for the period.
(2)	During the fourth quarter of 2011, the Company recognized a loss on extinguishment of debt of $1.9 million, which decreased net income for the period.

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2010
Revenue	$78,174	$81,618	$83,003	$86,110
Gross profit	39,012	40,678	40,666	42,617
Operating income	19,421	19,789	19,585	21,045
Net income	9,021	4,362	9,854	9,176
Basic earnings per share	$0.15	$0.06	$0.14	$0.13
Diluted earnings per share	$0.14	$0.06	$0.13	$0.12

(1)	During the second quarter of 2010, the Company recognized a loss on extinguishment of debt of $5.5 million, which decreased net income for the period.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among the Registrant, Sunshine Merger Corporation and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)

2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among the Registrant, Sunshine Merger Corporation and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)

2.3†	Asset Purchase Agreement, dated February 28, 2012, by and among Thomson Reuters (Markets) LLC and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 1.1 to SS&C Technologies Holdings, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-34675)

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)

3.2	Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the 2010 Form S-1

10.1	Credit Agreement, dated as of December 15, 2011, by and among SS&C Technologies, Inc., the Registrant and the subsidiary guarantors identified therein, Bank of America, N.A., and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2011 (File No. 001-34675)

10.2	Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)

10.3	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10.4	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10.5	Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone

10.6	Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4

10.7	Form of Service Provider Stockholders Agreement by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4

Exhibit Number	Description of Exhibit

10.8	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the 2008 Form S-1

10.9	SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.9 to the Form S-4

10.10*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4

10.11*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4

10.12*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4

10.13	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 333-135139) (the “August 15, 2006 8-K”)

10.14*	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

10.15*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K

10.16	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1

10.17*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1

10.18*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1

10.19*	Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.20*	Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10.21*	Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10.22*	Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10.23*	Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1

Exhibit Number	Description of Exhibit

10.24*	Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q

10.25*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.33 to SS&C Technologies, Inc.’s Annual Report on Form 10-K, filed on February 26, 2010 (File No. 000-28430)

10.26	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1

10.27	Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.28	Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.REF	XBRL Taxonomy Reference Linkbase Document.**

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.