Form 10-Q
period 2012-03-31
SS&C Technologies Holdings Inc
filed 2012-05-10
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34675

SS&C TECHNOLOGIES HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	71-0987913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Lamberton Road

Windsor, CT 06095

(Address of principal executive offices, including zip code)

860-298-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 78,050,142 shares of the registrant’s common stock outstanding as of May 9, 2012.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 12, 2012, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$41,944	$40,318
Accounts receivable, net of allowance for doubtful accounts of $2,021 and $2,006, respectively	53,167	47,201
Prepaid expenses and other current assets	9,787	5,214
Prepaid income taxes	415	788
Deferred income taxes	880	889
Restricted cash	1,149	1,149

Total current assets	107,342	95,559
Property and equipment:
Leasehold improvements	6,644	6,468
Equipment, furniture, and fixtures	36,223	34,802

	42,867	41,270
Less accumulated depreciation	(28,574)	(26,966)

Net property and equipment	14,293	14,304
Deferred income taxes	720	1,111
Goodwill	937,409	931,639
Intangible and other assets, net of accumulated amortization of $198,724 and $188,907, respectively	157,506	164,995

Total assets	$1,217,270	$1,207,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,181	$4,170
Accrued employee compensation and benefits	6,678	19,770
Other accrued expenses	15,499	14,058
Interest payable	61	95
Deferred maintenance and other revenue	54,813	46,395

Total current liabilities	82,232	84,488

Long-term debt (Note 4)	85,000	100,000
Other long-term liabilities	12,544	14,081
Deferred income taxes	27,049	28,936

Total liabilities	206,825	227,505
Commitments and contingencies (Note 7)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 1,429 shares issued and outstanding, of which 51 and 64 are unvested, respectively	14	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 77,109 shares and 76,723 shares issued, respectively, and 76,621 shares and 76,235 shares outstanding, respectively	771	767
Additional paid-in capital	835,651	829,994
Accumulated other comprehensive income	32,211	25,413
Retained earnings	147,617	129,734

	1,016,264	985,922
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,010,445	980,103

Total liabilities and stockholders’ equity	$1,217,270	$1,207,608

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Software licenses	$3,810	$6,573
Maintenance	19,498	19,447
Professional services	5,792	5,267
Software-enabled services	64,575	57,720

Total revenues	93,675	89,007

Cost of revenues:
Software licenses	1,302	1,675
Maintenance	8,666	8,666
Professional services	3,972	3,570
Software-enabled services	32,912	30,584

Total cost of revenues	46,852	44,495

Gross profit	46,823	44,512

Operating expenses:
Selling and marketing	7,372	6,890
Research and development	8,639	7,972
General and administrative	4,588	6,543
Transaction costs	4,153	—

Total operating expenses	24,752	21,405

Operating income	22,071	23,107

Interest expense, net	(549)	(5,127)
Other income (expense), net	4,126	(287)
Loss on extinguishment of debt	—	(2,881)

Income before income taxes	25,648	14,812
Provision for income taxes	7,765	4,978

Net income	$17,883	$9,834

Basic earnings per share	$0.23	$0.13

Basic weighted average number of common shares outstanding	77,718	74,375

Diluted earnings per share	$0.22	$0.12

Diluted weighted average number of common and common equivalent shares outstanding	82,007	78,692

Net income	$17,883	$9,834
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	6,798	7,981

Total other comprehensive income, net of tax	6,798	7,981

Comprehensive income	$24,681	$17,815

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$17,883	$9,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,205	10,378
Non-cash gain on foreign currency derivatives	(4,365)	—
Amortization of loan origination costs	58	1,393
Loss on sale or disposition of property and equipment	1	—
Deferred income taxes	(1,632)	(2,776)
Stock-based compensation expense	1,229	1,797
Provision for doubtful accounts	96	430
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(5,759)	(9,572)
Prepaid expenses and other assets	(522)	(43)
Accounts payable	973	(566)
Accrued expenses	(13,558)	(9,917)
Income taxes receivable and payable	392	243
Deferred maintenance and other revenues	8,137	10,893

Net cash provided by operating activities	13,138	12,094

Cash flow from investing activities:
Additions to property and equipment	(1,232)	(1,566)
Cash paid for business acquisitions, net of cash acquired	(19)	(14,771)
Additions to capitalized software	(85)	(539)
Other	87	—

Net cash used in investing activities	(1,249)	(16,876)

Cash flow from financing activities:
Cash received from debt borrowings	15,000	—
Repayments of debt	(30,000)	(67,054)
Proceeds from common stock issuance, net	—	52,010
Proceeds from exercise of stock options	3,896	3,632
Income tax benefit related to exercise of stock options	536	1,701

Net cash used in financing activities	(10,568)	(9,711)

Effect of exchange rate changes on cash and cash equivalents	305	485

Net increase (decrease) in cash and cash equivalents	1,626	(14,008)
Cash and cash equivalents, beginning of period	40,318	84,843

Cash and cash equivalents, end of period	$41,944	$70,835

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

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012 (the “2011 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of March 31, 2012, the results of its operations for the three months ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2011, which were included in the 2011 Form 10-K. The December 31, 2011 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 intends to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are applied prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 were applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows but requires additional financial statement disclosures related to fair value measurements.

2. Equity and Stock-based Compensation

During the three months ended March 31, 2012, the Company recorded total stock-based compensation expense of $1.2 million for stock options with time-based vesting and restricted stock.

During the three months ended March 31, 2011, the Company recorded total stock-based compensation expense of $1.8 million, of which $0.8 million related to stock options that vest based on the Company’s achievement of certain performance metrics based upon management’s assessment of the probability that the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for 2011 would meet or exceed the high end of the targeted range. Time-based options and restricted stock represented the remaining $1.0 million of compensation expense recorded during the three months ended March 31, 2011.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(unaudited)

The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Statements of Comprehensive Income Classification
Cost of maintenance	$57	$51
Cost of professional services	74	58
Cost of software-enabled services	280	338

Total cost of revenues	411	447
Selling and marketing	239	265
Research and development	121	150
General and administrative	458	935

Total operating expenses	818	1,350

Total stock-based compensation expense	$1,229	$1,797

A summary of stock option activity as of and for the three months ended March 31, 2012 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2012	12,083,861
Granted	27,500
Cancelled/forfeited	(29,796)
Exercised	(385,854)

Outstanding at March 31, 2012	11,695,711

3. Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with relevant accounting guidance as follows. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted shares calculated using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices together with other assumed proceeds exceed the average fair value of the Company’s common stock during the period.

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding	77,718	74,375
Weighted average common stock equivalents – options and restricted shares	4,289	4,317

Weighted average common and common equivalent shares outstanding	82,007	78,692

Options to purchase 258,220 and 186,206 shares were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect of including such options would be antidilutive.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(unaudited)

4. Debt

At March 31, 2012 and December 31, 2011, debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior credit facility, weighted-average interest rate of 1.99% and 2.03%, respectively	$85,000	$100,000

	85,000	100,000
Short-term borrowings and current portion of long-term debt	(—)	(—)

Long-term debt	$85,000	$100,000

The carrying value of the Company’s senior credit facility approximates its fair value given the variable rate nature of the debt, and as such, is a Level 2 liability.

Capitalized financing costs of $0.1 million and $0.5 million were amortized to interest expense during the three months ended March 31, 2012 and 2011, respectively.

On March 14, 2012, the Company entered into a Credit Agreement among SS&C, SS&C Technologies Holdings Europe S.A.R.L., a Luxembourg société à responsabilité limitée and an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”), as the borrowers, the Company and certain subsidiaries of SS&C as guarantors, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and letter of credit issuer (the “Agent’), the other lenders party thereto and Deutsche Bank Securities, Inc., Barclays Capital, the investment banking division of Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility, to be borrowed by SS&C, (ii) a $300 million term A-2 facility, to be borrowed by SS&C Sarl, (iii) a $725 million term B-1 facility to be borrowed by SS&C and (iv) a $100 million term B-2 facility to be borrowed by SS&C Sarl. In addition, the Credit Agreement has a $142 million bridge loan facility available to be borrowed by SS&C Sarl and a revolving credit facility available to be borrowed by SS&C with $100 million in commitments. The revolving facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility.

The initial credit extensions under the Credit Agreement are subject to certain conditions precedent, and the proceeds of the loans will be used to satisfy a portion of the consideration required to fund the Company’s pending offer to acquire the entire issued and to be issued share capital of GlobeOp Financial Services S.A. (“GlobeOp”), refinance amounts outstanding under the Company’s existing credit facility and, under certain circumstances, finance the consideration payable in the Company’s May 2012 acquisition of Thomson Reuters’ PORTIA business (the “PORTIA Business”).

As security for the obligations under the Credit Agreement, the Company has agreed to pledge substantially all of its tangible and intangible assets. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring the Company to maintain a consolidated net senior secured leverage ratio.

5. Derivatives and Hedging Activities

Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative qualifies for hedge accounting and is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(unaudited)

On March 14, 2012, the Company and SS&C Sarl entered into a cooperation agreement with GlobeOp (as reported on the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2012, pursuant to which SS&C Sarl issued an announcement disclosing that the Company and GlobeOp had agreed on the terms of a recommended cash offer (the “Offer”) to be made by SS&C Sarl for the acquisition of the entire issued and to be issued share capital of GlobeOp for cash of 485 pence per share. As a result of the Offer’s foreign currency denomination, the Company is exposed to market risks relating to fluctuations in foreign currency exchange rates. In conjunction with the Offer, the Company entered into a forward currency transaction and a currency option transaction to protect against the foreign currency exchange rate risk that exists. The transactions are contingent upon the Offer meeting the acceptance conditions and are not designated as hedge transactions. As of March 31, 2012, the forward contract effectively fixes the exchange rate at $1.5828 to £1.00, subject to change over time, on a notional amount of £423.0 million, and the option contract effectively fixes the exchange rate at $1.60987 to £1.0, with a premium of $5.6 million at March 31, 2012, subject to change over time, on a notional amount of £181.0 million. The Company recorded an asset of $4.4 million in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets at March 31, 2012 and a corresponding gain in other income on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 based on the fair value of the contracts as of March 31, 2012. See Note 6 for additional information about the fair value measurement of these instruments.

6.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The fair values of cash, accounts receivable, net, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

The authoritative guidance relating to fair value measurements and disclosure establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

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

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at March 31, 2012	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$4,365	$—	$—	$4,365

Total assets	$4,365	$—	$—	$4,365

Liabilities:
Contingent consideration	$2,300	$—	$—	$2,300

Total liabilities	$2,300	$—	$—	$2,300

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(unaudited)

	Total Carrying Value at December 31, 2011	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$2,300	$—	$—	$2,300

Total liabilities	$2,300	$—	$—	$2,300

The Company’s contingent derivative instruments are foreign exchange contracts that are measured at fair value using (1) observable market inputs such as forward rates and (2) the unobservable input of management’s estimate of the likelihood of the associated acquisition’s acceptance. Based on the continued ability to trade and enter into forward contracts, the Company considers the markets for its fair value instruments to be active. Based on these inputs, the derivative instruments are classified within Level 3 of the valuation hierarchy and have been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet at March 31, 2012. As of March 31, 2012, the value of the instruments without a discount for the likelihood of the associated acquisition’s acceptance (estimated at 70% as of March 31, 2012) is $6.2 million net of the premium to be paid on the option. See Note 5 for further discussion of derivative instruments.

The Company determines the fair value of its contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. During the year ended December 31, 2011, the Company increased its contingent consideration liability associated with the estimated post-acquisition financial results of BenefitsXML, Inc. (“BXML”) through February 28, 2013 to its current fair value of $2.3 million. The adjustment of $0.5 million was recorded to other expense in the fourth quarter of 2011, and there was no adjustment during the three months ended March 31, 2012. The total possible undiscounted payments could range from $2.0 million to $3.0 million. See Note 10 for further discussion of acquisitions.

7.	Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings with third parties that management believes could have a material adverse effect on the Company or its business.

8.	Goodwill

The change in carrying value of goodwill for the three months ended March 31, 2012 was as follows (in thousands):

Balance at December 31, 2011	$931,639
Adjustments to prior acquisition	(56)
Income tax benefit on rollover options exercised	(4)
Effect of foreign currency translation	5,830

Balance at March 31, 2012	$937,409

9.	Product and Geographic Sales Information

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(unaudited)

Revenues by geography were (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$66,027	$61,518
Canada	13,849	13,239
Americas excluding United States and Canada	2,188	1,849
Europe	9,069	9,810
Asia Pacific and Japan	2,542	2,591

	$93,675	$89,007

Revenues by product group were (in thousands):

	Three Months Ended March 31,
	2012	2011
Portfolio management/accounting	$75,179	$68,467
Trading/treasury operations	9,430	10,530
Financial modeling	2,075	1,897
Loan management/accounting	2,000	2,373
Property management	3,282	3,519
Money market processing	1,187	1,565
Training	522	656

	$93,675	$89,007

10.	Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of BXML and BDO Simpson Xavier Fund Administration Services Limited (“Ireland Fund Admin”), a division of BDO, occurred on January 1, 2010. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012.

Three Months Ended March 31,
(in thousands)	2011
Revenues	$90,668
Net income	$10,059

Basic earnings per share	$0.14
Basic weighted average number of common shares outstanding	74,375
Diluted earnings per share	$0.13
Diluted weighted average number of common and common equivalent shares outstanding	78,692

11.	Subsequent Event

Acquisition of Portia. On May 9, 2012, SS&C purchased the assets of the PORTIA Business for approximately $170.0 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. Associated with this acquisition, the Company entered into a new $175.0 million senior secured term loan with Bank of America, N.A. The PORTIA Business provides a broad set of middle-to-back office capabilities that allow investment managers to track and manage the day-to-day activity in their investment portfolios. The net assets and results of operations of the PORTIA Business will be included in the Company’s consolidated financial statements from May 10, 2012. The relevant business combination disclosures will be included in the Company’s financial statements once the preliminary accounting has been finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2011 Form 10-K, except that the contingent foreign currency derivative contracts we entered into require significant judgment about a significant estimate related to their fair value. Our critical accounting policies are described in the 2011 Form 10-K and include:

•	Revenue Recognition

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended March 31,		Percentage
	2012	2011	Change
Revenues:
Software licenses	$3,810	$6,573	(42)%
Maintenance	19,498	19,447	0%
Professional services	5,792	5,267	10%
Software-enabled services	64,575	57,720	12%

Total revenues	$93,675	$89,007	5%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended March 31,
	2012	2011
Revenues:
Software licenses	4%	7%
Maintenance	21%	22%
Professional services	6%	6%
Software-enabled services	69%	65%

Total revenues	100%	100%

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

Revenues for the three months ended March 31, 2012 were $93.7 million compared to $89.0 million for the same period in 2011.

The revenue increase of $4.7 million, or 5%, was primarily due to an increase of $3.1 million in revenues for businesses and products that we have owned for at least 12 months, or organic revenues, and revenues from products and services that we acquired through our acquisitions of BXML in March 2011, Ireland Fund Admin in September 2011 and Teledata Communications, Inc., or TCI, in December 2011, which added $1.8 million in revenues in the aggregate. The increases were partially offset by the unfavorable impact from foreign currency translation of $0.2 million, resulting from the relative strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro.

Software licenses. Software license revenues were $3.8 million and $6.6 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in software license revenues of $2.8 million, or 42%, was due to a decrease in organic software license revenues. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended March 31, 2012, revenues from term licenses increased while the average size and number of perpetual license transactions decreased from those for the three months ended March 31, 2011. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance. Maintenance revenues were $19.5 million and $19.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in maintenance revenues of $0.1 million was due to an increase in organic maintenance revenues. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional services. Professional services revenues were $5.8 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $0.5 million, or 10%, was primarily due to an increase of $0.3 million in organic professional services revenues and revenues from acquisitions, which contributed $0.2 million in the aggregate. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-enabled services. Software-enabled services revenues were $64.6 million and $57.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase in software-enabled services revenues of $6.9 million, or 12%, was primarily due to an increase of $5.4 million in organic software-enabled services revenues and revenues from acquisitions, which contributed $1.6 million in the aggregate, partially offset by the unfavorable impact from foreign currency translation of $0.1 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues

Total cost of revenues was $46.9 million and $44.5 million for the three months ended March 31, 2012 and 2011, respectively. The gross margin was 50% for each of the three-month periods ended March 31, 2012 and 2011. Our costs of revenues increased by $2.4 million, or 5%, primarily as a result of an increase of $1.9 million in costs to support organic revenue growth and our acquisitions, which added costs of revenues of $0.7 million in the aggregate, partially offset by a decrease in costs of $0.1 million related to foreign currency translation and a decrease in amortization expense of $0.1 million.

Cost of software licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.3 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cost of software licenses was due to a reduction of $0.4 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 34% and 26% for the three-month periods ended March 31, 2012 and 2011, respectively.

Cost of maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.7 million for each of the three months ended March 31, 2012 and 2011. Cost of maintenance revenues as a percentage of these revenues was 44% for the three months ended March 31, 2012 compared to 45% for the three months ended March 31, 2011.

Cost of professional services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $4.0 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in costs of professional services revenues of $0.4 million, or 11%, was primarily related to an increase in costs of $0.3 million to support organic professional services revenues and our acquisitions, which added costs of professional services revenues of $0.1 million. Cost of professional services revenues as a percentage of these revenues was 69% for the three months ended March 31, 2012 compared to 68% for the three months ended March 31, 2011.

Cost of software-enabled services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $32.9 million and $30.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in costs of software-enabled services revenues of $2.3 million, or 8%, was primarily related to an increase of $1.5 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $0.6 million in costs, and an increase in costs of $0.3 million related to amortization expense, partially offset by a reduction in costs of $0.1 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 51% for the three months ended March 31, 2012 compared to 53% for the three months ended March 31, 2011.

Operating Expenses

Total operating expenses were $24.8 million and $21.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in total operating expenses of $3.4 million, or 16%, was primarily due to transaction costs of $4.2 million associated with the merger and acquisition activity for GlobeOp and the PORTIA Business and our acquisitions of BXML, Ireland Fund Admin and TCI, which added $0.2 million in costs, partially offset by a decrease in costs of $0.5 million related to stock-based compensation, a decrease of $0.4 million in costs to support organic revenue growth and a decrease in costs of $0.1 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 26% for the three months ended March 31, 2012 compared to 24% for the three months ended March 31, 2011.

Selling and marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $7.4 million and $6.9 million for the three months ended March 31, 2012 and 2011, respectively, representing 8% of total revenues in each of those periods. The increase in selling and marketing expenses of $0.5 million, or 7%, was primarily related to an increase in costs to support organic revenues.

Research and development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $8.6 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively, representing 9% of total revenues in each of those periods. The increase in research and development expenses of $0.6 million, or 8%, was primarily related to an increase of $0.6 million in costs to support organic revenues and our acquisitions, which added $0.1 million in costs in the aggregate, partially offset by a decrease in costs of $0.1 million related to foreign currency translation.

General and administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $4.6 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively, representing 9% of total revenues for the three months ended March 31, 2012 compared to 7% for the three months ended March 31, 2011. The decrease in general and administrative expenses of $1.9 million, or 30%, was primarily related to a decrease of $1.4 million in costs to support organic revenues and a decrease in costs of $0.5 million related to stock-based compensation.

Transaction costs. Transaction costs of $4.2 million consist of professional fees associated with ongoing merger and acquisition activity for Thomson Reuters’ PORTIA business and GlobeOp as discussed in the Notes to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources.

Interest expense, net. Interest expense, net for the three months ended March 31, 2012 was $0.5 million, primarily related to interest expense on debt outstanding under our senior credit facility. Interest expense, net for the three months ended March 31, 2011 was $5.1 million primarily related to interest expense on debt outstanding under our prior senior credit facility and 11  3/4% senior subordinated notes due 2013. The decrease in interest expense of $4.6 million reflects the lower average debt balance resulting from the repayments and refinancing of our debt (discussed further in Liquidity and Capital Resources).

Other income (expense), net. Other income, net for the three months ended March 31, 2012 consisted of a gain recorded on foreign currency contracts associated with the potential acquisition of GlobeOp, which is discussed further in Note 5 to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources, partially offset by foreign currency losses. Other expense, net for the three months ended March 31, 2011 consisted of foreign currency losses and fees associated with the redemption of our 11  3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources, partially offset by a refund of facilities charges.

Loss on extinguishment of debt. Loss on extinguishment of debt for the three months ended March 31, 2011 consisted of $2.0 million in note redemption premiums and $0.9 million from the write-offs of deferred financing costs associated with the redemption of $66.6 million of our 11  3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources.

Provision for income taxes. We had effective tax rates of 30.3% and 33.6% for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to the 2012 reversal of uncertain income tax positions. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada and the United Kingdom, where we anticipate the statutory rates to be between 26.39% and 25.0% for the year ended December 31, 2012. Additionally, the foreign effective tax rate is benefited by certain other permanent items. The consolidated expected effective tax rate for the year ended December 31, 2012 is forecasted to be between 33% and 34%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash and cash equivalents at March 31, 2012 were $41.9 million, an increase of $1.6 million from $40.3 million at December 31, 2011. The increase in cash is due primarily to cash provided by operations, partially offset by net repayments of debt and capital expenditures.

Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2012. Cash provided by operating activities was primarily due to net income of $17.9 million adjusted for non-cash items of $5.6 million, partially offset by changes in our working capital accounts totaling $10.3 million. The changes in our working capital accounts were driven by an increase in accounts receivable and prepaid expenses and other assets, and decreases in accrued expenses, partially offset by an increase in deferred revenues, accounts payable and income taxes payable. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to an increase in days’ sales outstanding. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses.

Investing activities used net cash of $1.2 million for the three months ended March 31, 2012, primarily related to cash paid for capital expenditures.

Financing activities used net cash of $10.6 million for the three months ended March 31, 2012, representing $15.0 million in net repayments of debt, partially offset by proceeds of $3.9 million from stock option exercises and income tax windfall benefits of $0.5 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2012, we held approximately $16.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of March 31, 2012, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of these funds.

On March 14, 2012, Holdings and SS&C Sarl entered into a cooperation agreement with GlobeOp. Pursuant to the cooperation agreement, SS&C Sarl announced pursuant to Rule 2.7 of the City Code on Takeovers and Mergers the terms of the Offer under which Holdings, acting through SS&C Sarl, would acquire the entire issued and to be issued share capital of GlobeOp for 485 pence per share. The full terms of, and conditions to, the Offer are set forth in the offer document issued by SS&C Sarl on March 26, 2012, or the Offer Document. On May 9, 2012, we announced that SS&C Sarl had received valid acceptances of the Offer in respect of 66,785,197 GlobeOp shares, representing approximately 62.0 percent of the existing issued share capital of GlobeOp. The Offer, which remains subject to the terms and conditions set out in the Offer Document, has been extended and will remain open for acceptances until 1:00 p.m. (London time) on May 14, 2012. There can be no certainty that we will acquire GlobeOp.

On March 14, 2012, we entered into a Credit Agreement among SS&C, SS&C Technologies Holdings Europe S.A.R.L., a Luxembourg société à responsabilité limitée and an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”), as the borrowers, Holdings and certain subsidiaries of SS&C as guarantors, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and letter of credit issuer (the “Agent’), the other lenders party thereto and Deutsche Bank Securities, Inc., Barclays Capital, the investment banking division of Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility, to be borrowed by SS&C, (ii) a $300 million term A-2 facility, to be borrowed by SS&C Sarl, (iii) a $725 million term B-1 facility to be borrowed by SS&C and (iv) a $100 million term B-2 facility to be borrowed by SS&C Sarl. In addition, the Credit Agreement has a $142 million bridge loan facility available to be borrowed by SS&C Sarl and a revolving credit facility available to be borrowed by SS&C with $100 million in commitments. The revolving facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility.

The initial credit extensions under the Credit Agreement are subject to certain conditions precedent, and the proceeds of the loans will be used to satisfy a portion of the consideration required to fund our pending offer to acquire the entire issued and to be issued share capital of GlobeOp, refinance amounts outstanding under our existing credit facility and, under certain circumstances, finance the consideration payable in our May 2012 acquisition of the PORTIA Business.

As security for the obligations under the Credit Agreement, we have agreed to pledge substantially all of our tangible and intangible assets. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring that we maintain a consolidated net senior secured leverage ratio.

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

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C Holdings, SS&C’s and most of SS&C’s subsidiaries’ ability to incur or guarantee additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the Senior Credit Facility, we are required to satisfy and maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2012, we were in compliance with the financial and non-financial covenants.

Associated with the May 2012 acquisition of the PORTIA Business, Bank of America, N.A. provided us with a $175 million senior secured term loan under the Senior Credit Facility, the aggregate proceeds of which will be sufficient to pay the aggregate purchase consideration and all related fees and expenses in connection with this acquisition.

In connection with the entry into the Senior Credit Facility, SS&C terminated its then-existing credit agreement, or the Prior Facility, and used the proceeds from advances made under the Senior Credit Facility to repay all amounts outstanding under the Prior Facility, including an aggregate principal amount of outstanding borrowings of approximately $99.7 million. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released.

11   3/4% Senior Subordinated Notes due 2013

The 11  3/4% senior subordinated notes due 2013 were unsecured senior subordinated obligations of SS&C that were subordinated in right of payment to all existing and future senior debt, including the Prior Facility.

The senior subordinated notes were redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices. In May 2010, SS&C redeemed $71.75 million in principal amount of its outstanding 11  3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010, the date of redemption. In March 2011, SS&C redeemed $66.6 million in aggregate principal amount of its outstanding 11  3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption. In December 2011, SS&C redeemed the remaining $66.6 million in aggregate principal amount outstanding of its 11  3/4% senior subordinated notes due 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, December 19, 2011, the date of redemption.

Covenant Compliance

Under the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2012, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the Senior Credit Facility. Upon the occurrence of any event of default under the Senior Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit.

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

Any breach of covenants in the Senior Credit Facility that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under the Senior Credit Facility would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Senior Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA (in thousands) as defined in the senior credit facilities.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2012	2011	2012
Net income	$17,883	$9,834	$59,070
Interest expense (1)	549	8,008	11,956
Income taxes	7,765	4,978	25,705
Depreciation and amortization	10,205	10,378	42,051

EBITDA	36,402	33,198	138,782
Purchase accounting adjustments (2)	(52)	(102)	(323)
Unusual or non-recurring charges (3)	558	536	2,377
Acquired EBITDA and cost savings (4)	—	443	432
Stock-based compensation	1,229	1,797	12,925
Capital-based taxes	(765)	152	(563)
Other (5)	(43)	(30)	(196)

Consolidated EBITDA	$37,329	$35,994	$153,434

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011.
(2)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include gains on currency contracts, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with the bond redemption, acquisitions and facility refund.
(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.
(5)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirements for total leverage ratio and minimum fixed charge coverage ratio and the actual ratios for the twelve months ended March 31, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum consolidated total leverage to Consolidated EBITDA ratio(1)	3.25x	0.55x
Minimum Consolidated EBITDA to consolidated fixed charge coverage ratio	1.50x	13.17x

(1)	Calculated as the ratio of funded debt to Consolidated EBITDA, as defined by the Senior Credit Facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 intends to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are applied prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 were applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows but requires additional financial statement disclosures related to fair value measurements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2012, we had total variable interest rate debt of $85.0 million. As of March 31, 2012, a 1% change in interest rates would result in a change in interest expense of approximately $0.9 million per year. We have a forward currency contract to purchase up to £423.0 million at a rate which ranges from $1.5828 per £1.00 to $1.5984 per £1.00, which expires in October 2012. We have a currency option contract to purchase up to £181.0 million at a fixed rate of $1.60987 per £1.00 for premiums ranging from $5.6 million to $7.1 million, which expires in October 2012.

During the three months ended March 31, 2012, approximately 30% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2012. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December  31, 2011.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

Date: May 10, 2012	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1	Cooperation Agreement, dated as of March 14, 2012, between SS&C Technologies Holdings, Inc., SS&C Technologies Holdings Europe S.A.R.L. and GlobeOp Financial Services S.A. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 14, 2012 (File No. 001-34675) (the “March 14, 2012 Form 8-K”)

10.1	Credit Agreement, dated as of March 14, 2012, by and among SS&C Technologies, Inc., SS&C Technologies Holdings, Inc., SS&C Technologies Holdings Europe S.A.R.L., the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and letter of credit issuer, the other lenders party thereto and Deutsche Bank Securities, Inc., Barclays Capital, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners is incorporated herein by reference to Exhibit 10.1 to the March 14, 2012 Form 8-K

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.REF	XBRL Taxonomy Reference Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.