Form 10-Q
period 2012-06-30
SS&C Technologies Holdings Inc
filed 2012-08-09
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 78,946,023 shares of the registrant’s common stock outstanding as of August 8, 2012.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$134,472	$40,318
Accounts receivable, net of allowance for doubtful accounts of $2,425 and $2,006, respectively	85,120	47,201
Prepaid expenses and other current assets	11,568	5,214
Prepaid income taxes	21,541	788
Deferred income taxes	11,641	889
Restricted cash	1,149	1,149

Total current assets	265,491	95,559
Property and equipment:
Land	2,655	—
Leasehold improvements	27,135	6,468
Equipment, furniture, and fixtures	51,708	34,802

	81,498	41,270
Less accumulated depreciation	(30,465)	(26,966)

Net property and equipment	51,033	14,304
Deferred income taxes	11,161	1,111
Goodwill	1,512,624	931,639
Intangible and other assets, net of accumulated amortization of $211,387 and $188,907, respectively	598,540	164,995

Total assets	$2,438,849	$1,207,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$55,850	$—
Accounts payable	8,048	4,170
Accrued employee compensation and benefits	33,595	19,770
Other accrued expenses	25,188	14,058
Interest payable	3,127	95
Deferred income taxes	1,091	—
Deferred maintenance and other revenue	61,110	46,395

Total current liabilities	188,009	84,488
Long-term debt (Note 4)	1,091,206	100,000
Other long-term liabilities	15,233	14,081
Deferred income taxes	137,232	28,936

Total liabilities	1,431,680	227,505
Commitments and contingencies (Note 7)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 1,429 shares issued and outstanding, of which 38 and 64 are unvested, respectively	14	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 77,449 shares and 76,723 shares issued, respectively, and 76,962 shares and 76,235 shares outstanding, respectively	774	767
Additional paid-in capital	841,460	829,994
Accumulated other comprehensive income	28,883	25,413
Retained earnings	141,857	129,734

	1,012,988	985,922
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,007,169	980,103

Total liabilities and stockholders’ equity	$2,438,849	$1,207,608

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Software licenses	$5,768	$4,982	$9,578	$11,555
Maintenance	22,976	19,418	42,474	38,865
Professional services	7,217	5,860	13,009	11,127
Software-enabled services	84,889	61,543	149,464	119,263

Total revenues	120,850	91,803	214,525	180,810

Cost of revenues:
Software licenses	1,543	1,700	2,845	3,375
Maintenance	9,789	8,801	18,455	17,467
Professional services	4,705	3,981	8,677	7,551
Software-enabled services	47,063	31,155	79,975	61,739

Total cost of revenues	63,100	45,637	109,952	90,132

Gross profit	57,750	46,166	104,573	90,678

Operating expenses:
Selling and marketing	8,286	7,018	15,658	13,908
Research and development	10,646	9,053	19,285	17,025
General and administrative	8,271	7,200	12,859	13,743
Transaction costs	9,421	—	13,574	—

Total operating expenses	36,624	23,271	61,376	44,676

Operating income	21,126	22,895	43,197	46,002

Interest expense, net	(4,485)	(3,474)	(5,034)	(8,601)
Other (expense) income, net	(18,543)	119	(14,417)	(168)
Loss on extinguishment of debt	(4,355)	—	(4,355)	(2,881)

(Loss) income before income taxes	(6,257)	19,540	19,391	34,352
(Benefit) provision for income taxes	(497)	6,512	7,268	11,490

Net (loss) income	$(5,760)	$13,028	$12,123	$22,862

Basic (loss) earnings per share	$(0.07)	$0.17	$0.16	$0.30

Basic weighted average number of common shares outstanding	78,098	76,724	77,908	75,556

Diluted (loss) earnings per share	$(0.07)	$0.16	$0.15	$0.29

Diluted weighted average number of common and common equivalent shares outstanding	78,098	80,880	82,491	79,756

Net (loss) income	$(5,760)	$13,028	$12,123	$22,862
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(3,328)	2,139	3,470	10,120

Total other comprehensive (loss) income, net of tax	(3,328)	2,139	3,470	10,120

Comprehensive (loss) income	$(9,088)	$15,167	$15,593	$32,982

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$12,123	$22,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,885	20,990
Amortization of loan origination costs	6,445	1,808
Loss on sale or disposition of property and equipment	1	—
Income tax benefit related to exercise of stock options	(1,592)	(4,884)
Deferred income taxes	(2,157)	(5,904)
Stock-based compensation expense	2,412	5,435
Provision for doubtful accounts	272	649
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(8,286)	1,306
Prepaid expenses and other assets	6,237	(296)
Accounts payable	(464)	243
Accrued expenses	1,643	(9,236)
Income taxes receivable and payable	(8,208)	1,427
Deferred maintenance and other revenues	1,362	6,654

Net cash provided by operating activities	35,673	41,054

Cash flow from investing activities:
Additions to property and equipment	(4,817)	(3,102)
Cash paid for business acquisitions, net of cash acquired	(957,539)	(14,798)
Additions to capitalized software	(322)	(1,075)
Other	87	—

Net cash used in investing activities	(962,591)	(18,975)

Cash flow from financing activities:
Cash received from debt borrowings, net of costs	1,304,980	—
Repayments of debt	(290,000)	(87,833)
Proceeds from common stock issuance, net	—	51,971
Proceeds from exercise of stock options	7,468	6,190
Payment of contingent consideration	(1,800)	—
Income tax benefit related to exercise of stock options	1,592	4,884

Net cash provided by (used in) financing activities	1,022,240	(24,788)

Effect of exchange rate changes on cash	(1,168)	508

Net increase (decrease) in cash and cash equivalents	94,154	(2,201)
Cash and cash equivalents, beginning of period	40,318	84,843

Cash and cash equivalents, end of period	$134,472	$82,642

Supplemental disclosure of non-cash investing activities:
See Note 10 for a discussion of acquisitions

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

SS&C Technologies Holdings, Inc., or “Holdings”, is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. The “Company” means SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012 (the “2011 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2011, which were contained in the 2011 Form 10-K. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows but requires additional financial statement disclosures related to fair value measurements.

Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications have had no impact on net income or net equity.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Equity and Stock-based Compensation

During the three and six months ended June 30, 2012, the Company recorded total stock-based compensation expense of $1.2 million and $2.4 million, respectively, for stock options with time-based vesting and restricted stock.

During the three months ended June 30, 2011, the Company recorded total stock-based compensation expense of $3.6 million, of which $2.8 million related to the performance-based options based upon management’s assessment of the probability that the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for 2011 would meet or exceed the high end of the targeted range. During the six months ended June 30, 2011, the Company recorded total stock-based compensation expense of $5.4 million, of which $3.6 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2011 would meet or exceed the high end of the targeted range. Time-based options represented the remaining $0.8 million and $1.8 million of compensation expense recorded during the three and six months ended June 30, 2011, respectively.

The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Comprehensive Income Classification	2012	2011	2012	2011
Cost of maintenance	$56	$79	$114	$130
Cost of professional services	48	84	122	142
Cost of software-enabled services	279	668	559	1,007

Total cost of revenues	383	831	795	1,279
Selling and marketing	232	543	471	808
Research and development	119	336	239	487
General and administrative	449	1,927	907	2,861

Total operating expenses	800	2,806	1,617	4,156

Total stock-based compensation expense	$1,183	$3,637	$2,412	$5,435

A summary of stock option activity as of and for the six months ended June 30, 2012 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2012	12,083,861
Granted	108,000
Cancelled/forfeited	(131,668)
Exercised	(751,914)

Outstanding at June 30, 2012	11,308,279

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	78,098	76,724	77,908	75,556
Weighted average common stock equivalents – options and restricted shares	—	4,076	4,583	4,200

Weighted average common and common equivalent shares outstanding	78,098	80,800	82,491	79,756

Options to purchase 4,918,933 and 289,075 shares were outstanding for the three months ended June 30, 2012 and 2011, and options to purchase 229,964 and 237,060 shares were outstanding for the six months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect of including such options would be antidilutive. No dilutive securities have been included in the diluted EPS calculation for the three months ended June 30, 2012, due to the Company’s reported net loss for the quarter.

4. Debt

At June 30, 2012 and December 31, 2011, debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Credit facility, weighted-average interest rate of 4.38%	$1,156,600	$—
Unamortized original issue discount	(9,544)	—
Prior senior credit facility, weighted-average interest rate of 2.03%	—	100,000

	1,147,056	100,000
Short-term borrowings and current portion of long-term debt	(55,850)	—

Long-term debt	$1,091,206	$100,000

The carrying value of the Company’s credit facilities approximate fair value given the variable rate nature of the debt, and as such, are a Level 2 liability (as discussed in Note 6).

Capitalized financing costs of $0.4 million were amortized to interest expense during each of the three months ended June 30, 2012 and 2011. Capitalized financing costs of $0.5 million and $0.9 million were amortized to interest expense during the six months ended June 30, 2012 and 2011, respectively. During the three and six months ended June 30, 2012, the Company amortized to interest expense $0.1 million of the original issue discount and incurred expenses of $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility.

On March 14, 2012, Holdings entered into a Credit Agreement among SS&C and SS&C Technologies Holdings Europe S.A.R.L., a Luxembourg société à responsabilité limitée and an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”), as the borrowers, Holdings and certain subsidiaries of SS&C as guarantors, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and letter of credit issuer, the other lenders party thereto and Deutsche Bank Securities, Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. The Company entered into amendments to the Credit Agreement on each of May 23, 2012 and June 1, 2012.

The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142 million bridge loan facility with a one year term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100 million in commitments, of which $31.6 million and $0 was outstanding at June 30, 2012, respectively. The revolving credit facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The term loans, the bridge loans and the revolving credit facility bear interest, at the election of the borrowers, at either the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans bear interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor. The bridge loans bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund the Company’s acquisition of GlobeOp Financial Services, S.A. (“GlobeOp”) and to refinance amounts outstanding under SS&C’s existing credit facility.

Holdings, SS&C and the material domestic subsidiaries of SS&C have pledged substantially all of their tangible and intangible assets as security to support the obligations of SS&C and SS&C Sarl under the Credit Agreement. In addition, SS&C Sarl has agreed, in certain circumstances, to cause subsidiaries in foreign jurisdictions to guarantee SS&C Sarl’s obligations and pledge substantially all of their assets to support the obligations of SS&C Sarl under the Credit Agreement. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring the Company to maintain a specified consolidated net senior secured leverage ratio. As of June 30, 2012, the Company was in compliance with the financial and non-financial covenants.

At June 30, 2012, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2012	$43,725
2013	24,250
2014	32,375
2015	40,500
2016 and thereafter	1,015,750

$1,156,600

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

On March 14, 2012, SS&C and SS&C Sarl entered into a cooperation agreement with GlobeOp, pursuant to which SS&C Sarl issued an announcement disclosing that the Company and GlobeOp had agreed on the terms of a recommended cash offer (the “Offer”) to be made by SS&C Sarl to acquire the entire issued and to be issued share capital of GlobeOp for cash of 485 pence per share. As a result of the Offer’s foreign currency denomination, the Company was exposed to market risks relating to fluctuations in foreign currency exchange rates. In conjunction with the Offer, the Company entered into a forward currency transaction and a currency option transaction to protect against the foreign currency exchange rate risk that existed. The transactions were contingent upon the Offer meeting the acceptance conditions and are not designated as hedge transactions. During the three months ended June 30, 2012, the forward contract was utilized at an average exchange rate of $1.584 to £1.0 on a notional amount of £423.0 million, and the option contract was sold. These transactions resulted in losses of $18.7 million and $14.3 million recorded in other (expense) income, net on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, respectively.

6. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at June 30, 2012	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$300	$—	$—	$300

Total liabilities	$300	$—	$—	$300

	Total Carrying Value at December 31, 2011	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$2,300	$—	$—	$2,300

Total liabilities	$2,300	$—	$—	$2,300

The Company determines the fair value of the contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. During the year ended December 31, 2011, the Company increased its contingent consideration liability associated with the estimated post-acquisition financial results of BenefitsXML, Inc. (“BXML”) through February 28, 2013 to $2.3 million. During the three months ended June 30, 2012, the Company paid out $2.0 million of contingent consideration and reduced the remaining fair value to $0.3 million. As of June 30, 2012, the total possible undiscounted payments could range from $0 to $1.0 million. See Note 10 for further discussion of acquisitions.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Commitments and Contingencies

As described below, the Company’s recently acquired subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Anwar Action

On April 29, 2009, GlobeOp was added as a defendant in an ongoing putative class action (the “Anwar Action”) filed oby Pasha S. Anwar, et al., and pending in the United States District Court for the Southern District of New York against multiple defendants, relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P. (the “FG Funds”) and the FG Funds’ losses as a result of their investments managed by Bernard Madoff. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks damages of an indeterminate amount. Motions to dismiss have been filed by all parties to the action, including on behalf of GlobeOp. The judge dismissed one allegation regarding gross negligence against GlobeOp but denied the remainder of the motion to dismiss. GlobeOp has filed a motion to deny class certification and the ruling on that motion has not yet been rendered. Merits discovery among the plaintiffs, GlobeOp and the co-defendants is ongoing. GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or its investors, and therefore intends to defend this matter vigorously.

Pierce and Ferber Actions

GlobeOp was named as a defendant in derivative actions filed in New York State Supreme Court on February 17, 2009 by Frank E. Pierce and Frank E. Pierce IRA and on February 13, 2009 by David I. Ferber SEP IRA, both of whom were investors in the FG Funds (together, the “Pierce and Ferber Actions”). The Pierce and Ferber Actions relate to the same losses alleged in the Anwar Action and seek damages of an indeterminate amount. On November 9, 2009, the Court in the Pierce and Ferber Actions granted GlobeOp’s motion to compel arbitration based on the dispute resolution clause contained in the services agreements with the FG Funds. The plaintiffs had filed a notice of intent to appeal the ruling but allowed the deadline to perfect the appeal to pass without further action. Neither mediation nor arbitration proceedings have been commenced. As a part of the approval of the bankruptcy plan of the Funds, a litigation trustee was appointed by the bankruptcy court. The litigation trustee has since amended the complaints to replace Pierce and Ferber with the litigation trustee as the plaintiff in the derivative actions. GlobeOp maintains that the prior arbitration orders entered in the Pierce and Ferber Actions continue to apply to the litigation trustee. The litigation trustee has neither sought a ruling on the arbitration issue nor commenced a mediation or arbitration. GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or its investors. If a mediation or arbitration is commenced, GlobeOp intends to defend these matters vigorously.

Millennium Actions

In addition, several actions (the “Millennium Actions”) have been filed in various jurisdictions or threatened naming GlobeOp as a defendant in respect of claims arising out of valuation agent services performed by GlobeOp related to the Millennium Global Emerging Credit Fund L.P. and Millennium Global Emerging Fund Ltd. (the “Millennium Funds”), including an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager that commenced with a request for arbitration on July 11, 2011 with a yet-to-be-determined claimed amount, a threatened arbitration proceeding in the United Kingdom involving the liquidator on behalf of the Millennium Funds in an amount yet-to-be-determined, and a putative class action in U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million, which is alleged to be the full amount of assets under management by the Millennium Funds at the funds’ peak valuation. These actions allege that GlobeOp was negligent and in breach of contract in the performance of services for the funds and that, inter alia, GlobeOp did not discover and report a fraudulent scheme perpetrated by the funds’ portfolio manager. GlobeOp cannot predict the outcome of this matter.

The Company believes that GlobeOp has strong defenses to the Anwar Action, the Pierce and Ferber Actions and the Millennium Actions and is vigorously contesting these matters.

In addition to the foregoing legal proceedings involving GlobeOp, from time to time, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

8. Goodwill

The change in carrying value of goodwill for the six months ended June 30, 2012 was as follows (in thousands):

Balance at December 31, 2011	$931,639
2012 Acquisitions	579,764
Adjustments to prior acquisitions	187
Income tax benefit on rollover options exercised	(4)
Effect of foreign currency translation	1,038

Balance at June 30, 2012	$1,512,624

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

Revenues by geography were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$82,088	$63,037	$148,115	$124,555
Canada	14,626	13,537	28,475	26,776
Americas excluding United States and Canada	2,037	3,125	4,225	4,974
Europe	18,976	9,756	28,045	19,566
Asia Pacific and Japan	3,123	2,348	5,665	4,939

	$120,850	$91,803	$214,525	$180,810

Revenues by product group were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Portfolio management/accounting	$102,723	$71,533	$177,902	$140,000
Trading/treasury operations	9,253	10,621	18,683	21,151
Financial modeling	2,292	2,039	4,367	3,936
Loan management/accounting	1,666	1,990	3,666	4,363
Property management	3,053	3,972	6,335	7,491
Money market processing	1,364	1,026	2,551	2,591
Training	499	622	1,021	1,278

	$120,850	$91,803	$214,525	$180,810

10. Acquisitions

In the second quarter of 2012, SS&C purchased the issued and to be issued share capital of GlobeOp for approximately $834.3 million using existing cash and debt financing as discussed in Note 4, the costs of effecting the transaction and the assumption of liabilities. GlobeOp provides independent fund services, specializing in middle and back office services and integrated risk-reporting to hedge funds, asset management firms and other sectors of the financial industry.

The net assets and results of operations of GlobeOp have been included in the Company’s consolidated financial statements from June 1, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and customer relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

completed technology and trade name, and the discounted cash flows method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately eight years, customer relationships are amortized over approximately ten years and trade name is amortized over approximately seventeen years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

On May 9, 2012, SS&C purchased the assets of the PORTIA Business for approximately $170.0 million, plus the costs of effecting the transaction and the assumption of certain liabilities. The PORTIA Business provides a broad set of middle-to-back office capabilities that allow investment managers to track and manage the day-to-day activity in their investment portfolios.

The net assets and results of operations of the PORTIA Business have been included in the Company’s consolidated financial statements from May 10, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of non-compete agreement, completed technology, trade name and customer relationships, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the non-compete agreement and customer relationships, and the relief-from-royalty method was utilized for the completed technology and trade name. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The non-compete agreement are amortized over approximately three years, completed technology is amortized over approximately seven years, customer relationships are amortized over approximately ten years and trade name is amortized over approximately nine years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

The following summarizes the preliminary allocation of the purchase price for the acquisitions of the PORTIA Business and GlobeOp (in thousands):

	The PORTIA Business	GlobeOp
Accounts receivable	$7,858	$21,611
Fixed assets	744	34,507
Other assets	6	25,442
Acquired customer relationships and contracts	56,600	298,000
Completed technology	9,500	44,000
Trade name	1,700	15,000
Non-compete agreement	600	—
Goodwill	105,672	474,092
Deferred revenue	(11,924)	(1,411)
Deferred income taxes	—	(90,758)
Other liabilities assumed	(1,082)	(32,881)

Consideration paid, net of cash received	$169,674	$787,602

The preliminary purchase price allocations for each of the acquisitions completed during the second quarter of fiscal 2012 were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

The fair value of acquired accounts receivable balances for the PORTIA Business and GlobeOp approximates the contractual amounts due from acquired customers.

The Company reported revenues totaling $26.1 million from the PORTIA Business and GlobeOp from their respective acquisition dates through June 30, 2012. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of GlobeOp, the PORTIA Business, BDO Simpson Xavier Fund Administration Services Limited (“Ireland Fund Admin”), a division of BDO, and BXML, occurred on January 1, 2011. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

net assets and results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$164,389	$159,783	$327,017	$316,970
Net income	$10,597	$10,220	$24,942	$17,603
Basic earnings per share	$0.14	$0.13	$0.32	$0.24
Basic weighted average number of common shares outstanding	78,098	76,724	77,908	75,556
Diluted earnings per share	$0.13	$0.12	$0.30	$0.22
Diluted weighted average number of common and common equivalent shares outstanding	82,822	80,880	82,491	79,756

X. Income Taxes

The effective tax rate was 7.9% and 33.3% for the three months ended June 30, 2012 and 2011, respectively and 37.5% and 33.4% for the six months ended June 20, 2012 and 2011, respectively. The change for the three- and six-month periods of 2012 was primarily due to the impact of the GlobeOp acquisition on our global tax provision. Most notably, the effective tax rate was adversely impacted by certain non-deductible transaction-related costs and a valuation allowance with respect to a foreign holding company.

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

Acquisitions of PORTIA Business and GlobeOp

On May 9, 2012, we acquired the assets of Thomson Reuters’ PORTIA Business, or the PORTIA Business, for approximately $170 million. The PORTIA Business provides a broad set of middle-to-back office capabilities that allow investment managers to track and manage day-to-day activity in their investment portfolios.

On May 31, 2012, we acquired GlobeOp Financial Services S.A., a Luxembourg sociéte anonyme, or GlobeOp, for £4.85 per share (approximately £572 million in the aggregate). On July 9, 2012, we completed a “squeeze-out” procedure under Luxembourg law, after the completion of which we became the owner of 100% of the issued share capital of GlobeOp. GlobeOp provides independent fund services, specializing in middle and back office services and integrated risk-reporting to hedge funds, asset management firms and other sections of the financial industry.

The discussion in this Part I, Item 2 of this Quarterly Report on Form 10-Q includes the PORTIA Business and the operations of GlobeOp for the respective time periods each were owned by SS&C.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Revenues:
Software licenses	$5,768	$4,982	16%	$9,578	$11,555	(17)%
Maintenance	22,976	19,418	18%	42,474	38,865	9%
Professional services	7,217	5,860	23%	13,009	11,127	17%
Software-enabled services	84,889	61,543	38%	149,464	119,263	25%

Total revenues	$120,850	$91,803	32%	$214,525	$180,810	19%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Software licenses	5%	5%	4%	6%
Maintenance	19%	21%	20%	22%
Professional services	6%	7%	6%	6%
Software-enabled services	70%	67%	70%	66%

Total revenues	100%	100%	100%	100%

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

Revenues for the three months ended June 30, 2012 were $120.9 million compared to $91.8 million for the same period in 2011. The revenue increase of $29.1 million, or 32%, was primarily due to revenues from products and services that we acquired through our acquisitions of Ireland Fund Admin in September 2011, Teledata Communications, Inc., or TCI, in December 2011, the PORTIA Business in May 2012 and GlobeOp in May 2012, which added $27.2 million in revenues in the aggregate, and an increase of $2.8 million in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. The increases were partially offset by the unfavorable impact from foreign currency translation of $0.9 million, resulting from the relative strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro. Revenues for the six months ended June 30, 2012 were $214.5 million compared to $180.8 million for the same period in 2011. The revenue increase of $33.7 million, or 19%, was primarily due to revenues from products and services that we acquired through our acquisitions of BXML in March 2011, Ireland Fund Admin in September 2011, TCI, in December 2011, the PORTIA Business in May 2012 and GlobeOp in May 2012, which added $29.0 million in revenues in the aggregate, and an increase of $5.8 million in organic revenues. The increases were partially offset by the unfavorable impact from foreign currency translation of $1.1 million, resulting from the relative strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro.

Software licenses. Software license revenues were $5.8 million and $5.0 million for the three months ended June 30, 2012 and 2011, respectively. The increase in software license revenues of $0.8 million, or 16%, was due to revenues from acquisitions, which contributed $1.3 million in the aggregate, partially offset by a decrease of $0.5 million in organic software license revenues. Software license revenues were $9.6 million and $11.6 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in software license revenues of $2.0 million, or 17%, was due to a decrease of $3.2 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $1.3 million in the aggregate. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three and six months ended June 30, 2012, revenues from term licenses increased while the average size and number of perpetual license transactions decreased from those for the six months ended June 30, 2011 and increased from those for the three months ended June 30, 2011. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance. Maintenance revenues were $23.0 million and $19.4 million for the three months ended June 30, 2012 and 2011, respectively. The increase in maintenance revenues of $3.6 million, or 18%, was due to revenues from acquisitions, which contributed $3.8 million in the aggregate, partially offset by the unfavorable impact from foreign currency translation of $0.1 million and a decrease of $0.1 million in organic maintenance revenues. Maintenance revenues were $42.5 million and $38.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase in maintenance revenues of $3.6 million, or 9%, was due to revenues from acquisitions, which contributed $3.9 million in the aggregate, partially offset by the unfavorable impact from foreign currency translation of $0.2 million and a decrease of $0.1 million in organic maintenance revenues. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional services. Professional services revenues were $7.2 million and $5.9 million for the three months ended June 30, 2012 and 2011, respectively. The increase of $1.3 million, or 23%, was primarily due to revenues from acquisitions, which contributed $0.8 million in the aggregate, and an increase of $0.6 million in organic professional services revenues, partially offset by the unfavorable impact from foreign currency translation of $0.1 million. Professional services revenues were $13.0 million and $11.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $1.9 million, or 17%, was primarily due to revenues from acquisitions, which contributed $1.0 million in the aggregate, and an increase of $1.0 million in organic professional services revenues, partially offset by the unfavorable impact from foreign currency translation of $0.1 million. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-enabled services. Software-enabled services revenues were $84.9 million and $61.5 million for the three months ended June 30, 2012 and 2011, respectively. The increase in software-enabled services revenues of $23.4 million, or 38%, was primarily due to revenues from acquisitions, which contributed $21.2 million in the aggregate, and an increase of $2.8 million in organic software-enabled services revenues, partially offset by the unfavorable impact from foreign currency translation of $0.6 million. Software-enabled services revenues were $149.5 million and $119.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase in software-enabled services revenues of $30.2 million, or 25%, was primarily due to revenues from acquisitions, which contributed $22.8 million in the aggregate, and an increase of $8.2 million in organic software-enabled services revenues, partially offset by the unfavorable impact from foreign currency translation of $0.8 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues

Total cost of revenues was $63.1 million and $45.6 million for the three months ended June 30, 2012 and 2011, respectively. The gross margin was 48% for the three months ended June 30, 2012 and 50% for the three months ended June 30, 2011. Our costs of revenues increased by $17.5 million, or 38%, primarily as a result of our acquisitions, which added costs of revenues of $12.2 million in the aggregate, an increase in amortization expense of $4.3 million and an increase of $2.0 million in costs to support organic revenue growth, partially offset by a decrease in costs of $0.5 million related to foreign currency translation and a decrease in costs of $0.5 million related to stock-based compensation. Total cost of revenues was $110.0 million and $90.1 million for the six months ended June 30, 2012 and 2011, respectively. The gross margin was 49% for the six months ended June 30, 2012 and 50% for the six months ended June 30, 2011. Our costs of revenues increased by $19.9 million, or 22%, primarily as a result of our acquisitions, which added costs of revenues of $12.9 million in the aggregate, an increase in amortization expense of $4.2 million and an increase of $3.8 million in costs to support organic revenue growth, partially offset by a decrease in costs of $0.6 million related to foreign currency translation and a decrease in costs of $0.4 million related to stock-based compensation.

Cost of software licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.5 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in cost of software licenses was due to a reduction of $0.2 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 27% and 34% for the three-month periods ended June 30, 2012 and 2011, respectively. The cost of software license revenues was $2.8 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cost of software licenses was due to a reduction of $0.6 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 30% and 29% for the six-month periods ended June 30, 2012 and 2011, respectively.

Cost of maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $9.8 million and $8.8 million for the three months ended June 30, 2012 and 2011, respectively. The increase in costs of maintenance revenues of $1.0 million, or 11%, was primarily related to an increase in costs of $0.9 million related to amortization expense and our acquisitions, which added costs of maintenance revenues of $0.3 million, partially offset by a reduction in costs of $0.1 million related to foreign currency translation and of $0.1 million to support organic maintenance revenues. Cost of maintenance revenues as a percentage of these revenues was 43% for the three months ended June 30, 2012 compared to 45% for the three months ended June 30, 2011. The cost of maintenance revenues was $18.5 million and $17.5 million for the six months ended June 30, 2012 and 2011, respectively. The increase in costs of maintenance revenues of $1.0 million, or 6%, was primarily related to an increase in costs of $0.9 million related to amortization expense and our acquisitions, which added costs of maintenance revenues of $0.3 million, partially offset by a reduction in costs of $0.1 million related to foreign currency translation and of $0.1 million to support organic maintenance revenues. Cost of maintenance revenues as a percentage of these revenues was 43% for the six months ended June 30, 2012 compared to 45% for the six months ended June 30, 2011.

Cost of professional services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $4.7 million and $4.0 million for the three months ended June 30, 2012 and 2011, respectively. The increase in costs of professional services revenues of $0.7 million, or 18%, was primarily related to our acquisitions, which added costs of professional services revenues of $0.5 million, an increase in costs of $0.2 million to support organic professional services revenues and an increase in costs of $0.1 million related to amortization expense, partially offset by a reduction in costs of $0.1 million related to foreign currency translation. Cost of professional services revenues as a percentage of these revenues was 65% for the three months ended June 30, 2012 compared to 68% for the three months ended June 30, 2011. The cost of professional services revenues was $8.7 million and $7.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase in costs of professional services revenues of $1.1 million, or 15%, was primarily related to our acquisitions, which added costs of professional services revenues of $0.6 million, an increase in costs of $0.5 million to support organic professional services revenues and an increase in costs of $0.1 million related to amortization expense, partially offset by a reduction of $0.1 million in costs related to foreign currency translation. Cost of professional services revenues as a percentage of these revenues was 67% for the six months ended June 30, 2012 compared to 68% for the six months ended June 30, 2011.

Cost of software-enabled services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $47.1 million and $31.2 million for the three months ended June 30, 2012 and 2011, respectively. The increase in costs of software-enabled services revenues of $15.9 million, or 51%, was primarily related to our acquisitions, which added $11.4 million in costs, an increase in costs of $3.5 million related to amortization expense and an increase of $1.8 million in costs to support the growth of organic software-enabled services revenues, partially offset by a reduction in costs of $0.4 million related to stock-based compensation and $0.4 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 55% for the three months ended June 30, 2012 compared to 51% for the three months ended June 30, 2011. The cost of software-enabled services revenues was $80.0 million and $61.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase in costs of software-enabled services revenues of $18.3 million, or 30%, was primarily related to our acquisitions, which added $12.0 million in costs, an increase in costs of $3.8 million related to amortization expense and an increase of $3.3 million in costs to support the growth of organic software-enabled services revenues, partially offset by a reduction in costs of $0.4 million related to stock-based compensation and $0.4 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 54% for the six months ended June 30, 2012 compared to 52% for the six months ended June 30, 2011.

Operating Expenses

Total operating expenses were $36.6 million and $23.3 million for the three months ended June 30, 2012 and 2011, respectively. The increase in total operating expenses of $13.3 million, or 57%, was driven by transaction costs of $9.4 million associated with the acquisitions of GlobeOp and the PORTIA Business. The remainder of the increase in costs was primarily due to our acquisitions of GlobeOp, the PORTIA Business, Ireland Fund Admin and TCI, which added $5.2 million in costs, an increase of $0.9 million in costs to support organic revenue growth and an increase in costs of $0.1 million related to amortization expense, partially offset by a decrease in costs of $2.0 million related to stock-based compensation, and a decrease in costs of $0.3 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 30% for the three months ended June 30, 2012 compared to 25% for the three months ended June 30, 2011. Total operating expenses were $61.4 million and $44.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase in total operating expenses of $16.7 million, or 37%, was driven by transaction costs of $13.6 million associated with the acquisitions of GlobeOp and the PORTIA Business. The remainder of the increase in costs was primarily due to our acquisitions of GlobeOp, the PORTIA Business, BXML, Ireland Fund Admin and TCI, which added $5.4 million in costs, an increase of $0.5 million in costs to support organic revenue growth and an increase in costs of $0.1 million related to amortization expense, partially offset by a decrease in costs of $2.5 million related to stock-based compensation, and a decrease in costs of $0.4 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 29% for the three months ended June 30, 2012 compared to 25% for the three months ended June 30, 2011.

Selling and marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $8.3 million and $7.0 million for the three months ended June 30, 2012 and 2011, respectively, representing 7% of total revenues for the three months ended June 30, 2012 compared to 8% for the three months ended June 30, 2011. The increase in selling and marketing expenses of $1.3 million, or 18%, was primarily related to our acquisitions, which added $1.3 million in costs in the aggregate, an increase in costs of $0.3 million to support organic revenues and an increase in costs of $0.1 million related to amortization expense, partially offset by a decrease in costs $0.3 million related to stock-based compensation and $0.1 million related to foreign currency translation. Selling and marketing expenses were $15.7 million and $13.9 million for the six months ended June 30, 2012 and 2011, respectively, representing 7% of total revenues for the six months ended June 30, 2012 compared to 8% for the six months ended June 30, 2011. The increase in selling and marketing expenses of $1.8 million, or 13%, was primarily related to our acquisitions, which added $1.3 million in costs in the aggregate, an increase in costs of $0.8 million to support organic revenues and an increase in costs of $0.1 million related to amortization expense, partially offset by a decrease in costs $0.3 million related to stock-based compensation and $0.1 million related to foreign currency translation.

Research and development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $10.6 million and $9.1 million for the three months ended June 30, 2012 and 2011, respectively, representing 9% of total revenues for the three months ended June 30, 2012 compared to 10% for the three months ended June 30, 2011. The increase in research and development expenses of $1.5 million, or 18%, was primarily related to our acquisitions, which added $1.7 million in costs in the aggregate, and an increase in costs of $0.2 million to support organic revenues, partially offset by a decrease in costs $0.2 million related to stock-based compensation and $0.2 million related to foreign currency translation. Research and development expenses were $19.3 million and $17.0 million for the six months ended June 30, 2012 and 2011, respectively, representing 9% of total revenues in each of those periods. The increase in research and development expenses of $2.3 million, or 13%, was primarily related to our acquisitions, which added $1.8 million in costs in the aggregate, and an increase in costs of $0.9 million to support organic revenues, partially offset by a decrease in costs $0.2 million related to stock-based compensation and $0.2 million related to foreign currency translation.

General and administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $8.3 million and $7.2 million for the three months ended June 30, 2012 and 2011, respectively, representing 7% of total revenues for the three months ended June 30, 2012 compared to 8% for the three months ended June 30, 2011. The increase in general and administrative expenses of $1.1 million, or 15%, was primarily related to our acquisitions, which added $2.2 million in costs in the aggregate, and an increase of $0.4 million in costs to support organic revenues, partially offset by a decrease in costs of $1.5 million related to stock-based compensation. General and administrative expenses were $12.9 million and $13.7 million for the six months ended June 30, 2012 and 2011, respectively, representing 6% of total revenues for the six months ended June 30, 2012 compared to 8% for the six months ended June 30, 2011. The decrease in general and administrative expenses of $0.8 million, or 6%, was primarily related to a decrease in costs of $2.0 million related to stock-based compensation and a decrease of $1.1 million in costs to support organic revenues, partially offset by our acquisitions, which added $2.3 million.

Transaction costs. Transaction costs of $9.4 million and $13.6 million for the three and six months ended June 30, 2012, respectively, consist of professional fees associated with the acquisitions of the PORTIA business and GlobeOp as discussed in the Notes to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources.

Interest expense, net. Interest expense, net for the three and six months ended June 30, 2012 was $4.5 million and $5.0 million, respectively, primarily related to interest expense on debt outstanding under our credit facilities. Interest expense, net for the three and six months ended June 30, 2011 was $3.5 million and $8.6 million, respectively, primarily related to interest expense on debt outstanding under our prior senior credit facility and 11  3/4% senior subordinated notes due 2013. The increase in interest expense for the three-month period reflects incremental borrowings in connection with our acquisitions of GlobeOp and the PORTIA Business during the second quarter of 2012, which resulted in an overall higher debt balance. The decrease in interest expense for the six-month period reflects the lower average debt balance in the first quarter of 2012 resulting from the repayments and refinancing of our debt during 2011 (discussed further in Liquidity and Capital Resources).

Other (expense) income, net. Other expense, net for the three and six months ended June 30, 2012 consisted of foreign currency losses and a loss recorded on foreign currency contracts associated with the acquisition of GlobeOp, which is discussed further in Note 5 to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources. Other income (expense), net for the three months and six months ended June 30, 2011 consisted of foreign currency gains and losses and fees associated with the redemption of our 11  3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources, partially offset by a refund of facilities charges.

Loss on extinguishment of debt. Loss on extinguishment of debt for the three and six months ended June 30, 2012 consisted of $4.4 million in write-offs of deferred financing costs associated with the repayment of our prior credit facility. Loss on extinguishment of debt for the six months ended June 30, 2011 consisted of $2.0 million in note redemption premiums and $0.9 million from the write-offs of deferred financing costs associated with the redemption of $66.6 million of our 11  3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources.

(Benefit) provision for income taxes. We had effective tax rates of 7.9% and 33.3% for the three months ended June 30, 2012 and 2011, respectively. We had effective tax rates of 37.5% and 33.4% for the six months ended June 30, 2012 and 2011, respectively. The change for the three- and six-month periods was primarily due to the impact of the GlobeOp acquisition on our global tax provision. Most notably, the second quarter effective rate was adversely impacted by certain non-deductible transaction-related costs and a valuation allowance with respect to a foreign holding company. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada and the United Kingdom, where we anticipate the statutory rates to be 25.64% and 24.0% for the year ended December 31, 2012. Additionally, the foreign effective tax rate is benefited by certain other permanent items. The consolidated expected effective tax rate for the year ended December 31, 2012 is forecasted to be between 41% and 43%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash and cash equivalents at June 30, 2012 were $134.5 million, an increase of $94.2 million from $40.3 million at December 31, 2011. The increase in cash is due primarily to cash received from borrowings and provided by operations, partially offset by cash paid for acquisitions, net repayments of debt and capital expenditures.

Net cash provided by operating activities was $35.7 million for the six months ended June 30, 2012. Cash provided by operating activities was primarily due to net income of $12.1 million adjusted for non-cash items of $31.3 million, partially offset by changes in our working capital accounts totaling $7.7 million. The changes in our working capital accounts were driven by an increase in accounts receivable and income taxes receivable and decreases in accounts payable, partially offset by a decrease in prepaid expenses and other assets and an increase in accrued expenses and deferred revenues.

Investing activities used net cash of $962.6 million for the six months ended June 30, 2012, primarily related to cash paid for the acquisitions of GlobeOp and the PORTIA Business and capital expenditures.

Financing activities provided net cash of $1,022.2 million for the six months ended June 30, 2012, representing net cash received from borrowings of $1,305.0 million, proceeds of $7.5 million from stock option exercises and income tax windfall benefits of $1.6 million related to the exercise of stock options, partially offset by $290.0 million in repayments of debt.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2012, we held approximately $97.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Credit Facility

On March 14, 2012, in connection with our acquisition of GlobeOp, we entered into a Credit Agreement among SS&C and SS&C Technologies Holdings Europe S.A.R.L., a Luxembourg société à responsabilité limitée and an indirect wholly-owned subsidiary of SS&C, or SS&C Sarl, as the borrowers, Holdings and certain subsidiaries of SS&C as guarantors, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and letter of credit issuer, the other lenders party thereto and Deutsche Bank Securities, Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. We entered into amendments to the Credit Agreement on each of May 23, 2012 and June 1, 2012.

The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142 million bridge loan facility with a one year term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100 million in commitments, of which $31.6 million and $0 was outstanding at June 30, 2012, respectively. The revolving credit facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans, the bridge loans and the revolving credit facility bear interest, at the election of the borrowers, at either the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans bear interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor. The bridge loans bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp, refinance amounts outstanding under SS&C’s prior credit facility and finance our acquisition of the PORTIA Business. As of June 30, 2012, there was $325 million in principal amount outstanding under the term A-2 facility, $725 million in principal amount outstanding under the term B-1 facility, $75 million in principal amount outstanding under the term B-2 facility and $31.6 million outstanding under the bridge loan.

Holdings, SS&C and the material domestic subsidiaries of SS&C have pledged substantially all of their tangible and intangible assets to support the obligations of SS&C and SS&C Sarl under the Credit Agreement. In addition, SS&C Sarl has agreed, in certain circumstances, to cause subsidiaries in foreign jurisdictions to guarantee SS&C Sarl’s obligations and pledge substantially all of their assets to support the obligations of SS&C Sarl under the Credit Agreement.

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of June 30, 2012, we were in compliance with the financial and non-financial covenants.

The Credit Agreement contains various events of default (including failure to comply with the covenants contained in the Credit Agreement and related agreements) and upon an event of default, the lenders may, subject to various customary cure rights, require the immediate repayment of all amounts outstanding under the term loans, the bridge loans and the revolving credit facility and foreclose on the collateral.

11 3/4% Senior Subordinated Notes due 2013

The 11 3/4% senior subordinated notes due 2013 were unsecured senior subordinated obligations of SS&C that were subordinated in right of payment to all existing and future senior debt.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of June 30, 2012, we were in compliance with the financial and non-financial covenants. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Credit Agreement, which are material facilities supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Any breach of covenants in the Credit Agreement that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under the Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the Credit Agreement requires that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA (in thousands) as defined in the Credit Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011	2012
Net (loss) income	$(5,760)	$13,028	$12,123	$22,862	$40,282
Interest expense, net (1)	8,840	3,474	9,389	11,482	17,322
Income taxes	(497)	6,512	7,268	11,490	18,696
Depreciation and amortization	15,680	10,612	25,885	20,990	47,119

EBITDA	18,263	33,626	54,665	66,824	123,419
Purchase accounting adjustments (2)	300	(102)	248	(204)	79
Unusual or non-recurring charges (3)	28,235	123	28,793	659	30,489
Acquired EBITDA and cost savings (4)	12,238	—	12,238	443	79,802
Stock-based compensation	1,183	3,638	2,412	5,435	10,470
Capital-based taxes	—	2	(765)	154	(565)
Other (5)	(48)	116	(91)	86	(360)

Consolidated EBITDA	$60,171	$37,403	$97,500	$73,397	$243,334

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011.
(2)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include transaction costs losses on currency contracts losses on extinguishments of debt, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with the bond redemptions and acquisitions.
(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(5)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the six months ended June 30, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	4.20x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows but requires additional financial statement disclosures related to fair value measurements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2012, we had total variable interest rate debt of $1,156.6 million. As of June 30, 2012, a 1% change in interest rates would result in a change in interest expense of approximately $5.5 million per year.

During the six months ended June 30, 2012, approximately 31% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2012. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As described below, the Company’s recently acquired subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Anwar Action

On April 29, 2009, GlobeOp was named as a defendant in an ongoing putative class action (the “Anwar Action”) filed by Pasha S. Anwar, et al., and pending in the United States District Court for the Southern District of New York against multiple defendants, relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P. (the “FG Funds”) and the FG Funds’ losses as a result of their investments managed by Bernard Madoff. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks damages of an indeterminate amount. Motions to dismiss have been filed by all parties to the action, including on behalf of GlobeOp. The judge dismissed one allegation regarding gross negligence against GlobeOp but denied the remainder of the motion to dismiss. GlobeOp has filed a motion to deny class certification and the ruling on that motion has not yet been rendered. Merits discovery among the plaintiffs, GlobeOp and the co-defendants is ongoing. GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or its investors, and therefore intends to defend this matter vigorously.

Pierce and Ferber Actions

GlobeOp was named as a defendant in derivative actions filed in New York State Supreme Court on February 17, 2009 by Frank E. Pierce and Frank E. Pierce IRA and on February 13, 2009 by David I. Ferber SEP IRA, both of whom were investors in the FG Funds (together, the “Pierce and Ferber Actions”). The Pierce and Ferber Actions relate to the same losses alleged in the Anwar Action and seek damages of an indeterminate amount. On November 9, 2009, the Court in the Pierce and Ferber Actions granted GlobeOp’s motion to compel arbitration based on the dispute resolution clause contained in the services agreements with the FG Funds. The plaintiffs had filed a notice of intent to appeal the ruling but allowed the deadline to perfect the appeal to pass without further action. Neither mediation nor arbitration proceedings have been commenced. As a part of the approval of the bankruptcy plan of the Funds, a litigation trustee was appointed by the bankruptcy court. The litigation trustee has since amended the complaints to replace Pierce and Ferber with the litigation trustee as the plaintiff in the derivative actions. GlobeOp maintains that the prior arbitration orders entered in the Pierce and Ferber Actions continue to apply to the litigation trustee. The litigation trustee has neither sought a ruling on the arbitration issue nor commenced a mediation or arbitration. GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or its investors. If a mediation or arbitration is commenced, GlobeOp intends to defend these matters vigorously.

Millennium Actions

In addition, several actions (the “Millennium Actions”) have been filed in various jurisdictions or threatened naming GlobeOp as a defendant in respect of claims arising out of valuation agent services performed by GlobeOp related to the Millennium Global Emerging Credit Fund L.P. and Millennium Global Emerging Fund Ltd. (the “Millennium Funds”), including an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager that commenced with a request for arbitration on July 11, 2011 with a yet-to-be-determined claimed amount, a threatened arbitration proceeding in the United Kingdom involving the liquidator on behalf of the Millennium Funds in an amount yet-to-be-determined, and a putative class action in U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million, which is alleged to be the full amount of assets under management by the Millennium Funds at the funds’ peak valuation. These actions allege that GlobeOp was negligent and in breach of contract in the performance of services for the funds and that, inter alia, GlobeOp did not discover and report a fraudulent scheme perpetrated by the funds’ portfolio manager. GlobeOp cannot predict the outcome of this matter.

The Company believes that GlobeOp has strong defenses to the Anwar Action, the Pierce and Ferber Actions and the Millennium Actions and is vigorously contesting these matters.

In addition to the foregoing legal proceedings involving GlobeOp, from time to time, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q and the other reports we file with the Securities and Exchange Commission. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

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

Integration may not be smooth or successful. The inability of management to successfully integrate the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Such acquisitions may also place a significant strain on our administrative, operational, financial and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations and a decrease in the quality of work and innovation of our employees. Certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us. For risks related to our acquisition of GlobeOp Financial Services S.A. in 2012, see “Risk Factors – Risks Related to GlobeOp” and “Risk Factors – Risks Relating to the Integration of GlobeOp” below.

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

For additional risks related to our foreign operations, see “Risk Factors – Risks Relating to Foreign Operations” below.

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

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 45% of our revenues for the six months ended June 30, 2012. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

Risks Relating to GlobeOp

As a result of our acquisition of GlobeOp, our business is more focused on the hedge fund industry, and we are subject to a greater extent to the variations and fluctuations of that industry.

With the acquisition of GlobeOp, a higher percentage of our clients are hedge funds or funds of hedge funds. These clients and our business relating to them are affected by trends, developments and risks associated with the international hedge fund industry overall. The market environment for hedge funds has suffered significant turmoil in recent years, including substantial changes in global economies, stock market declines, credit crises, failures of financial institutions, government bail-out plans and new regulatory initiatives. These changes could significantly and adversely affect some or all of our clients, which could negatively affect our results and financial condition. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund clients trade which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

Our business is subject to evolving and continuing regulation.

Our business is, and following the GlobeOp acquisition continues to be, subject to evolving and increasing regulation, and our relationships with our clients may subject us to increasing scrutiny from a number of regulators, including the Commodity Futures Trading Commission (CFTC), Federal Trade Commission (FTC), Cayman Islands Monetary Authority (CIMA), Commission de Surveillance du Secteur Financier (CSSF), Financial Industry Regulatory Authority (FINRA), Financial Services Authority (FSA), National Futures Association (NFA), the SEC and other agencies that regulate the financial services, hedge fund and hedge fund services industry in the United States, the United Kingdom and other jurisdictions in which we operate. These regulations may have the effect of limiting or curtailing our activities, including activities that might be profitable. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

The European Union’s Alternative Investment Fund Managers Directive (AIFMD) and the United States’ Dodd-Frank Wall Street Reform and Consumer Protection Act, among other initiatives, pose significant changes to the regulatory environment. The ramifications of these regulatory changes remain uncertain. If we fail to comply with any applicable laws, rules or regulations, we may be subject to censure, fines or other sanctions, including revocation of our licenses and/or registrations with various regulatory agencies, criminal penalties and civil lawsuits. Such a failure to comply with these laws, rules or regulations, or allegations of such noncompliance, could have a material adverse effect on our business, financial condition and results of operations and could cause the market price of our common stock to decline.

Risks Relating to the Integration of GlobeOp

Our acquisition of GlobeOp involves a number of integration risks. The occurrence of any of the events described in these risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market price of our common stock to decline.

Successful integration of GlobeOp is critical to our business and strategic plans. Integration may not be smooth or successful. If we are unable to successfully integrate GlobeOp into our business in an efficient and effective manner, or at all, we could fail to realize some or all of the anticipated benefits of the GlobeOp acquisition, such as increased revenue, cost savings, synergies and growth opportunities, within the anticipated time frame or at all. The integration process could disrupt our business, and a failure to successfully integrate the two businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, the integration of two formerly unaffiliated companies could result in unanticipated problems, expenses, liabilities, competitive responses and diversion of management’s attention and may cause the market price of our common stock to decline. The potential difficulties of integrating GlobeOp include, among others:

•	the inability to successfully integrate the operations, technologies, products, personnel and business systems of GlobeOp;

•	unanticipated issues in integrating information, communications and other systems;

•	maintaining employee morale and retaining key employees;

•	retaining customers of GlobeOp;

•	preserving important strategic and other relationships;

•	integrating legal and financial controls in multiple jurisdictions;

•	the diversion of management’s attention from ongoing business concerns;

•	integrating geographically separate organizations;

•	tax issues, such as tax law changes and variations in foreign tax laws as compared to the United States; and

•	complying with laws, rules and regulations in multiple jurisdictions, including new and multiple employment regulations.

Additional risks of this nature could have a material adverse effect on our business, financial condition and results of operations.

The GlobeOp acquisition has resulted in organizational change and rapid growth to our business. If we fail to effectively manage such growth and change in a manner that preserves our reputation and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The GlobeOp acquisition added approximately 2,400 employees to our headcount, and as of June 30, 2012, our combined headcount was 4,034 employees. We will incur significant expenditures and the allocation of management time to assimilate new employees in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

In addition, our costs will increase as a result of our increased headcount. Our business will be harmed if the expansion of our organization and headcount resulting from the GlobeOp acquisition are not accompanied by a corresponding increase in revenues.

The GlobeOp Acquisition may result in risks to our existing business.

The GlobeOp acquisition may also result in risks to our existing business, including:

•	deterioration of our internal control over financial reporting as a result of inconsistencies between our standards, procedures and policies and those of GlobeOp;

•	reliance on GlobeOp’s processes, data, supply chain management and reporting during the transition period following the completion of the acquisition;

•	incurrence of additional debt and/or a decline in available cash;

•	liability for litigation claims, including litigation to which GlobeOp was a party at the time of the acquisition; and

•	creation of goodwill or other intangible assets that could result in significant future amortization expense or impairment charges.

Additional risks of this nature could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Foreign Operations

Our international operations will expand substantially as a result of the GlobeOp acquisition and may result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.

For the years ended December 31, 2009, 2010 and 2011, international revenues accounted for 36%, 32% and 30%, respectively, of our total revenues and for the quarter ended June 30, 2012, international revenues accounted for 31% of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. We expect the percentage of our sales generated outside of the United States will increase in the fiscal year ending December 31, 2012 due to the acquisition of GlobeOp. Our international business is subject to a variety of risks, including:

•	changes in a specific country’s or region’s political or economic climate;

•	the need to comply with U.S. export controls;

•	foreign currency fluctuations;

•	discriminatory fiscal policies;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of such laws; and

•	in enforcement of third-party contractual obligations and intellectual property rights.

Such factors could result in increased costs or decreased revenues and have a material adverse effect on our ability to meet our growth and revenue projections and negatively affect our results of operations.

As a result of the GlobeOp acquisition we will be more exposed to currency exchange rate fluctuations because we will have an increased proportion of assets, liabilities and expenses denominated in foreign currencies.

As a result of the GlobeOp acquisition, our financial results will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and expenses will be denominated in non-U.S. dollar currencies. We will continue to present our financial statements in U.S. dollars and will have a significant proportion of net assets and expenses in non-U.S. dollar currencies, including the Pound Sterling, the Euro and the Rupee. Our financial results and capital ratios will therefore be sensitive to movements in foreign exchange rates.

We are subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties. Violations of these laws or allegations of such violations could cause a material adverse effect on our business, financial condition and results of operations.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including new anti-bribery legislation in the United Kingdom that took effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial condition and results of operations and could cause the market price of our common stock to decline.

GlobeOp has substantial operations, and a significant number of its employees, located in India, and as a result of the GlobeOp acquisition, we are subject to regulatory, economic and political uncertainties in India.

GlobeOp began shifting its administration and MBA processing services to India in 2003 and at present approximately three-quarters of its employees are located in India. In the early 1990s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage investment in specified sectors of the economy. These programs include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that these policies will continue. Various factors, such as changes in the current government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

Our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate GlobeOp’s operations centers, and attract and retain clients could be adversely affected if India does not successfully meet these challenges.

Risks Relating to Litigation

We face substantial litigation risk in the ordinary course of business.

Both prior to and following the GlobeOp acquisition, we face substantial litigation risk from and through our clients and otherwise in the ordinary course of our business. As a service provider, we are subject to potential claims from our clients, some of which pursue relatively high-risk investment strategies, and all of which are subject to substantial market risk. The losses of some of our clients due to insolvency or fraud on the part of the funds or others, could expose us to claims from funds, their managers or their investors seeking compensation from us and/or our clients. We may also be subject to claims for losses or other damages from our clients’ investors, as well as claims such as those from regulators, revenue authorities or other governmental authorities. Even if we are not ultimately found to be liable, defending such claims or lawsuits could be expensive and time consuming, divert management resources, harm our reputation and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these claims will not have a material adverse effect on our business, financial condition or results of operations.

GlobeOp is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

GlobeOp was named as a defendant in a putative class action, which we refer to as the Anwar Action, that is pending in the United States District Court for the Southern District of New York against multiple defendants, relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., which we refer to as the FG Funds, and the FG Funds’ losses as a result of their investments managed by Bernard Madoff. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties. GlobeOp was also named as a defendant in two derivative actions, or the Pierce and Ferber Actions, filed in New York State Supreme Court by investors in the FG Funds. The Pierce and Ferber Actions relate to the same losses alleged in the Anwar Action. In addition, several actions, which we refer to as the Millennium Actions, have been filed in various jurisdictions or threatened naming GlobeOp as a defendant in respect of claims arising out of valuation agent services performed by GlobeOp related to the Millennium Global Emerging Credit Fund L.P. and Millennium Global Emerging Fund Ltd., which we refer to as the Millennium Funds, including an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager with a yet-to-be-determined claimed amount, a threatened arbitration proceeding in the United Kingdom involving the liquidator on behalf of the Millennium Funds in an amount yet-to-be-determined, and a putative class action in U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds asserting claims of $844 million, which is alleged to be the full amount of assets under management by the Millennium Funds at the funds’ peak valuation. These actions allege that GlobeOp was negligent and in breach of contract in the performance of services for the funds and that, inter alia, GlobeOp did not discover and report a fraudulent scheme perpetrated by the funds’ portfolio manager.

We believe that GlobeOp has strong defenses to the Anwar Action, the Pierce and Ferber Actions and the Millennium Actions, and we are vigorously contesting these matters. However, litigation is subject to inherent uncertainty and these matters could ultimately be decided against GlobeOp. We could be required to pay substantial damages, which could have a material adverse effect on our business, financial condition or results of operations. In addition, some of these actions are arbitration proceedings, which may result in less predictable outcomes than court litigation and are generally not subject to appeal. GlobeOp has also incurred, and we will continue to incur during the pendency of these matters, significant costs, and until resolved these matters will continue to divert the attention of our management and other resources that would otherwise be engaged in other business activities.

Risks Relating to Our Indebtedness

As a result of the GlobeOp acquisition, we are more leveraged than we were prior to the acquisition, and our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior credit facility.

To complete our acquisition of GlobeOp, we incurred approximately an additional $900 million of debt. Borrowings under the senior credit facility we entered into in connection with the GlobeOp acquisition now total approximately $1.16 billion. Our substantial indebtedness could have important consequences. For example, it could:

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

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, change in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our senior credit facility are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

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

We are currently obligated to make periodic interest payments on our senior debt of approximately $50 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We may be able to incur substantial additional indebtedness in the future because the terms of our senior credit facility do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our senior credit facility permits us to borrow up to $100 million on a revolving basis and to incur significant additional debt outside of the senior credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue our business strategies.

The agreement governing our senior credit facility limits our ability, among other things, to:

•	incur additional indebtedness;

•	sell assets, including capital stock of certain subsidiaries;

•	pay dividends;

•	consolidate, merge, liquidate or dissolve;

•	make acquisitions;

•	enter into transactions with our affiliates; and

•	incur liens.

In addition, our senior credit facility includes other covenants which, subject to permitted exceptions, prohibit us from making investments, loans, dispositions and other advances, changing the nature of our business, modifying our organizational documents and prepaying our other indebtedness while indebtedness under our senior credit facility is outstanding. The agreement governing our senior credit facility also requires us to maintain compliance with a specified leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control.

The restrictions contained in the agreement governing our senior credit facility could limit our ability to plan for or react to market conditions, meet capital needs or acquire companies, products or technologies or otherwise restrict our activities or business plans.

A breach of any of these restrictive covenants or our inability to comply with the leverage ratio could result in a default under the agreement governing our senior credit facility. If such a default occurs, the lenders under our senior credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facility also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior credit facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreement governing our senior credit facility. See “Risk factors — Risks relating to our indebtedness — Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings is obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. Also, SS&C Holdings has no ability to acquire businesses or property or conduct other business activities directly. These limitations could reduce our attractiveness to investors.

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

Shares of our common stock were sold in our initial public offering, or IPO, at a price of $15.00 per share on March 31, 2010, and our common stock has subsequently traded as high as $27.04 and as low as $13.27. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of July 23, 2012, investment funds affiliated with Carlyle beneficially owned approximately 27.4% of our common stock, and William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 19.9% of our common stock. We are also party to a stockholders’ agreement with Carlyle and Mr. Stone, pursuant to which Carlyle and Mr. Stone have agreed to vote in favor of nominees to our board of directors nominated by each other. As a result, Carlyle and Mr. Stone exercise control over matters requiring stockholder approval and our policy and affairs.

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

SS&C TECHNOLOGIES HOLDINGS, INC.

Date: August 9, 2012	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	First Amendment to Credit Agreement, dated as of May 9, 2012, among SS&C Technologies, Inc., SS&C Technologies Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2012 (File No. 001-34675)

10.2	First Amendment to Credit Agreement, dated as of May 23, 2012, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C Technologies Holdings Europe S.A.R.L., the Lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain subsidiaries of SS&C Technologies, Inc. as guarantors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2012 (File No. 001-34675)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002