Form 10-Q/A
period 2012-06-30
SS&C Technologies Holdings Inc
filed 2012-08-20
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note:

The sole purpose of this amendment on Form 10-Q/A to SS&C Technologies Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T.

No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

Date: August 20, 2012	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Credit Agreement, dated as of May 9, 2012, among SS&C Technologies, Inc., SS&C Technologies Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2012 (File No. 001-34675)

10.2	First Amendment to Credit Agreement, dated as of May 23, 2012, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C Technologies Holdings Europe S.A.R.L., the Lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain subsidiaries of SS&C Technologies, Inc. as guarantors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2012 (File No. 001-34675)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Label Linkbase Document. **

101.PRE	XBRL Taxonomy Presentation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

*	Previously filed with SS&C Technologies Holdings, Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.
**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

4