Form 10-Q
period 2012-09-30
SS&C Technologies Holdings Inc
filed 2012-11-08
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 78,882,145 shares of the registrant’s common stock outstanding as of November 7, 2012.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$80,255	$40,318
Accounts receivable, net of allowance for doubtful accounts of $2,920 and $2,006, respectively	91,898	47,201
Prepaid expenses and other current assets	11,598	5,214
Prepaid income taxes	17,114	788
Deferred income taxes	5,327	889
Restricted cash	2,460	1,149

Total current assets	208,652	95,559
Property and equipment:
Land	2,655	—
Leasehold improvements	28,383	6,468
Equipment, furniture, and fixtures	51,930	34,802

	82,968	41,270
Less accumulated depreciation	(31,914)	(26,966)

Net property and equipment	51,054	14,304
Deferred income taxes	3,884	1,111
Goodwill	1,531,009	931,639
Intangible and other assets, net of accumulated amortization of $234,278 and $188,907, respectively	586,664	164,995

Total assets	$2,381,263	$1,207,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$23,406	$—
Accounts payable	6,947	4,170
Accrued employee compensation and benefits	32,317	19,770
Other accrued expenses	22,518	14,058
Interest payable	—	95
Deferred maintenance and other revenue	55,975	46,395

Total current liabilities	141,163	84,488
Long-term debt (Note 4)	1,047,392	100,000
Other long-term liabilities	16,223	14,081
Deferred income taxes	119,539	28,936

Total liabilities	1,324,317	227,505

Commitments and contingencies (Note 7)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 1,429 shares issued and outstanding, of which 26 and 64 are unvested, respectively	14	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 77,939 shares and 76,723 shares issued, respectively, and 77,451 shares and 76,235 shares outstanding, respectively	779	767
Additional paid-in capital	848,968	829,994
Accumulated other comprehensive income	53,532	25,413
Retained earnings	159,472	129,734

	1,062,765	985,922
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,056,946	980,103

Total liabilities and stockholders’ equity	$2,381,263	$1,207,608

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software licenses	$5,885	$5,786	$15,463	$17,341
Maintenance	25,519	19,594	67,993	58,459
Professional services	8,553	5,688	21,562	16,815
Software-enabled services	125,605	63,255	275,069	182,518

Total revenues	165,562	94,323	380,087	275,133

Cost of revenues:
Software licenses	1,764	1,714	4,609	5,089
Maintenance	10,883	8,729	29,338	26,196
Professional services	5,126	3,888	13,803	11,439
Software-enabled services	75,965	32,148	155,940	93,887

Total cost of revenues	93,738	46,479	203,690	136,611

Gross profit	71,824	47,844	176,397	138,522

Operating expenses:
Selling and marketing	8,970	7,308	24,628	21,216
Research and development	13,193	9,328	32,478	26,353
General and administrative	11,668	7,118	24,527	20,861
Transaction costs	748	—	14,322	—

Total operating expenses	34,579	23,754	95,955	68,430

Operating income	37,245	24,090	80,442	70,092

Interest expense, net	(13,726)	(3,215)	(18,760)	(11,816)
Other (expense) income, net	(1,808)	348	(16,225)	180
Loss on extinguishment of debt	—	—	(4,355)	(2,881)

Income before income taxes	21,711	21,223	41,102	55,575
Provision for income taxes	4,096	6,324	11,364	17,814

Net income	$17,615	$14,899	$29,738	$37,761

Basic earnings per share	$0.22	$0.19	$0.38	$0.50

Basic weighted average number of common shares outstanding	78,548	77,315	78,123	76,149

Diluted earnings per share	$0.21	$0.18	$0.36	$0.47

Diluted weighted average number of common and common equivalent shares outstanding	83,202	80,730	82,744	80,109

Net income	$17,615	$14,899	$29,738	$37,761
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	24,649	(24,656)	28,119	(14,536)

Total other comprehensive income (loss), net of tax	24,649	(24,656)	28,119	(14,536)

Comprehensive income (loss)	$42,264	$(9,757)	$57,857	$23,225

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$29,738	$37,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,620	31,482
Amortization of loan origination costs	7,814	2,223
Loss on sale or disposition of property and equipment	13	11
Income tax benefit related to exercise of stock options	(2,863)	(4,889)
Deferred income taxes	(7,723)	(8,781)
Stock-based compensation expense	3,798	9,215
Provision for doubtful accounts	473	788
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(14,652)	581
Prepaid expenses and other assets	8,873	(188)
Accounts payable	(2,240)	(535)
Accrued expenses	(5,420)	(1,168)
Income taxes receivable and payable	(4,333)	2,460
Deferred maintenance and other revenues	(3,432)	2,619

Net cash provided by operating activities	60,666	71,579

Cash flow from investing activities:
Additions to property and equipment	(8,839)	(4,437)
Cash paid for business acquisitions, net of cash acquired	(964,523)	(19,863)
Additions to capitalized software	(640)	(1,264)
Other	87	—

Net cash used in investing activities	(973,915)	(25,564)

Cash flow from financing activities:
Cash received from debt borrowings, net of costs	1,304,210	—
Repayments of debt	(366,600)	(118,210)
Proceeds from common stock issuance, net	—	51,971
Proceeds from exercise of stock options	12,325	7,034
Payment of contingent consideration	(1,800)	—
Income tax benefit related to exercise of stock options	2,863	4,889

Net cash provided by (used in) financing activities	950,998	(54,316)

Effect of exchange rate changes on cash	2,188	(367)

Net increase (decrease) in cash and cash equivalents	39,937	(8,668)
Cash and cash equivalents, beginning of period	40,318	84,843

Cash and cash equivalents, end of period	$80,255	$76,175

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012 (the “2011 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of September 30, 2012, the results of its operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2011, which were contained in the 2011 Form 10-K. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2012-12 on its Consolidated Financial Statements.

Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications have had no impact on net income or net equity.

2.	Equity and Stock-based Compensation

During the three and nine months ended September 30, 2012, the Company recorded total stock-based compensation expense of $1.4 million and $3.8 million, respectively, for stock options with time-based vesting and restricted stock.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Comprehensive Income Classification	2012	2011	2012	2011
Cost of maintenance	$57	$101	$171	$231
Cost of professional services	61	141	184	283
Cost of software-enabled services	383	745	942	1,751

Total cost of revenues	501	987	1,297	2,265
Selling and marketing	255	577	726	1,385
Research and development	145	399	384	886
General and administrative	485	1,818	1,392	4,679

Total operating expenses	885	2,794	2,502	6,950

Total stock-based compensation expense	$1,386	$3,781	$3,799	$9,215

A summary of stock option activity as of and for the nine months ended September 30, 2012 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2012	12,083,861
Granted	1,457,750
Cancelled/forfeited	(160,894)
Exercised	(1,215,558)

Outstanding at September 30, 2012	12,165,159

3.	Basic and Diluted Earnings Per Share

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	78,548	77,315	78,123	76,149
Weighted average common stock equivalents – options and restricted shares	4,654	3,415	4,621	3,960

Weighted average common and common equivalent shares outstanding	83,202	80,730	82,744	80,109

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

Options to purchase 577,556 and 2,179,164 shares were outstanding for the three months ended September 30, 2012 and 2011, and options to purchase 407,589 and 258,039 shares were outstanding for the nine months ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect of including such options would be antidilutive.

4.	Debt

At September 30, 2012 and December 31, 2011, debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Credit facility, weighted-average interest rate of 4.42%	$1,080,000	$—
Unamortized original issue discount	(9,202)	—
Prior senior credit facility, weighted-average interest rate of 2.03%	—	100,000

	1,070,798	100,000
Short-term borrowings and current portion of long-term debt	(23,406)	—

Long-term debt	$1,047,392	$100,000

The carrying value of the Company’s credit facilities approximate fair value given the variable rate nature of the debt, and as such, are a Level 2 liability (as discussed in Note 6).

Capitalized financing costs of $1.0 million and $0.4 million were amortized to interest expense during the three months ended September 30, 2012 and 2011, respectively. Capitalized financing costs of $1.5 million and $1.3 million were amortized to interest expense during the nine months ended September 30, 2012 and 2011, respectively. During the three and nine months ended September 30, 2012, the Company amortized to interest expense $0.3 million and $0.4 million, respectively, of the original issue discount associated with the outstanding credit facility. Additionally, during the nine months ended September 30, 2012, the Company had $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility.

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

The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100 million in commitments. The revolving credit facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at either the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans bear interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund the Company’s acquisition of GlobeOp Financial Services, S.A. (“GlobeOp”) and to refinance amounts outstanding under SS&C’s existing credit facility.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

Holdings, SS&C and the material domestic subsidiaries of SS&C have pledged substantially all of their tangible and intangible assets as security to support the obligations of SS&C and SS&C Sarl under the Credit Agreement. In addition, SS&C Sarl has agreed, in certain circumstances, to cause subsidiaries in foreign jurisdictions to guarantee SS&C Sarl’s obligations and pledge substantially all of their assets to support the obligations of SS&C Sarl under the Credit Agreement. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring the Company to maintain a specified consolidated net senior secured leverage ratio. As of September 30, 2012, the Company was in compliance with the financial and non-financial covenants.

At September 30, 2012, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2012	$5,852
2013	23,406
2014	31,248
2015	39,091
2016 and thereafter	980,403

$1,080,000

5.	Derivatives and Hedging Activities

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

On March 14, 2012, SS&C and SS&C Sarl entered into a cooperation agreement with GlobeOp, pursuant to which SS&C Sarl issued an announcement disclosing that the Company and GlobeOp had agreed on the terms of a recommended cash offer (the “Offer”) to be made by SS&C Sarl to acquire the entire issued and to be issued share capital of GlobeOp for cash of 485 pence per share. As a result of the Offer’s foreign currency denomination, the Company was exposed to market risks relating to fluctuations in foreign currency exchange rates. In conjunction with the Offer, the Company entered into a forward currency transaction and a currency option transaction to protect against the foreign currency exchange rate risk that existed. The transactions were contingent upon the Offer meeting the acceptance conditions and are not designated as hedge transactions. During the three months ended June 30, 2012, the forward contract was utilized at an average exchange rate of $1.584 to £1.0 on a notional amount of £423.0 million, and the option contract was sold. These transactions resulted in a loss of $14.3 million recorded in other (expense) income, net on the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012. There were no associated losses recorded in the three months ended September 30, 2012.

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

•	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at September 30, 2012	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$300	$—	$—	$300

Total liabilities	$300	$—	$—	$300

	Total Carrying Value at December 31, 2011	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$2,300	$—	$—	$2,300

Total liabilities	$2,300	$—	$—	$2,300

The Company determines the fair value of the contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. During the year ended December 31, 2011, the Company increased its contingent consideration liability associated with the estimated post-acquisition financial results of BenefitsXML, Inc. (“BXML”) through February 28, 2013 to $2.3 million. In the second quarter of 2012, the Company paid out $2.0 million of contingent consideration and reduced the remaining fair value to $0.3 million. As of September 30, 2012, the total possible undiscounted payments could range from $0 to $1.0 million. See Note 10 for further discussion of acquisitions.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

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

Millennium Actions

The Millennium Actions have been filed in various jurisdictions naming GlobeOp as a defendant in respect of claims arising out of valuation agent services performed by GlobeOp related to the Millennium Funds, including (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million, which is alleged to be the full amount of assets under management by the Millennium Funds at the funds’ peak valuation; (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment managers, that commenced with a request for arbitration on July 11, 2011, and in which the investment managers now seek an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that will be incurred by the investment managers in the U.S. class action; and (iii) a claim in the same arbitration proceeding by Millennium Funds against GlobeOp, asserting claims of $160 million. These actions allege that GlobeOp was negligent and in breach of contract in the performance of services for the funds and that, inter alia, GlobeOp did not discover and report a fraudulent scheme perpetrated by the funds’ portfolio manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and one of the Funds for damages in an amount yet to be quantified and an indemnity in respect of the U.S. class action. The Company cannot predict the outcome of these matters.

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

8.	Goodwill

The change in carrying value of goodwill for the nine months ended September 30, 2012 was as follows (in thousands):

Balance at December 31, 2011	$931,639
2012 Acquisitions	581,405
Adjustments to prior acquisitions	188
Income tax benefit on rollover options exercised	(5)
Effect of foreign currency translation	17,782

Balance at September 30, 2012	$1,531,009

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

9.	Product and Geographic Sales Information

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

Revenues by geography were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$105,553	$67,162	$253,668	$191,716
Canada	14,248	13,783	42,723	40,559
Americas excluding United States and Canada	4,278	2,287	8,503	7,261
Europe	37,499	8,762	65,544	28,329
Asia Pacific and Japan	3,984	2,329	9,649	7,268

	$165,562	$94,323	$380,087	$275,133

Revenues by product group were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Portfolio management/accounting	$146,959	$75,308	$324,861	$215,308
Trading/treasury operations	8,888	9,968	27,571	31,119
Financial modeling	2,124	1,857	6,491	5,793
Loan management/accounting	1,652	1,665	5,318	6,028
Property management	4,052	3,705	10,387	11,197
Money market processing	1,357	1,168	3,907	3,758
Training	530	652	1,552	1,930

	$165,562	$94,323	$380,087	$275,133

10.	Acquisitions

On September 27, 2012, SS&C purchased the assets of Gravity Financial (“Gravity”) for approximately $5.8 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Gravity provides full-service fund administration.

The net assets and results of operations of Gravity have been included in the Company’s consolidated financial statements from September 28, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of trade name and customer relationships, was determined using the income approach. Specifically, the discounted cash flows method was utilized for customer relationships, and the relief-from-royalty method was utilized for the trade name. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships and trade name are each amortized over approximately seven years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

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

On May 9, 2012, SS&C purchased the assets of Thomson Reuters’ PORTIA Business (“the PORTIA Business”) for approximately $170.0 million, plus the costs of effecting the transaction and the assumption of certain liabilities. The PORTIA Business provides a broad set of middle-to-back office capabilities that allow investment managers to track and manage the day-to-day activity in their investment portfolios.

The net assets and results of operations of the PORTIA Business have been included in the Company’s consolidated financial statements from May 10, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of non-compete agreement, completed technology, trade name and customer relationships, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the non-compete agreement and customer relationships, and the relief-from-royalty method was utilized for the completed technology and trade name. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The non-compete agreement is amortized over approximately three years, completed technology is amortized over approximately seven years, customer relationships are amortized over approximately ten years and trade name is amortized over approximately nine years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

The following summarizes the preliminary allocation of the purchase price for the acquisitions of the PORTIA Business, GlobeOp and Gravity (in thousands):

	The PORTIA Business	GlobeOp	Gravity
Accounts receivable	$7,858	$21,611	$326
Fixed assets	744	33,507	—
Other assets	6	27,065	44
Acquired customer relationships and contracts	56,600	298,000	3,600
Completed technology	9,500	44,000	—
Trade name	1,700	15,000	100
Non-compete agreement	600	—	—
Goodwill	105,604	474,165	1,636
Deferred revenue	(11,924)	(731)	—
Deferred income taxes	—	(90,378)	—
Other liabilities assumed	(1,082)	(33,325)	(33)

Consideration paid, net of cash received	$169,606	$788,914	$5,673

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

The fair value of acquired accounts receivable balances for the PORTIA Business, GlobeOp and Gravity approximates the contractual amounts due from acquired customers.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(unaudited)

The Company reported revenues totaling $96.9 million from the PORTIA Business, GlobeOp and Gravity from their respective acquisition dates through September 30, 2012. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Gravity, GlobeOp, the PORTIA Business, BDO Simpson Xavier Fund Administration Services Limited (“Ireland Fund Admin”), a division of BDO, and BXML, occurred on January 1, 2011. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$166,270	$161,237	$494,634	$479,494
Net income	$18,385	$11,421	$41,969	$26,898

Basic earnings per share	$0.23	$0.15	$0.54	$0.35
Basic weighted average number of common shares outstanding	78,548	77,315	78,123	76,149
Diluted earnings per share	$0.22	$0.14	$0.51	$0.34
Diluted weighted average number of common and common equivalent shares outstanding	83,202	80,730	82,744	80,109

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

Acquisitions of PORTIA Business and GlobeOp

On May 9, 2012, we acquired the assets of the PORTIA Business for approximately $170 million. The PORTIA Business provides a broad set of middle-to-back office capabilities that allow investment managers to track and manage day-to-day activity in their investment portfolios.

On May 31, 2012, we acquired GlobeOp, for £4.85 per share (approximately $834.3 million in the aggregate). On July 9, 2012, we completed a “squeeze-out” procedure under Luxembourg law, after the completion of which we became the owner of 100% of the issued share capital of GlobeOp. GlobeOp provides independent fund services, specializing in middle and back office services and integrated risk-reporting to hedge funds, asset management firms and other sections of the financial industry.

The discussion in this Part I, Item 2 of this Quarterly Report on Form 10-Q includes the PORTIA Business and the operations of GlobeOp for the respective time periods each were owned by SS&C.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Revenues:
Software licenses	$5,885	$5,786	2%	$15,463	$17,341	(11%)
Maintenance	25,519	19,594	30%	67,993	58,459	16%
Professional services	8,553	5,688	50%	21,562	16,815	28%
Software-enabled services	125,605	63,255	99%	275,069	182,518	51%

Total revenues	$165,562	$94,323	76%	$380,087	$275,133	38%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software licenses	4%	6%	4%	6%
Maintenance	15%	21%	18%	21%
Professional services	5%	6%	6%	6%
Software-enabled services	76%	67%	72%	67%

Total revenues	100%	100%	100%	100%

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

Revenues for the three months ended September 30, 2012 were $165.6 million compared to $94.3 million for the same period in 2011. The revenue increase of $71.3 million, or 76%, was primarily due to revenues from products and services that we acquired through our acquisitions of Ireland Fund Admin in September 2011, Teledata Communications, Inc., or TCI, in December 2011, the PORTIA Business in May 2012, GlobeOp in May 2012 and Gravity in September 2012, which added $71.0 million in revenues in the aggregate, and an increase of $0.6 million in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. The increases were partially offset by the unfavorable impact from foreign currency translation of $0.3 million, resulting from the relative strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound and the euro. Revenues for the nine months ended September 30, 2012 were $380.1 million compared to $275.1 million for the same period in 2011. The revenue increase of $105.0 million, or 38%, was primarily due to revenues from products and services that we acquired through our acquisitions of BXML in March 2011, Ireland Fund Admin in September 2011, TCI, in December 2011, the PORTIA Business in May 2012, GlobeOp in May 2012 and Gravity in September 2012, which added $100.0 million in revenues in the aggregate, and an increase of $6.5 million in organic revenues. The increases were partially offset by the unfavorable impact from foreign currency translation of $1.5 million, resulting from the relative strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound and the euro.

Software licenses. Software license revenues were $5.9 million and $5.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase in software license revenues of $0.1 million, or 2%, was due to revenues from acquisitions, which contributed $0.3 million in the aggregate, partially offset by a decrease of $0.2 million in organic software license revenues. Software license revenues were $15.5 million and $17.3 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in software license revenues of $1.8 million, or 11%, was due to a decrease of $3.4 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $1.6 million in the aggregate. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three and nine months ended September 30, 2012, revenues from term licenses and the number of perpetual license transactions increased while the average size of perpetual license transactions decreased from those for the same periods in 2011. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance. Maintenance revenues were $25.5 million and $19.6 million for the three months ended September 30, 2012 and 2011, respectively. The increase in maintenance revenues of $5.9 million, or 30%, was due to revenues from acquisitions, which contributed $6.8 million in the aggregate, partially offset by a decrease of $0.8 million in organic maintenance revenues and the unfavorable impact from foreign currency translation of $0.1 million. Maintenance revenues were $68.0 million and $58.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in maintenance revenues of $9.5 million, or 16%, was due to revenues from acquisitions, which contributed $10.7 million in the aggregate, partially offset by a decrease of $0.9 million in organic maintenance revenues and the unfavorable impact from foreign currency translation of $0.3 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional services. Professional services revenues were $8.6 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively. The increase of $2.9 million, or 50%, was primarily due to revenues from acquisitions, which contributed $1.5 million in the aggregate, and an increase of $1.4 million in organic professional services revenues. Professional services revenues were $21.6 million and $16.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $4.8 million, or 28%, was primarily due to revenues from acquisitions, which contributed $2.5 million in the aggregate, and an increase of $2.4 million in organic professional services revenues, partially offset by the unfavorable impact from foreign currency translation of $0.1 million. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-enabled services. Software-enabled services revenues were $125.6 million and $63.3 million for the three months ended September 30, 2012 and 2011, respectively. The increase in software-enabled services revenues of $62.3 million, or 99%, was primarily due to revenues from acquisitions, which contributed $62.4 million in the aggregate, and an increase of $0.2 million in organic software-enabled services revenues, partially offset by the unfavorable impact from foreign currency translation of $0.3 million. Software-enabled services revenues were $275.1 million and $182.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in software-enabled services revenues of $92.6 million, or 51%, was primarily due to revenues from acquisitions, which contributed $85.2 million in the aggregate, and an increase of $8.4 million in organic software-enabled services revenues, partially offset by the unfavorable impact from foreign currency translation of $1.0 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues

Total cost of revenues was $93.7 million and $46.5 million for the three months ended September 30, 2012 and 2011, respectively. The gross margin was 43% for the three months ended September 30, 2012 and 51% for the three months ended September 30, 2011. Our costs of revenues increased by $47.2 million, or 102%, primarily as a result of our acquisitions, which added costs of revenues of $35.5 million in the aggregate, an increase in amortization expense of $11.7 million and an increase of $0.8 million in costs to support organic revenue growth, partially offset by a decrease in costs of $0.5 million related to stock-based compensation and a decrease in costs of $0.3 million related to foreign currency translation. Total cost of revenues was $203.7 million and $136.6 million for the nine months ended September 30, 2012 and 2011, respectively. The gross margin was 46% for the nine months ended September 30, 2012 and 50% for the nine months ended September 30, 2011. Our costs of revenues increased by $67.1 million, or 49%, primarily as a result of our acquisitions, which added costs of revenues of $48.4 million in the aggregate, an increase in amortization expense of $15.9 million and an increase of $4.7 million in costs to support organic revenue growth, partially offset by a decrease in costs of $1.0 million related to stock-based compensation and a decrease in costs of $0.9 million related to foreign currency translation.

Cost of software licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.8 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively. The increase in cost of software licenses was due to our acquisitions, which added cost of software license revenues of $0.1 million. Cost of software license revenues as a percentage of such revenues was 30% for each of the three months ended September 30, 2012 and 2011. The cost of software license revenues was $4.6 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cost of software licenses was due to a reduction of $0.6 million in amortization expense, partially offset by our acquisitions, which added cost of software license revenues of $0.1 million. Cost of software license revenues as a percentage of such revenues was 30% and 29% for the nine months ended September 30, 2012 and 2011, respectively.

Cost of maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $10.9 million and $8.7 million for the three months ended September 30, 2012 and 2011, respectively. The increase in costs of maintenance revenues of $2.2 million, or 25%, was primarily related to an increase in costs of $1.6 million related to amortization expense, our acquisitions, which added costs of maintenance revenues of $0.5 million, and of $0.1 million to support organic maintenance revenues and. Cost of maintenance revenues as a percentage of these revenues was 43% for the three months ended September 30, 2012 compared to 45% for the three months ended September 30, 2011. The cost of maintenance revenues was $29.3 million and $26.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in costs of maintenance revenues of $3.1 million, or 12%, was primarily related to an increase in costs of $2.5 million related to amortization expense, our acquisitions, which added costs of maintenance revenues of $0.8 million, and an increase in costs of $0.1 million to support organic maintenance revenues, partially offset by a reduction in costs of $0.2 million related to foreign currency translation and $0.1 million related to stock-based compensation. Cost of maintenance revenues as a percentage of these revenues was 43% for the nine months ended September 30, 2012 compared to 45% for the nine months ended September 30, 2011.

Cost of professional services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $5.1 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. The increase in costs of professional services revenues of $1.2 million, or 32%, was primarily related to our acquisitions, which added costs of professional services revenues of $1.0 million, an increase in costs of $0.2 million related to amortization expense and an increase of $0.1 million in costs to support the growth of organic professional services revenues, partially offset by a reduction in costs of $0.1 million related to stock-based compensation. Cost of professional services revenues as a percentage of these revenues was 60% for the three months ended September 30, 2012 compared to 68% for the three months ended September 30, 2011. The cost of professional services revenues was $13.8 million and $11.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in costs of professional services revenues of $2.4 million, or 21%, was primarily related to our acquisitions, which added costs of professional services revenues of $1.7 million, an increase in costs of $0.6 million to support organic professional services revenues and an increase in costs of $0.3 million related to amortization expense, partially offset by a reduction of $0.1 million in costs related to foreign currency translation and $0.1 million in costs related to stock-based compensation. Cost of professional services revenues as a percentage of these revenues was 64% for the nine months ended September 30, 2012 compared to 68% for the nine months ended September 30, 2011.

Cost of software-enabled services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $76.0 million and $32.1 million for the three months ended September 30, 2012 and 2011, respectively. The increase in costs of software-enabled services revenues of $43.9 million, or 136%, was primarily related to our acquisitions, which added $33.9 million in costs, an increase in costs of $9.9 million related to amortization expense and an increase of $0.7 million in costs to support the growth of organic software-enabled services revenues, partially offset by a reduction in costs of $0.4 million related to stock-based compensation and $0.2 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 60% for the three months ended September 30, 2012 compared to 51% for the three months ended September 30, 2011. The cost of software-enabled services revenues was $155.9 million and $93.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in costs of software-enabled services revenues of $62.0 million, or 66%, was primarily related to our acquisitions, which added $45.9 million in costs, an increase in costs of $13.7 million related to amortization expense and an increase of $3.9 million in costs to support the growth of organic software-enabled services revenues, partially offset by a reduction in costs of $0.8 million related to stock-based compensation and $0.7 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 57% for the nine months ended September 30, 2012 compared to 51% for the nine months ended September 30, 2011.

Operating Expenses

Total operating expenses were $34.6 million and $23.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase in total operating expenses of $10.8 million, or 45%, was primarily due to our acquisitions of Gravity, GlobeOp, the PORTIA Business, Ireland Fund Admin and TCI, which added $11.5 million in costs, an increase of $0.3 million in costs to support organic revenue growth and an increase in costs of $0.3 million related to amortization expense, partially offset by a decrease in costs of $1.9 million related to stock-based compensation and a decrease in costs of $0.1 million related to foreign currency translation. The remainder of the increase in costs was driven by transaction costs of $0.7 million associated with the acquisitions of GlobeOp and the PORTIA Business. Total operating expenses as a percentage of total revenues were 21% for the three months ended September 30, 2012 compared to 25% for the three months ended September 30, 2011. Total operating expenses were $96.0 million and $68.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in total operating expenses of $27.6 million, or 40%, was driven by transaction costs of $14.3 million associated with the acquisitions of GlobeOp and the PORTIA Business. The remainder of the increase in costs was primarily due to our acquisitions of Gravity, GlobeOp, the PORTIA Business, BXML, Ireland Fund Admin and TCI, which added $16.9 million in costs, an increase of $0.9 million in costs to support organic revenue growth and an increase in costs of $0.4 million related to amortization expense, partially offset by a decrease in costs of $4.4 million related to stock-based compensation, and a decrease in costs of $0.5 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 25% for each of the nine months ended September 30, 2012 and 2011.

Selling and marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $9.0 million and $7.3 million for the three months ended September 30, 2012 and 2011, respectively, representing 5% of total revenues for the three months ended September 30, 2012 compared to 8% for the three months ended September 30,

2011. The increase in selling and marketing expenses of $1.7 million, or 23%, was primarily related to our acquisitions, which added $2.2 million in costs in the aggregate, partially offset by a decrease in costs $0.4 million related to stock-based compensation and $0.1 million to support organic revenues. Selling and marketing expenses were $24.6 million and $21.2 million for the nine months ended September 30, 2012 and 2011, respectively, representing 6% of total revenues for the nine months ended September 30, 2012 compared to 8% for the nine months ended September 30, 2011. The increase in selling and marketing expenses of $3.4 million, or 16%, was primarily related to our acquisitions, which added $3.5 million in costs in the aggregate, an increase in costs of $0.7 million to support organic revenues and an increase in costs of $0.1 million related to amortization expense, partially offset by a decrease in costs $0.7 million related to stock-based compensation and $0.2 million related to foreign currency translation.

Research and development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $13.2 million and $9.3 million for the three months ended September 30, 2012 and 2011, respectively, representing 8% of total revenues for the three months ended September 30, 2012 compared to 10% for the three months ended September 30, 2011. The increase in research and development expenses of $3.9 million, or 41%, was primarily related to our acquisitions, which added $4.4 million in costs in the aggregate, partially offset by a decrease in costs of $0.2 million related to stock-based compensation, $0.2 million to support organic revenues and $0.1 million related to foreign currency translation. Research and development expenses were $32.5 million and $26.4 million for the nine months ended September 30, 2012 and 2011, respectively, representing 9% of total revenues for the nine months ended September 30, 2012 compared to 10% for the nine months ended September 30, 2011. The increase in research and development expenses of $6.1 million, or 23%, was primarily related to our acquisitions, which added $6.2 million in costs in the aggregate, and an increase in costs of $0.6 million to support organic revenues, partially offset by a decrease in costs $0.5 million related to stock-based compensation and $0.2 million related to foreign currency translation.

General and administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $11.7 million and $7.1 million for the three months ended September 30, 2012 and 2011, respectively, representing 7% of total revenues for the three months ended September 30, 2012 compared to 8% for the three months ended September 30, 2011. The increase in general and administrative expenses of $4.6 million, or 64%, was primarily related to our acquisitions, which added $4.9 million in costs in the aggregate, an increase of $0.6 million in costs to support organic revenues and an increase in costs of $0.4 million related to amortization expense, partially offset by a decrease in costs of $1.3 million related to stock-based compensation. General and administrative expenses were $24.5 million and $20.9 million for the nine months ended September 30, 2012 and 2011, respectively, representing 6% of total revenues for the nine months ended September 30, 2012 compared to 8% for the nine months ended September 30, 2011. The increase in general and administrative expenses of $3.6 million, or 18%, was primarily related to our acquisitions, which added $7.2 million in costs, and an increase in costs of $0.3 million related to amortization expense, partially offset by a decrease in costs of $3.3 million related to stock-based compensation, a decrease of $0.5 million in costs to support organic revenues and $0.1 million related to foreign currency translation.

Transaction costs. Transaction costs of $0.7 million and $14.3 million for the three and nine months ended September 30, 2012, respectively, consist of professional fees associated with the acquisitions of the PORTIA business and GlobeOp as discussed in the Notes to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources.

Interest expense, net. Interest expense, net for the three and nine months ended September 30, 2012 was $13.7 million and $18.8 million, respectively, primarily related to interest expense on debt outstanding under our credit facilities. Interest expense, net for the three and nine months ended September 30, 2011 was $3.2 million and $11.8 million, respectively, primarily related to interest expense on debt outstanding under our prior senior credit facility and 11  3/4% senior subordinated notes due 2013. The increase in interest expense for the three- and nine-month periods reflects incremental borrowings in connection with our acquisitions of GlobeOp and the PORTIA Business during the second quarter of 2012, which resulted in an overall higher debt balance.

Other (expense) income, net. Other expense, net of $1.8 million and $16.2 million for the three and nine months ended September 30, 2012, respectively, consisted of foreign currency losses and a loss recorded on foreign currency contracts associated with the acquisition of GlobeOp, which is discussed further in Note 5 to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources. Other income, net of $0.3 million and $0.2 million for the three and nine months ended September 30, 2011 consisted of foreign currency gains and losses and fees associated with the redemption of our 11  3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources, partially offset by a refund of facilities charges.

Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2012 consisted of $4.4 million in write-offs of deferred financing costs associated with the repayment of our prior credit facility. Loss on extinguishment of debt for the nine months ended September 30, 2011 consisted of $2.0 million in note redemption premiums and $0.9 million from the write-offs of deferred financing costs associated with the redemption of $66.6 million of our 11  3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources.

Provision for income taxes. We had effective tax rates of 18.9% and 29.8% for the three months ended September 30, 2012 and 2011, respectively. We had effective tax rates of 27.6% and 32.1% for the nine months ended September 30, 2012 and 2011, respectively. The change for the three- and nine-month periods was primarily due to the impact of the GlobeOp acquisition on our global tax provision. Most notably, the year-to-date effective rate was impacted by certain non-deductible transaction-related costs, a valuation allowance with respect to a foreign holding company and a shift of the composition of income before income taxes from domestic to foreign. Our effective tax rate includes the effect of operations outside the United States, which are taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada and the United Kingdom, where we anticipate the statutory rates to be 25.64% and 24.0% for the year ended December 31, 2012. Additionally, the foreign effective tax rate is benefited by certain other permanent items. The consolidated expected effective tax rate for the year ended December 31, 2012 is forecasted to be between 31% and 32%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. We have begun a reorganization of our European subsidiaries, which we anticipate to be completed in the last quarter of fiscal 2012. We expect the reorganization to decrease our effective tax rate on a go forward basis.

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

Our cash and cash equivalents at September 30, 2012 were $80.3 million, an increase of $40.0 million from $40.3 million at December 31, 2011. The increase in cash is due primarily to cash received from borrowings and provided by operations, partially offset by cash paid for acquisitions, net repayments of debt and capital expenditures.

Net cash provided by operating activities was $60.7 million for the nine months ended September 30, 2012. Cash provided by operating activities was primarily due to net income of $29.7 million adjusted for non-cash items of approximately $52.2 million, partially offset by changes in our working capital accounts totaling approximately $21.2 million. The changes in our working capital accounts were driven by an increase in accounts receivable and income taxes receivable and decreases in accounts payable, accrued expenses and deferred revenues, partially offset by a decrease in prepaid expenses and other assets.

Investing activities used net cash of $973.9 million for the nine months ended September 30, 2012, primarily related to cash paid for the acquisitions of Gravity, GlobeOp and the PORTIA Business and capital expenditures.

Financing activities provided net cash of $951.0 million for the nine months ended September 30, 2012, representing net cash received from borrowings of $1,304.2 million, proceeds of $12.3 million from stock option exercises and income tax windfall benefits of $2.9 million related to the exercise of stock options, partially offset by $366.6 million in repayments of debt and $1.8 million related to the payment of the BXML contingent consideration liability.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2012, we held approximately $63.2 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Credit Facility

On March 14, 2012, in connection with our acquisition of GlobeOp, we entered into a Credit Agreement among SS&C and SS&C Sarl as the borrowers, Holdings and certain subsidiaries of SS&C as guarantors, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and letter of credit issuer, the other lenders party thereto and Deutsche Bank Securities, Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. We entered into amendments to the Credit Agreement on each of May 23, 2012 and June 1, 2012.

The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100 million in commitments. The revolving credit facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at either the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans bear interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp, refinance amounts outstanding under SS&C’s prior credit facility and finance our acquisition of the PORTIA Business. As of September 30, 2012, there was $309.8 million in principal amount outstanding under the term A-2 facility, $698.0 million in principal amount outstanding under the term B-1 facility and $72.2 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of September 30, 2012, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of September 30, 2012, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Any breach of covenants in the Credit Agreement that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed immediately due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under the Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA (in thousands) as defined in the Credit Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2012
Net income	$17,615	$14,899	$29,738	$37,761	$42,998
Interest expense, net (1)	13,726	3,215	23,115	14,697	27,833
Income taxes	4,096	6,324	11,364	17,814	16,468
Depreciation and amortization	24,735	10,492	50,620	31,482	61,362

EBITDA	60,172	34,930	114,837	101,754	148,661
Purchase accounting adjustments (2)	413	(104)	661	(308)	596
Unusual or non-recurring charges (3)	3,223	231	32,016	890	33,481
Acquired EBITDA and cost savings (4)	333	156	34,841	1,192	58,647
Stock-based compensation	1,386	3,780	3,798	9,215	8,076
Capital-based taxes	(20)	—	(785)	154	(585)
Other (5)	(50)	(122)	(141)	(36)	(288)

Consolidated EBITDA	$65,457	$38,871	$185,227	$112,861	$248,588

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011.
(2)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include transaction costs, losses on currency contracts, losses on extinguishment of debt, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with the bond redemptions and acquisitions.
(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(5)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the nine months ended September 30, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	4.02x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02 to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently evaluating the potential impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At September 30, 2012, we had total variable interest rate debt of $1,080.0 million. As of September 30, 2012, a 1% change in interest rates would result in a change in interest expense of approximately $4.9 million per year.

During the nine months ended September 30, 2012, approximately 33% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the nine months ended September 30, 2012. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As described below, the Company’s recently acquired subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Anwar Action

On April 29, 2009, GlobeOp was named as a defendant in an ongoing putative class action filed by Pasha S. Anwar, et al., and pending in the United States District Court for the Southern District of New York against multiple defendants, relating to the “FG Funds and the FG Funds’ losses as a result of their investments managed by Bernard Madoff. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks damages of an indeterminate amount. Motions to dismiss have been filed by all parties to the action, including on behalf of GlobeOp. The judge dismissed one allegation regarding gross negligence against GlobeOp but denied the remainder of the motion to dismiss. GlobeOp has filed a motion to deny class certification and the ruling on that motion has not yet been rendered. Merits discovery among the plaintiffs, GlobeOp and the co-defendants is ongoing. GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or its investors, and therefore intends to defend this matter vigorously.

Pierce and Ferber Actions

GlobeOp was named as a defendant in derivative actions filed in New York State Supreme Court on February 17, 2009 by Frank E. Pierce and Frank E. Pierce IRA and on February 13, 2009 by David I. Ferber SEP IRA, both of whom were investors in the FG Funds. The Pierce and Ferber Actions relate to the same losses alleged in the Anwar Action and seek damages of an indeterminate amount. On November 9, 2009, the Court in the Pierce and Ferber Actions granted GlobeOp’s motion to compel arbitration based on the dispute resolution clause contained in the services agreements with the FG Funds. The plaintiffs had filed a notice of intent to appeal the ruling but allowed the deadline to perfect the appeal to pass without further action. Neither mediation nor arbitration proceedings have been commenced. As a part of the approval of the bankruptcy plan of the Funds, a litigation trustee was appointed by the bankruptcy court. The litigation trustee has since amended the complaints to replace Pierce and Ferber with the litigation trustee as the plaintiff in the derivative actions. GlobeOp maintains that the prior arbitration orders entered in the Pierce and Ferber Actions continue to apply to the litigation trustee. The litigation trustee has neither sought a ruling on the arbitration issue nor commenced a mediation or arbitration. GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or its investors. If a mediation or arbitration is commenced, GlobeOp intends to defend these matters vigorously.

Millennium Actions

The Millennium Actions have been filed in various jurisdictions naming GlobeOp as a defendant in respect of claims arising out of valuation agent services performed by GlobeOp related to the Millennium Funds, including (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million, which is alleged to be the full amount of assets under management by the Millennium Funds at the funds’ peak valuation; (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment managers, that commenced with a request for arbitration on July 11, 2011, and in which the investment managers now seek an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that will be incurred by the investment managers in the U.S. class action; and (iii) a claim in the same arbitration proceeding by Millennium Funds against GlobeOp, asserting claims of $160 million. These actions allege that GlobeOp was negligent and in breach of contract in the performance of services for the funds and that, inter alia, GlobeOp did not discover and report a fraudulent scheme perpetrated by the funds’ portfolio manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and one of the Funds for damages in an amount yet to be quantified and an indemnity in respect of the U.S. class action. The Company cannot predict the outcome of these matters.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2012 as filed on August 9, 2012.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

Date: November 8, 2012	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.REF	XBRL Taxonomy Reference Linkbase Document. *

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.