Form 10-K
period 2012-12-31
SS&C Technologies Holdings Inc
filed 2013-03-01
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was $855,943,675 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 79,263,200 shares of the registrant’s common stock outstanding as of February 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2012. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements contained herein that are not statements of historical fact are forward-looking statements, including, without limitation, statements regarding future financial performance, funding requirements and liquidity; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, competitive strengths or market position, acquisitions and related synergies; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Company intends or believes will or may occur in the future. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other communication in which they are made. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following are registered trademarks and/or service marks of the Company in the United States and/or in other countries: ADVISORWARE, BENEFIX, DBC, FIXLINK, FUNDRUNNER, GLOBEOP, GORISK, MARGINMAN, MAXIMIS, PACER, PAGES, PORTIA, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, TRADEWARE, TRADEWARE GLOBAL, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

PART I

ITEM1. BUSINESS

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 5,500 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

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

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 91% of total revenues in the year ended December 31, 2012. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $551.8 million for the year ended December 31, 2012 as compared to revenues of $370.8 million for the year ended December 31, 2011. We generated 76% of our revenues in 2012 from clients in North America and 24% from clients outside North America. Our revenues are highly diversified, with our largest client in 2012 accounting for not more than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements and Note 15 to our consolidated financial statements.

Our industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. Financial services will increasingly turn to IT solutions to tackle a depressed world economy and tougher regulations. Market participants are in a search for more risk-averse business strategies and simplified regulatory compliance. As a result, we believe IT investment requirements will be placed on the financial services industry in 2013.

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

Our competitive strengths

We believe that we have several key competitive strengths that position us well in the marketplace. These strengths include:

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

Broad Portfolio of Products and Services Focused on Financial Services Organizations. Our broad portfolio of over 75 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

Independent Fund Administration Services. The third-party service providers that participate in the alternative investment market include auditors, fund administrators, attorneys, custodians and prime brokers. Each provider performs a valuable function with the intention of providing transparency of the fund’s assets and the valuation of those assets. Conflicts of interest may arise when the above parties attempt to provide more than one of these services. The industry is increasingly recognizing these conflicts and, as a result, seeking independent fund administrators such as SS&C.

Scalable Software and Software-Enabled Services. We have designed our software and software-enabled services to accommodate significant additional business volumes with limited incremental costs. The ability to generate additional revenues from increased volumes without incurring substantial incremental costs provides us with opportunities to improve our operating margins.

Deep Domain Knowledge and Extensive Industry Experience. As of December 31, 2012, we had 3,763 development, service and support professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements.

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

Superior Client Support and Focus. Our ability to rapidly deliver improvements and our reputation for superior service have proven to be a strong competitive advantage when developing client relationships. We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs. We also offer the SS&C Solution Center, an interactive website that serves as an exclusive online client community where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We believe a close and active service and support relationship significantly enhances client satisfaction, strengthens client relationships and furnishes us with information regarding evolving client issues.

Our growth strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services, Cloud-Based Software and Mobility. Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $211.8 million for the year ended December 31, 2010 to $406.5 million for the year ended December 31, 2012, representing a compound annual growth rate of 39%.

Expand Our Client Base. Our client base of more than 5,500 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain.

Increase Revenues from Existing Clients. We believe our established client base presents a substantial opportunity for growth. Revenues from our existing clients generally grow along with the amount and complexity of assets that they manage and the volume of transactions that they execute. While we expect to continue to benefit from the financial services industry’s growing assets under management, expanding asset classes, and increasing transaction volumes, we also intend to leverage our deep understanding of the financial services industry to identify other opportunities to increase our revenues from our existing clients. Many of our current clients use our products only for a portion of their total assets under management and investment funds, providing us with significant opportunities to expand our business relationship and revenues. We have been successful in, and expect to continue to focus our marketing efforts on, providing additional modules or features to the products and services our clients already use, as well as cross-selling our other products and services. Additionally, we intend to sell additional software products and services to new divisions and new funds of our existing client base. Our client services team is primarily responsible for expanding our relationships with current clients. Moreover, our high quality of service helps us maintain significant client retention rates and long-lasting client relationships.

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies. We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 38 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence. We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2012, we generated 24% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

Our acquisitions

As mentioned above, we intend to continue to employ a highly disciplined and focused acquisition strategy. Our past acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. The addition of new products and services has also enabled us to market other products and services to acquired client bases. We believe our acquisitions have been an extension of our research and development effort and have enabled us to purchase proven products and remove the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 38 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment. Through these acquisitions, we seek companies that:

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

The following table provides a list of the most substantive acquisitions we have made since 1995:

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
October 2005	Open Information Systems	$24,000,000	Entered money market, custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500,000	Expanded electronic trading offering in broker/dealer market
December 2010	TimeShareWare	$30,500,000	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170,000,000	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834,400,000	Expanded fund administration services in hedge fund and other asset management sectors

Products and services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 75 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

Portfolio management/accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions. Some of our portfolio management products include:

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

PORTIA. PORTIA is a comprehensive middle-to-back office software and services designed to streamline the operations of global investment managers. PORTIA’s functionality supports: a broad range of global asset types, fixed income analytics & analysis, multi-currency transaction processing, corporate actions and presentation-quality reporting, implemented with flexible deployment options. Built on an open architecture, PORTIA enables real-time integration with other systems, applications, data providers and counter parties to run operations more efficiently and effectively.

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

Trading/treasury operations

Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing system delivers comprehensive processing for global treasury and derivative operations. Solutions are available to clients either through a license or as a software-enabled service. Some of our trading and treasury operations products include:

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

Financial modeling

We offer several powerful analytical software and financial modeling applications for the insurance industry. We also provide analytical software and services to the municipal finance groups market. Some of our financial modeling products include:

DBC Product Suite. We provide analytical software and services to municipal finance groups. Our suite of DBC products addresses a broad spectrum of municipal finance concerns, including general bond structures, revenue bonds, housing bonds, student loans and insured revenue bonds and securitizations.

Global Markets Risk. Global Markets Risk provides a comprehensive view of risk across all asset classes for banks, hedge funds, asset managers, insurance companies and pension funds. Risk Analytics is designed for risk managers who need better tracking, managing and reporting of value-at-risk and ex-ante risk measures across all asset classes.

Loan management/accounting

Our loan management/accounting products include:

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

Property management

Some of our property management products include:

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

Money market processing

Some of our money market processing products include:

Global Debt Manager. Global Debt Manager is a robust browser-based application for corporate and municipal bond accounting. Fully integrated with Money Market Manager (M3), Global Debt Manager offers processing for conventional and structured debt within a secure and flexible platform.

Software-enabled services

Some of our software-enabled services include:

Evare. Evare is a leader in financial data acquisition, transformation and delivery services. Global managed services connect our clients and their counterparties using each firm’s preferred method of connectivity, custom data formats, and industry standards. All parties utilize their existing systems and protocols without having to upgrade or install software.

e-Investor. SS&C’s e-Investor provides an end-to-end investor transaction processing platform designed to automate the delivery, completion, submission, and tracking of all investor transactions. When coupled with SS&C’s e-Fulfillment, the solution can deliver targeted marketing material and subscription documents through a secure web interface to potential investors, with detailed activity tracking. Once delivered, the prospect (or financial advisor) can complete the subscription document online, leveraging e-Investor’s extensive and flexible data validation and dependency rules.

GoTrade+. GoTrade+ automates trade capture as trades occur over a real-time web-based portal that displays life cycle status, documents, valuations, exposures, collateral and cash positions. It enables clients to trade with confidence in the knowledge that the most complex trades are followed through by a highly experienced and expert team.

GoRisk. A cross-asset and cross strategy application, GoRisk allows portfolio and risk managers to monitor risk analytics across their trading strategies. GoRisk provides key risk analytics across fund of funds and managed account platforms.

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

SS&C GlobeOp. We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C GlobeOp offers fund manager services, transfer agency services, funds of funds services, tax processing and accounting processing. SS&C GlobeOp supports all fund types and investment strategies. Market segments served include hedge funds, fund of funds and private equity firms.

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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2012, revenues from professional services represented 5% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the SS&C Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services eBriefings, which are industry-specific newsletters in our eight vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, Zoologic Learning Academy, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 5,500 clients globally in eight vertical markets within the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2012, our top 10 clients represented approximately 14% of revenues, with no single client accounting for more than 5% of revenues.

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

Product development and engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2010, 2011 and 2012 were $31.4 million, $35.7 million and $45.8 million respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments: In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, one group consisting of independent specialized administration providers, which are generally smaller than us, and the other including prime brokerage firms offering fund administration services. Major competitors in this market include CITCO Group and State Street Bank. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

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

Proprietary rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Risk factors — Risks relating to our business” — If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2012, we had 4,086 full-time employees, consisting of:

•	528 employees in research and development;

•	3,105 employees in consulting and services;

•	130 employees in sales and marketing;

•	130 employees in client support; and

•	193 employees in finance and administration.

As of December 31, 2012, 2,489 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

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

Our Internet website address is www.ssctech.com. We make available, free of charge, on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K and the other reports we submit to the Securities and Exchange Commission. If any of the following risks occur, it could materially affect our business, operating results, cash flows and financial condition and possibly lead to a decline in our stock price. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, operating results, cash flows and financial condition.

Risks Relating to Our Business

Our business is greatly affected by changes in the state of the general economy and the financial markets, and uncertainty in the general economy or the financial services industry could disproportionately affect the demand for our products and services.

Over the past several years, the global economy has experienced a significant recession, as well as a severe, ongoing disruption in the credit markets and a downgrade of the U.S. credit rating by Standard & Poor’s Financial Services LLC in connection with United States’ debt levels, all of which have had a material and adverse effect on the financial markets. While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and the economy could slip into an even more significant recession. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery, particularly given the risk of sovereign debt defaults by European Union member countries and uncertainties relating to the adoption of a U.S. budget, and prolonged declines in business consumer spending could materially adversely affect our financial statements, and the liquidity and financial condition of our clients.

Further or accelerated consolidations and failures in the financial services industry could adversely affect us by causing a decline in demand for our products and services.

If banks and financial services firms fail or continue to consolidate, there could be a decline in demand for our products and services. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our business and financial statements.

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

If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:

•	the level of demand for our products and services;

•	the level of client spending for information technology;

•	the level of competition from internal client solutions and from other vendors;

•	the quality of our client service and the performance of our products;

•	our ability to update our products and services and develop new products and services needed by clients;

•	our ability to understand the organization and processes of our clients; and

•	our ability to integrate and manage acquired businesses.

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

Some of our current and potential competitors may have significantly greater financial, technical, distribution and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that our competitors may enter into alliances with each other or other third parties, and through such alliances, acquire increased market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our business may not grow as expected and may decline.

Catastrophic events may adversely affect our business.

A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business and financial statements.

Our software-enabled services may be subject to disruptions that could adversely affect our reputation and our business.

Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business.

Our business has become increasingly focused on the hedge fund industry, and we are subject to the variations and fluctuations of that industry.

As a result of our acquisition of GlobeOp Financial Services S.A., or GlobeOp, in May 2012, a higher percentage of our clients are hedge funds or funds of hedge funds. These clients and our business relating to them are affected by trends, developments and risks associated with the global hedge fund industry. The market environment for hedge funds involves risk and has suffered significant turmoil in recent years, including as a result of substantial changes in global economies, stock market declines, credit crises, failures of financial institutions, government bail-out plans and new regulatory initiatives. Even in the absence of such disruptions to the global economy, the global hedge fund industry is subject to fluctuations in assets under management that are impossible to predict or anticipate. Such risks, if realized, could significantly and adversely affect some or all of our clients, which could adversely affect our business and financial statements. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund clients trade, which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

Our role as a fund administrator has in the past, and may in the future, expose us to claims and litigation from clients, their investors, regulators or other third parties.

As a service provider, we are subject to potential claims and lawsuits from investors, regulators, other third parties and our clients, some of which pursue high-risk investment strategies and all of which are subject to substantial market risk, in the event that the underlying fund suffers investment losses, becomes insolvent, files for bankruptcy or otherwise becomes defunct. Even if we are not ultimately found to be liable, defending such claims or lawsuits could be time-consuming, divert management resources, harm our reputation and cause us to incur significant expenses. These claims or lawsuits could have an adverse effect on our business and financial statements.

The outcome of pending litigation in which GlobeOp is a defendant relating to several clients for which GlobeOp performed services could have a material adverse effect on us.

GlobeOp was named as a defendant in a putative class action, which we refer to as the Anwar Action, that is pending in the United States District Court for the Southern District of New York against multiple defendants, relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., which we refer to as the FG Funds, and the FG Funds’ losses as a result of their investments managed by Bernard Madoff. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties. GlobeOp was also named as a defendant in two derivative actions, now consolidated into one action brought by a litigation trustee on behalf of the bankrupt FG Funds in New York State Supreme Court, which we refer to as the Walker actions, relating to the same investments alleged in the Anwar Action. While the Walker actions are proceeding against multiple defendants, the court had previously ruled that the arbitration clause in our contract with the FG Funds governs the resolution of the claim. The litigation trustee in the Walker action has not yet commenced arbitration proceedings.

In addition, several actions, which we refer to as the Millennium Actions, have been filed in various jurisdictions naming GlobeOp as a defendant in respect of claims arising out of valuation agent services performed by GlobeOp for the Millennium Global Emerging Credit Fund L.P. and Millennium Global Emerging Fund Ltd., which we refer to as the Millennium Funds. A putative class action was brought in U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds, asserting claims against GlobeOp, among other defendants, of $844 million, which is alleged to be the full amount of assets under management by the Millennium Funds at the funds’ peak valuation. Separately, an arbitration was commenced in the United Kingdom in which Millennium Global Emerging Credit Master Fund Ltd asserts claims against GlobeOp for in excess of $160 million and the Millennium Funds’ investment manager seeks an indemnity and/or contribution of at least $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that will be incurred by the investment manager in the U.S. class action. Both parties also seek interest and costs. The Millennium Actions allege that GlobeOp was in breach of contract and/or negligently breached a duty of care in tort in the performance of services for the funds and that, inter alia, GlobeOp did not discover and report a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager.

We are vigorously contesting these matters. However, litigation is subject to inherent uncertainty and these matters could ultimately be decided against GlobeOp. We could be required to pay substantial damages, which could have a material adverse effect on our business and financial statements. In addition, some of these actions are arbitration proceedings, which may result in less predictable outcomes than court litigation and are generally not subject to appeal. We have incurred, and will continue to incur during the pendency of these matters, significant costs, and until resolved these matters will continue to divert the attention of our management and other resources that would otherwise be engaged in other business activities.

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions.

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

•	combine operations, facilities and differing firm cultures;

•	maintain employee morale or retain the clients or employees of acquired entities;

•	generate market demand for new products and services;

•	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations, including compliance with laws, rules and regulations in multiple jurisdictions;

•	integrate the technical teams of acquired companies with our engineering organization; or

•	incorporate acquired technologies, products and services into our current and future product and service lines.

The process of integrating the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our business or financial statements. Acquisitions may also place a significant strain on our administrative, operational, financial and other resources. In addition, certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us. Acquisitions may also expose us to litigation from our stockholders arising out of the acquisition, which, even if unsuccessful, could be costly to defend and serve as a distraction to management.

We have substantial operations and a significant number of employees in India and we are therefore subject to regulatory, economic and political uncertainties in India.

We currently have approximately 1,896 employees located in India. The economy of India may differ favorably or unfavorably from the United States economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

India faces major challenges in the years ahead sustaining the economic growth that it has experienced over the past several years. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees and develop and operate our facilities in India could be adversely affected if India does not successfully meet these challenges.

We expect that our operating results, including our profit margins and profitability, may fluctuate over time.

Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. Additional factors that may lead to such fluctuation include:

•	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;

•	the lengthy and often unpredictable sales cycles of large client engagements;

•	the amount and timing of our operating costs and other expenses;

•	the financial health of our clients;

•	changes in the volume of assets under our clients’ management;

•	cancellations of maintenance and/or software-enabled services arrangements by our clients;

•	changes in local, national and international regulatory requirements;

•	acquisitions during the relevant period;

•	implementation of our licensing contracts and software-enabled services arrangements;

•	changes in economic and financial market conditions; and

•	changes in the types of products and services we provide.

We are dependent on our senior management and their continued performance and productivity.

We are dependent on the continued efforts of the members of our senior management. The loss of any of the members of our senior management may cause a significant disruption in our business, jeopardize existing customer relationships and have a material adverse effect on our business objectives. We do not maintain key man life insurance policies for any senior officer or manager.

If we cannot attract, train and retain qualified employees, we may not be able to provide adequate technical expertise and customer service to our clients.

We believe that our success is due in part to our ability to attract, train and retain highly skilled employees. Competition for qualified personnel in the software and hedge fund industry is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations. Our failure to attract and retain a sufficient number of highly skilled employees could prevent us from developing and servicing our products at the same levels as our competitors, and we may, therefore, lose potential clients and suffer a decline in revenues. Our clients engage in complex trading activities and this complexity increases the likelihood that our employees may make errors. Employee errors, poor employee performance or misconduct may be difficult to detect and deter and could damage our reputation with clients.

If we are unable to protect our proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.

Our success and ability to compete depends in part upon our ability to protect our proprietary technology and other confidential information. We rely on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements, license agreements and technical measures to protect our proprietary technology and other confidential information. We have registered trademarks for some of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, distributors, clients and potential clients. These efforts may be insufficient to prevent third parties from misappropriating or asserting rights in our intellectual property and technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information.

Existing patent and copyright laws afford only limited protection. Third parties may develop substantially equivalent or superseding proprietary technology or may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. A number of third parties hold patents and other intellectual property rights with application in the financial services field. We are thus subject to the risk that such third parties will claim that our products infringe their intellectual property rights, including their patent rights. Such claims, if successful, could result in expensive and time-consuming litigation and in a material loss of our intellectual property rights.

We incorporate open source software into a limited number of our software products. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.

We have acquired and may acquire important technology rights through our acquisitions and have often incorporated and may incorporate features of this technology across many of our products and services. As a result, we are subject to the above risks and the additional risk that the seller of the technology rights may not have appropriately protected the intellectual property rights we acquired. Indemnification and other rights under applicable acquisition documents are limited in term and scope and therefore provide us with only limited protection.

In addition, we rely on third-party software in providing some of our products and services. If we lose our licenses to use such software or if such licenses are found to infringe upon the rights of others, we will need to seek alternative means of obtaining the licensed software to continue to provide our products or services. Our inability to replace such software, or to replace such software in a timely manner, could significantly disrupt our business and adversely affect our financial statements.

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property rights, including patents, trademarks and copyrights. From time to time, we have received notices claiming our technology may infringe third-party intellectual property rights or otherwise threatening to assert intellectual property rights. Any parties asserting that our products or services infringe their proprietary rights could force us to defend ourselves and possibly our clients against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may also be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

We derive substantial revenues from the licensing of, or the provision of software-enabled services related to, our CAMRA, TradeThru, Pacer, AdvisorWare, Portia and Total Return software, and the provision of maintenance and professional services in support of such licensed software.

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare, Portia and Total Return software accounted for approximately 40% of our revenues for the year ended December 31, 2012. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our business and our financial statements.

We may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements.

Rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our software products is complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Current areas of significant technological change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Our ability to keep up with technology and business and regulatory changes is subject to a number of risks, including that:

•	we may find it difficult or costly to update our services and software and to develop new products and services quickly enough to meet our clients’ needs;

•	we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed operating systems;

•	we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, regulatory requirements and other developments in the industries in which our clients operate; and

•	we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.

Our failure to enhance our existing products and services and to develop and introduce new products and services to promptly address the needs of our clients and a changing marketplace could adversely affect our business and financial statements.

Undetected software design defects, errors or failures may result in defects, delays, loss of our clients’ data, litigation against us and harm to our reputation and business.

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs in our software may affect the ability of our products to work with other hardware or software products, delay the development or release of new products or new versions of products, result in the loss of client data, damage our reputation, affect market acceptance of our products or result in the rejection of our products by the market, cause loss of revenues, divert development resources, increase product liability and warranty claims, and increase service and support costs. We cannot be certain that, despite testing by us and our clients, errors will not be found in new products or new versions of products. These product defects or errors in the product operations could cause damages to our clients for which they may assert claims or lawsuits against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from our ongoing operations. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our business and financial statements.

Our business is subject to evolving and other laws.

Our business is subject to evolving and increasing regulation, and our relationships with our clients may subject us to increasing scrutiny from a number of regulators, including the Bermuda Monetary Authority (BMA), Commodity Futures Trading Commission (CFTC), Federal Trade Commission (FTC), Cayman Islands Monetary Authority (CIMA), Commission de Surveillance du Secteur Financier (CSSF), Financial Industry Regulatory Authority (FINRA), Financial Services Authority (FSA), Central Bank of Ireland (CBI), National Futures Association (NFA), the Securities and Exchange Commission (SEC) and other agencies that regulate the financial services, hedge fund and hedge fund services industry in the United States, the United Kingdom and the other jurisdictions in which we operate. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

The European Union’s Alternative Investment Fund Managers Directive (AIFMD) and the United States’ Dodd-Frank Wall Street Reform and Consumer Protection Act, among other initiatives, pose significant changes to the regulatory environment in which we and our clients operate. The ramifications of these regulatory changes remain uncertain. If we fail to comply with any applicable laws, rules or regulations, we may be subject to censure, fines or other sanctions, including revocation of our licenses and/or registrations with various regulatory agencies, criminal penalties and civil lawsuits.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. While our policies mandate compliance with these anti-bribery laws, reckless or other inappropriate acts committed by our affiliates, employees or agents that violate anti-bribery laws could result in severe criminal or civil sanctions.

A failure to comply with these laws, rules or regulations, or allegations of such noncompliance, could adversely affect our business, reputation and financial statements.

A substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the United States.

For the years ended December 31, 2010, 2011 and 2012, international revenues accounted for 32%, 30% and 35%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the United States. Our international business is subject to a variety of risks, including:

•	potential changes in a specific country’s or region’s political or economic climate;

•	the need to comply with a variety of local regulations and laws, U.S. export controls, the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;

•	fluctuations in foreign currency exchange rates;

•	application of discriminatory fiscal policies;

•	potential changes in tax laws and the interpretation of such laws; and

•	potential difficulty enforcing third-party contractual obligations and intellectual property rights.

Such factors could adversely affect our business and financial statements.

We are exposed to fluctuations in currency exchange rates that could negatively impact our operating results and financial condition.

Because a significant portion of our business is conducted outside the United States and significant revenues are generated outside the United States, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in currencies relative to currencies in which our earnings are generated also make it more difficult to perform period-to-period comparisons of our reported results of operations. Because our consolidated financial statements are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency translation or transaction risk, and significant changes in the value of foreign currencies relative to the U.S. dollar could adversely affect our operating results and financial condition.

We do not currently engage in hedging activities. Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health.

To complete our acquisitions of GlobeOp and Thomson Reuters’ PORTIA Business, or the PORTIA Business, we incurred approximately an additional $900 million of debt under a senior credit facility. Borrowings under this facility totaled approximately $1,021 million as of December 31, 2012. The existence of this indebtedness could have adverse consequences. For example, it could:

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

We are currently obligated to make periodic interest payments on our senior debt of approximately $45 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If our business fails to generate sufficient cash flow from operations and future borrowings are not be available to us under our senior credit facility, we may not be able to pay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We may not be able to effect such actions, if necessary, on commercially reasonable terms or at all.

Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue our business strategies.

The agreement governing our senior credit facility limits our ability, among other things, to:

•	incur additional indebtedness;

•	sell assets, including capital stock of certain subsidiaries;

•	pay dividends;

•	consolidate, merge, liquidate or dissolve;

•	acquire companies, products or technologies;

•	enter into transactions with our affiliates; and

•	incur liens.

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

The restrictions contained in the agreement governing our senior credit facility could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock or trading volume in our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing regular reports about us or our business.

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

Shares of our common stock were sold in our initial public offering, or IPO, at a price of $15.00 per share on March 31, 2010, and our common stock has subsequently traded as high as $27.04 and as low as $13.27. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in any of our markets;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

In addition, if the market for technology stocks, financial services stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If the ownership of our common stock continues to be highly concentrated, it will prevent other stockholders from influencing significant corporate decisions.

As of February 25, 2013, investment funds affiliated with Carlyle beneficially owned approximately 27.1% of our common stock, and William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 22.0% of our common stock. We are also party to a stockholders’ agreement with Carlyle and Mr. Stone, pursuant to which Carlyle and Mr. Stone have agreed to vote in favor of nominees to our board of directors nominated by each other. As a result, Carlyle and Mr. Stone may effectively exercise control over matters requiring stockholder approval and our policy and affairs.

The presence of Carlyle’s nominees on our board of directors may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of our existing stockholders may conflict with the interests of our other stockholders. Clients and prospective clients who compete with Carlyle or its other portfolio companies may decide not to do business with us due to the presence of Carlyle’s nominees on our board of directors or because of Carlyle’s ownership of our common stock, which could have a material adverse effect on our financial statements.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our senior credit facility. See “Risk factors — Risks relating to our indebtedness — Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings is obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. Also, SS&C Holdings has no ability to acquire businesses or property or conduct other business activities directly. These limitations could reduce our attractiveness to investors.

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

Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	a classified board of directors so that not all members of our board are elected at one time;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to call special meetings;

•	the ability of our board of directors to make, alter or repeal our bylaws;

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and

•	a prohibition on stockholders from acting by written consent.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their shares of common stock in an acquisition.

Our management is required to devote significant time to public company compliance requirements. This may divert management’s attention from the growth and operation of the business.

The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules subsequently implemented by the SEC and The NASDAQ Global Select Market, impose a number of requirements on public companies, including provisions regarding corporate governance practices. Our management and other personnel devote a significant amount of time to compliance with these requirements. Moreover, these rules and regulations may make some activities time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. As we complete acquisitions and expand our business operations both within the United States and internationally, we will need to continue to test, evaluate and maintain effective internal controls over financial reporting and disclosure controls and procedures. The internal control over financial reporting of GlobeOp will not be audited in connection with the audit of our internal control over financial reporting for the fiscal year ended December 31, 2012. Our compliance with Section 404 requires that we expend significant management time on compliance-related issues. Moreover if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The NASDAQ Global Select Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources, and the market price of our common stock could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate offices, which consist of approximately 76,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in twenty-three other locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Dublin, Ireland; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Singapore; Curacao; Grand Cayman; Bangalore, India; Mumbai, India; Hong Kong; and Sydney, Australia. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS

As described below, the Company’s subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

On April 29, 2009, GlobeOp was named as a defendant in a putative class action, which we refer to as the Anwar Action, filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., or the FG Funds, and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the net asset value of the Greenwich Sentry Fund was $135 million and the Greenwich Sentry Partners Fund was $6 million. GlobeOp has opposed a motion to certify a class of plaintiff-investors, which is currently pending before the court. Discovery is ongoing. The Company cannot predict the outcome of this matter.

GlobeOp was also named as one of five defendants in two derivative actions that were initially filed in New York State Supreme Court on February 13, 2009 and February 17, 2009. Following initial motion practice, the court ordered that the plaintiffs arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee is seeking unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with the Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintains that the prior orders compelling arbitration apply to the litigation trustee. The litigation trustee has not yet commenced arbitration proceedings. The Company cannot predict the outcome of this matter.

GlobeOp’s insurance policy for the time period in which the claims were made is not available to cover these matters. However, GlobeOp secured up to $10 million in insurance coverage for these matters pursuant to a drop-down agreement and release and is pursuing additional coverage. As a result, the Company has been reimbursed approximately $3 million for litigation expenses from the inception of these matters.

GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or their investors. GlobeOp believes that it has strong defenses in the Anwar Action and the actions brought by the litigation trustee and is vigorously contesting these matters.

Millennium Actions

The Millennium Actions have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to valuation agent services performed by GlobeOp for the Millennium Funds. These actions include (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager, which commenced with a request for arbitration on July 11, 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the investment manager in the U.S. class action; and (iii) a claim in the same arbitration proceeding by the Millennium Global Emerging Credit Master Fund Ltd against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the funds and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and the Millennium Emerging Credit Mast Fund Ltd for indemnity, including in respect of the U.S. class action. The Company cannot predict the outcome of these matters.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. In 2012, GlobeOp was reimbursed for litigation costs under the applicable insurance policy.

The Company believes that it has strong defenses to the Millennium Actions and is vigorously contesting these matters.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

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

Our common stock began trading on The NASDAQ Global Select Market under the symbol “SSNC” on March 31, 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High	Low
2012
Fourth quarter	$25.84	$21.00
Third quarter	$27.04	$21.55
Second quarter	$25.27	$20.50
First quarter	$23.61	$17.80

	High	Low
2011
Fourth quarter	$18.53	$13.28
Third quarter	$21.49	$13.50
Second quarter	$20.94	$18.46
First quarter	$21.56	$17.49

On February 25, 2013, the closing price reported on The NASDAQ Global Select Market of our common stock was $24.83 per share. As of February 25, 2013, we had approximately 21 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock. As of February 25, 2013, we had one holder of record of our Class A non-voting common stock.

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

The following graph shows a comparison from March 31, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2012 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index

And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 3/31/2010. Return calculations of indices assume the reinvestment of dividends. We did not pay dividends in the periods depicted.

	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
SS&C Technologies Holdings, Inc.	100	106	105	136	135	132	95	120	155	166	167	153
NASDAQ Composite-Total Returns	100	88	99	112	117	117	102	111	132	125	134	130
NASDAQ Computer & Data Processing Index	100	84	99	113	117	116	105	110	126	121	129	125

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	2012(5)	2011(4)	2010(3)	2009(2)	2008 (1)
	(In thousands, except per share data)
STATEMENT OF COMPREHENSIVE INCOME
Revenues	$551,842	$370,828	$328,905	$270,915	$280,006
Operating income	123,216	93,777	79,840	67,103	65,083
Net income	45,820	51,021	32,413	19,018	18,801
Earnings per share
Basic	$0.59	$0.67	$0.47	$0.31	$0.31
Diluted	$0.55	$0.63	$0.44	$0.30	$0.30
Weighted average shares outstanding
Basic	78,321	76,482	69,027	60,381	60,284
Diluted	82,888	80,709	73,079	63,653	63,700
Cash dividends declared per share	—	—	—	—	—
BALANCE SHEET
Total assets	$2,362,905	$1,207,608	$1,275,726	$1,185,641	$1,127,353
Total long-term debt, including current portion	1,012,138	100,000	290,794	397,259	408,726
Stockholders’ equity	1,075,503	980,103	857,183	645,987	587,253

(1)	On October 1, 2008, we acquired the assets and business of Micro Design Services, LLC.
(2)	On March 20, 2009, we acquired the assets and business of Evare, LLC. On May 29, 2009, we acquired the assets and business associated with Unisys Corporation’s MAXIMIS software. On November 19, 2009, we acquired all of the outstanding stock of TheNextRound, Inc. On December 31, 2009, we acquired Tradeware Global Corp., through the merger of TG Acquisition Corp., our wholly-owned subsidiary, with and into Tradeware Global Corp., with Tradeware Global Corp., being the surviving company and becoming our wholly-owned subsidiary.
(3)	On February 3, 2010, we acquired the assets and business associated with Geller & Company LLC’s Geller Investment Partnership Services division. On October 1, 2010, we acquired all of the outstanding stock of thinkorswim Technologies, Inc. On December 6, 2010, we acquired the all of the outstanding stock of PC Consulting d/b/a TimeShareWare. See Note 12 to our consolidated financial statements.
(4)	On March 10, 2011, we acquired all of the outstanding stock of BenefitsXML, Inc. On September 8, 2011, we acquired all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited, a division of BDO. See Note 12 to our consolidated financial statements.
(5)	On May 9, 2012, we acquired the assets and business associated with Thomson Reuter’s PORTIA Business. In the second quarter of 2012, we acquired of all of the outstanding stock of GlobeOp Financial Services, S.A. On September 27, 2012, we acquired the assets and business of Gravity Financial. See Note 12 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 5,500 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Since 2009, through a combination of strategic acquisitions and internal development of new products and services, we have expanded our presence in current markets and entered new markets, increased our contractually recurring revenues, enhanced our operating income and expanded our reach in the financial services market. Our acquisitions since 2009 have expanded our offerings for alternative investment managers, added to our portfolio management systems and provided us with new trading products for broker-dealers and financial exchanges. Our acquisitions of GlobeOp and the PORTIA Business in 2012 significantly expanded our geographic footprint, most notably in Europe and Asia, and our client base and added broader employee expertise.

Our contractually recurring revenues, which we define as our maintenance revenues and software-enabled services revenues, were $500.2 million in 2012, compared to $324.3 million and $284.5 million in 2011 and 2010, respectively. In 2012, contractually recurring revenues represented 90.6% of total revenues, compared to 87.4% and 86.5% in 2011 and 2010, respectively. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $191.4 million in 2012, compared to $111.1 million and $104.3 million in 2011 and 2010, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2009, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of maintenance clients. Our software-enabled services revenues increased from $211.8 million in 2010 to $406.5 million in 2012. Our maintenance revenues increased from $72.7 million in 2010 to $93.8 million in 2012. Maintenance customer retention rates have continued to be in excess of 90% for our core enterprise products, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we typically have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have served to improve gross margins, although our acquisitions of GlobeOp and the PORTIA Business in 2012 have added a significant amount of amortization expense related to intangible assets, which has resulted in an initial decrease in gross margins. Gross margins have decreased from 49.6% in 2010 to 45.7% in 2012.

In connection with the acquisitions of GlobeOp and the PORTIA Business in the second quarter of 2012, we entered into a new credit agreement, which is described below in Credit Facility, to fund a portion of the purchase price and refinance amounts outstanding under our prior senior credit facility.

We generated $134.4 million in cash from operating activities in 2012, compared to $110.4 million and $75.6 million in 2011 and 2010, respectively. In 2012, we used our operating and financing cash flow and existing cash to acquire four businesses for $967.1 million, repay $165.6 million of debt, refinance $260.0 million of our prior senior credit facility, invest $17.2 million in capital equipment in our business and invest $1.1 million in internally-developed capitalized software.

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2010, we have spent approximately $1,034 million using cash and debt financing (as discussed in Notes 6 and 12 to our consolidated financial statements) to acquire ten businesses in the financial services industry.

The following table lists the businesses we have acquired since January 1, 2010:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Hedgemetrix LLC Gravity GlobeOp	October 2012 September 2012 June 2012	Expanded fund administration services in southwest USA Expanded fund administration services in northeast USA Expanded fund administration services in hedge fund and other asset management sectors
The PORTIA Business	May 2012	Added portfolio management software and outsourcing services for institutional managers
Acquisition of Teledata Communications, Inc. Software Ireland Fund Admin BenefitsXML TimeShareWare	December 2011 September 2011 March 2011 December 2010

Added background search and credit retrieval software-as-a-service

Expanded fund administration services to UCITS funds

Added employee benefits administration solutions

Added shared ownership property management platform to real estate offering

thinkorswim Technologies	October 2010	Added electronic OMS/EMS offering in broker-dealer market
GIPS	February 2010	Expanded fund administration services to private equity market

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the above operations for the respective time periods each were owned by SS&C.

Results of Operations

Revenues

Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients, while our software license and professional services revenues tend to fluctuate based on the number of new licensing clients. Maintenance revenues vary based on the rate by which we add or lose maintenance clients over time and, to a lesser extent, on the annual increases in maintenance fees, which are generally tied to the consumer price index.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Software-enabled services	74%	67%	65%
Software licenses	4	6	7
Maintenance	17	21	22
Professional services	5	6	6

Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2012	2011	2010	2012	2011
Revenues:
Software-enabled services	$406,477	$246,007	$211,792	65%	16%
Software licenses	22,466	23,507	23,683	(4)	(1)
Maintenance	93,760	78,266	72,703	20	8
Professional services	29,139	23,048	20,727	26	11

Total revenues	$551,842	$370,828	$328,905	49	13

Fiscal 2012 versus Fiscal 2011. Our revenues increased in 2012 as compared to 2011 primarily due to revenues related to the acquisitions of GlobeOp and the PORTIA Business, which contributed $168.1 million in revenues, as well as a continued increase in demand for our hedge fund and private equity services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $0.9 million, resulting from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, Euro and the British pound. Our maintenance and professional services revenues experienced substantial increases due to revenues related to the PORTIA Business, which contributed $16.4 million and $3.1 million, respectively. Additionally, professional services revenues experienced an increase in product implementation projects.

Fiscal 2011 versus Fiscal 2010. Our revenues increased in 2011 as compared to 2010 primarily due to an increase in demand for our software-enabled services from alternative asset managers, revenues for businesses and products that we acquired through our acquisitions and the favorable impact from foreign currency translation of $3.5 million, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our maintenance revenues increased due to revenues from acquisitions and annual increases in fees, which is generally tied to the percentage change in the consumer price index. Overall, our professional services revenues increased due to revenues from acquisitions.

Cost of Revenues

Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. Cost of software license revenues consists primarily of amortization of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services.

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Cost of revenues:
Cost of software-enabled services	58%	52%	53%
Cost of software licenses	28	29	33
Cost of maintenance	43	45	45
Cost of professional services	65	67	67
Total cost of revenues	54	50	50
Gross margin percentage	46	50	50

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2012	2011	2010	2012	2011
Cost of revenues:
Cost of software-enabled services	$234,214	$126,921	$111,516	85%	14%
Cost of software licenses	6,336	6,825	7,750	(7)	(12)
Cost of maintenance	40,394	34,993	32,712	15	7
Cost of professional services	18,973	15,549	13,954	22	11

Total cost of revenues	$299,917	$184,288	$165,932	63	11

Fiscal 2012 versus Fiscal 2011. Our gross margin decreased in 2012 primarily due to amortization expense related to intangible assets acquired in the acquisitions of GlobeOp and the PORTIA Business. Our total cost of revenues increased in 2012 primarily as a result of costs associated with acquired businesses. These increases were partially offset by a decrease in stock-based compensation expense due to the final vesting of performance-based stock options in 2011 and in costs of $0.7 million related to the favorable effect of foreign currency translation. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers.

Fiscal 2011 versus Fiscal 2010. Our gross margin was unchanged from 2010 to 2011. Our total cost of revenues increased in 2011 primarily as a result of an increase in costs to support the increase demand for services from alternative asset managers, our acquisitions, an increase in costs of $1.8 million related to the unfavorable effect of foreign currency translation and an increase in amortization expense, partially offset by a decrease in stock-based compensation expense.

Operating Expenses

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. Transaction costs consist primarily of legal, third-party valuation and other fees related to our acquisitions of GlobeOp and the PORTIA Business.

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Operating expenses:
Selling and marketing	6%	8%	8%
Research and development	8	10	10
General and administrative	6	8	8
Transaction costs	3	—	—
Total operating expenses	23	25	25

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2012	2011	2010	2012	2011
Operating expenses:
Selling and marketing	$33,858	$28,892	$25,229	17%	15%
Research and development	45,779	35,650	31,442	28	13
General and administrative	34,797	28,221	26,462	23	7
Transaction costs	14,275	—	—	100	—

Total operating expenses	$128,709	$92,763	$83,133	39	12

Fiscal 2012 versus 2011. The increase in total operating expenses in 2012 was primarily due to our acquisitions and the transaction costs associated with our acquisitions of GlobeOp and the PORTIA Business, partially offset by a decrease in stock-based compensation expense and a decrease of $0.4 million related to the favorable effect of foreign currency translation.

Fiscal 2011 versus 2010. The increase in total operating expenses in 2011 was primarily due to the acquisition of TimeShareWare and BenefitsXML, Inc., or BXML, an increase in professional fees associated with of those acquisitions, an increase in costs of $1.0 million related to the unfavorable effect of foreign currency translation and an increase in costs related to stock-based compensation.

Comparison of Fiscal 2012, 2011 and 2010 for Interest, Taxes and Other

Interest income and interest expense. We had interest expense of $32.9 million in 2012 compared to $14.7 million in 2011 and $30.6 million in 2010. The increase in interest expense in 2012 reflects the higher average debt balance resulting from the new credit facility, which was entered into in connection with the acquisitions of GlobeOp and the PORTIA Business, and the related amortization of an original issue discount. The decrease in interest expense in 2011 reflects the lower average debt balance resulting from net repayments of debt of $191.1 million during 2011, which includes the redemptions of our 11 3/4% senior subordinated notes due 2013 in March and December 2011 and the full repayment of the senior credit facility under our then-existing credit agreement, which we refer to as the Prior Facility. These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. Other expense, net for 2012 consists primarily of foreign currency transaction losses and a loss recorded on foreign currency contracts associated with our acquisition of GlobeOp, which is discussed further in Note 12 to our consolidated financial statements. Other (expense) income, net for 2011 and 2010 consisted primarily of changes in accrued earn-out liabilities and foreign currency transaction gains and losses.

Loss on extinguishment of debt. Loss on extinguishment of debt in 2012 consisted of write-offs of deferred financing costs associated with the repayment of our prior senior credit facility. Loss on extinguishment of debt in 2011 consisted of note redemption premiums and write-offs of deferred financing costs associated with the redemption of the remaining $133.3 million of our 11  3/4% senior subordinated notes due 2013. The redemption of our notes is discussed further in “Liquidity and Capital Resources.”

Provision for Income Taxes.

The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Provision for income taxes	$24,665	$22,918	$12,034
Effective tax rate	35%	31%	27%

Our 2012, 2011 and 2010 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in effective rate from 2011 to 2012 was primarily due to the impact of a valuation allowance recorded on deferred tax assets and non-deductible transaction costs, partially offset by the favorable impact of a rate change in the United Kingdom. The increase in effective rate from 2010 to 2011 was primarily due to benefits recorded in 2010 relating to changes in statutory rates and the release of uncertain tax positions. We had $139.7 million of deferred tax liabilities and $26.4 million of deferred tax assets at December 31, 2012.

Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where the statutory rates were 26.5%, 32.4% and 24.5%, respectively, in 2012. The statutory rates for Canada and the United Kingdom were 28.2% and 26.0%, respectively, in 2011 and 30.4% and 28.0%, respectively, in 2010. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash and cash equivalents at December 31, 2012 were $86.2 million, an increase of $45.9 million from $40.3 million at December 31, 2011. The increase in cash is due primarily to cash provided by operations and cash received from borrowings, partially offset by cash used for acquisitions, net repayments of debt and capital expenditures.

Net cash provided by operating activities was $134.4 million in 2012. Cash provided by operating activities was primarily due to net income of $45.8 million adjusted for non-cash items of $81.2 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $7.4 million. The changes in our working capital accounts were driven by increases in deferred revenues, accrued expenses and other liabilities and accounts payable, decreases in prepaid expenses and other assets and a change in income taxes prepaid and payable, partially offset by increases in accounts receivable. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to the increase in revenue associated with our acquisitions and an increase in days’ sales outstanding from 44 days at December 31, 2011 to 48 days at December 31, 2012. The change in income tax benefit related to exercise of stock options (included in the non-cash items) and income taxes prepaid and payable was primarily related to income tax prepayments in 2011.

Investing activities used net cash of $985.0 million in 2012, primarily related to $967.1 million in cash paid for our acquisitions, $17.2 million in cash paid for capital expenditures and $1.1 million in cash paid for capitalized software, partially offset by $0.4 million in proceeds from the sale of property and equipment.

Financing activities provided net cash of $894.5 million in 2012, representing $1,304.0 million in net proceeds from our credit facilities, proceeds of $14.4 million from stock option exercises and income tax windfall benefits of $3.5 million related to the exercise of stock options, partially offset by $165.6 million in repayments of debt, $260.0 million to refinance the prior senior credit facility and $1.8 million related to the payment of the BXML contingent consideration liability.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2012, we held approximately $49.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of December 31, 2012, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of funds at our Canadian operations. At December 31, 2012, we held approximately $20.3 million in cash by subsidiaries of our foreign debt holder that will be used to facilitate debt servicing of our foreign debt holder. At December 31, 2012, we held approximately $14.0 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $2.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Short-term and long-term debt	$1,021,000	$22,248	$66,859	$238,306	$693,587	$—
Interest payments(1)	266,215	45,440	88,003	82,614	50,158	—
Operating lease obligations(2)	70,404	16,391	22,658	14,954	16,401	—
Purchase obligations(3)	9,861	8,445	1,043	343	30	—
Uncertain tax positions and related interest(4)	10,730	—	—	—	—	10,730

Total contractual obligations	$1,378,210	$92,524	$178,563	$336,217	$760,176	$10,730

(1)	Reflects interest payments on our Credit Facility at an assumed interest rate of one-month LIBOR of 0.21% plus 2.75% for U.S. dollar loans on our Term A-2 facility and 5.00% on our Term B-1 and B-2 facilities.
(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.4 million for the year ended December 31, 2012 and $1.3 million for each of the years ended December 31, 2011 and 2010. The effect of the rental income to be received in the future has not been included in the table above.
(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

(4)	As of December 31, 2012, our liability for uncertain tax positions and related net interest payable was $7.8 million and $2.9 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Credit Facility

On March 14, 2012, in connection with our acquisition of GlobeOp, we entered into a Credit Agreement with SS&C and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Sarl, as the borrowers. The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100 million in commitments. The revolving credit facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the revolving credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans bear interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of December 31, 2012, there was $290.7 million in principal amount outstanding under the term A-2 facility, $661.8 million in principal amount outstanding under the term B-1 facility and $68.5 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of December 31, 2012, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of December 31, 2012, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Credit Agreement, which is a material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

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

Consolidated EBITDA is not a recognized measurement under generally accepted accounting principles, GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$45,820	$51,021	$32,413
Interest expense, net(1)	36,856	19,415	35,892
Income tax provision	24,665	22,918	12,034
Depreciation and amortization	75,814	42,224	40,728

EBITDA	183,155	135,578	121,067
Purchase accounting adjustments(2)	894	(373)	(238)
Capital-based taxes	(785)	354	1,091
Unusual or non-recurring charges (gains) (3)	31,629	2,355	(325)
Acquired EBITDA (4)	35,531	1,192	6,392
Stock-based compensation	5,590	13,493	13,254
Other(5)	(17)	(183)	39

Consolidated EBITDA, as defined	$255,997	$152,416	$141,280

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Consolidated Statements of Comprehensive Income
(2)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include transaction costs, losses on currency contracts, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with the bond redemptions and acquisitions.
(4)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(5)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2012 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	3.65x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Critical Accounting Estimates

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, goodwill and other intangible assets and other contingent liabilities. Actual results may differ significantly from the estimates contained in our consolidated financial statements. We believe that the following are our critical accounting policies.

Revenue Recognition

Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues.

Software-enabled services revenues, which are based on a monthly fee or are transaction-based, are recognized as the services are performed. Software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

We recognize software-enabled services revenues on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured. We do not recognize any revenues before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon our summarization of account information and trading volume.

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

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance, unless such acceptance is deemed perfunctory. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on vendor-specific objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and customer support arrangement based on the fair value, which is derived from substantive renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance agreements generally require us to provide technical support and software updates to our clients (on a when-and-if-available basis). We generally provide maintenance services under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the contract.

We also sell term licenses with maintenance. These arrangements range from one to seven years where vendor-specific objective evidence does not exist for the maintenance element in the term licenses. Revenues are recognized ratably over the contractual term of the arrangement.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill based on our reporting unit structure by comparing fair value to carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value exceeded the carrying value by more than 25% at December 31, 2012.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2012, 2011 and 2010 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified stock options. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

Income Taxes

The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Consolidated Statements of Comprehensive Income. On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. The carrying value of our deferred tax assets and liabilities is recorded based on the statutory rates that we expect our deferred tax assets and liabilities to reverse into income. We estimate the state rate at which our deferred tax assets and liabilities will reverse based on estimates of state income apportionment for future years. Each of these estimates requires significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

As of December 31, 2012, we had $7.8 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. We recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on our results of operations or financial position.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02, to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-12 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2012, we had total variable interest rate debt of $1,021.0 million. As of December 31, 2012, a 1% change in interest rates would result in a change in interest expense of approximately $4.7 million per year.

During 2012, approximately 35% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2012. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012. In May 2012, the Company acquired GlobeOp Financial Services, S.A., or GlobeOp. Management has excluded all of these acquired GlobeOp-related entities from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. These acquired GlobeOp entities’ total assets and total revenues represent 41% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ Normand A. Boulanger	Director	February 28, 2013
Normand A. Boulanger

/s/ Campbell R. Dyer	Director	February 28, 2013
Campbell R. Dyer

/s/ William A. Etherington	Director	February 28, 2013
William A. Etherington

/s/ Allan M. Holt	Director	February 28, 2013
Allan M. Holt

/s/ Claudius E. Watts, IV	Director	February 28, 2013
Claudius E. Watts, IV

/s/ Jonathan E. Michael	Director	February 28, 2013
Jonathan E. Michael

/s/ David A. Varsano	Director	February 28, 2013
David A. Varsano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting, in May 2012, the Company acquired GlobeOp Financial Services, S.A., or GlobeOp. Management has excluded all of these acquired GlobeOp-related entities from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded all of these acquired GlobeOp-related entities from our audit of internal control over financial reporting. These acquired GlobeOp entities’ total assets and total revenues represent 41% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 28, 2013

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$86,160	$40,318
Accounts receivable, net of allowance for doubtful accounts of $2,359 and $2,006, respectively (Note 3)	91,690	47,201
Prepaid expenses and other current assets	11,548	5,214
Prepaid income taxes	9,651	788
Deferred income taxes (Note 5)	5,408	889
Restricted cash	2,460	1,149

Total current assets	206,917	95,559
Property, plant and equipment:
Land	2,655	—
Building and improvements	28,557	6,468
Equipment, furniture, and fixtures	58,046	34,802

	89,258	41,270
Less accumulated depreciation	(34,219)	(26,966)

Net property, plant and equipment	55,039	14,304
Deferred income taxes (Note 5)	1,459	1,111
Goodwill	1,559,607	931,639
Intangible and other assets, net of accumulated amortization of $255,449 and $188,907, respectively	539,883	164,995

Total assets	$2,362,905	$1,207,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$22,248	$—
Accounts payable	10,528	4,170
Income taxes payable	1,314	—
Accrued employee compensation and benefits	39,812	19,770
Other accrued expenses	22,650	14,153
Deferred maintenance and other revenue	63,700	46,395

Total current liabilities	160,252	84,488
Long-term debt, net of current portion (Note 6)	989,890	100,000
Other long-term liabilities	17,102	14,081
Deferred income taxes (Note 5)	120,158	28,936

Total liabilities	1,287,402	227,505

Commitments and contingencies (Note 14)
Stockholders’ equity (Notes 4 and 11):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 1,429 shares issued and outstanding, of which 13 and 64 are unvested, respectively	14	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 78,141 shares and 76,723 shares issued, respectively, and 77,653 shares and 76,235 shares outstanding, respectively	781	767
Additional paid-in capital	853,455	829,994
Accumulated other comprehensive income	51,518	25,413
Retained earnings	175,554	129,734

	1,081,322	985,922
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,075,503	980,103

Total liabilities and stockholders’ equity	$2,362,905	$1,207,608

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Software-enabled services	$406,477	$246,007	$211,792
Software licenses	22,466	23,507	23,683
Maintenance	93,760	78,266	72,703
Professional services	29,139	23,048	20,727

Total revenues	551,842	370,828	328,905

Cost of revenues:
Software-enabled services	234,214	126,921	111,516
Software licenses	6,336	6,825	7,750
Maintenance	40,394	34,993	32,712
Professional services	18,973	15,549	13,954

Total cost of revenues	299,917	184,288	165,932

Gross profit	251,925	186,540	162,973

Operating expenses:
Selling and marketing	33,858	28,892	25,229
Research and development	45,779	35,650	31,442
General and administrative	34,797	28,221	26,462
Transaction costs	14,275	—	—

Total operating expenses	128,709	92,763	83,133

Operating income	123,216	93,777	79,840
Interest income	417	120	170
Interest expense	(32,918)	(14,748)	(30,582)
Other (expense) income, net	(15,875)	(423)	499
Loss on extinguishment of debt	(4,355)	(4,787)	(5,480)

Income before income taxes	70,485	73,939	44,447
Provision for income taxes (Note 5)	24,665	22,918	12,034

Net income	$45,820	$51,021	$32,413

Basic earnings per share	$0.59	$0.67	$0.47

Basic weighted average number of common shares outstanding	78,321	76,482	69,027

Diluted earnings per share	$0.55	$0.63	$0.44

Diluted weighted average number of common and common equivalent shares outstanding	82,888	80,709	73,079

Net income	$45,820	$51,021	$32,413
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	26,105	(7,286)	13,448
Change in unrealized loss on interest rate swaps, net of tax	—	—	2,815

Total comprehensive income (loss), net of tax	26,105	(7,286)	16,263

Comprehensive income	$71,925	$43,735	$48,676

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flow from operating activities:
Net income	$45,820	$51,021	$32,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,814	42,224	40,728
Amortization and write-offs of loan origination costs	9,215	4,485	3,392
Income tax benefit related to exercise of stock options	(3,531)	(4,934)	(5,064)
Deferred income taxes	(6,350)	(12,423)	(13,700)
Stock-based compensation expense	5,590	13,493	13,254
Provision for doubtful accounts	413	802	831
Loss (gain) on sale or disposition of property and equipment	13	11	(9)
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(14,051)	(1,818)	1,066
Prepaid expenses and other assets	7,579	(324)	(133)
Income taxes prepaid and payable	5,039	9,115	7,137
Accounts payable	1,835	278	(1,041)
Accrued expenses	3,015	4,076	(2,660)
Deferred maintenance and other revenue	4,021	4,401	(647)

Net cash provided by operating activities	134,422	110,407	75,567

Cash flow from investing activities:
Additions to property and equipment	(17,187)	(6,222)	(4,834)
Proceeds from sale of property and equipment	374	—	—
Cash paid for business acquisitions, net of cash acquired (Note 12)	(967,149)	(20,577)	(45,815)
Additions to capitalized software	(1,105)	(1,406)	(509)
Other	87	(1,149)	59

Net cash used in investing activities	(984,980)	(29,354)	(51,099)

Cash flow from financing activities:
Cash received from debt borrowings, net of loan origination costs	1,304,037	100,000	—
Repayments of debt	(425,600)	(291,050)	(108,120)
Income tax benefit related to exercise of stock options	3,531	4,934	5,064
Proceeds from common stock issuance, net	—	51,971	134,558
Proceeds from exercise of stock options	14,354	8,787	10,813
Payment of contingent consideration	(1,800)	—	—
Purchase of common stock for treasury	—	—	(1,169)

Net cash provided by (used in) financing activities	894,522	(125,358)	41,146

Effect of exchange rate changes on cash	1,878	(220)	174

Net increase (decrease) in cash	45,842	(44,525)	65,788
Cash, beginning of period	40,318	84,843	19,055

Cash, end of period	$86,160	$40,318	$84,843

Supplemental disclosure of cash paid for:
Interest	$29,550	$14,210	$29,291
Income taxes, net of refunds	$28,817	$25,247	$18,344

Supplemental disclosure of non-cash investing activities:

See Note 12 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Class A Common Stock		Common Stock				Accumulated
	Number of Issued Shares	Amount	Number of Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands)
Balance, at December 31, 2009	—	—	60,807	608	587,293	46,300	16,436	(4,650)	645,987
Net income	—	—	—	—	—	32,413	—	—	32,413
Foreign exchange translation adjustment	—	—	—	—	—	—	13,448	—	13,448
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	2,815	—	2,815
Stock-based compensation expense	—	—	—	—	13,254	—	—	—	13,254
Exercise of options	637	6	1,848	19	10,788	—	—	—	10,813
Income tax benefit related to exercise of stock options	—	—	—	—	5,064	—	—	—	5,064
Issuance of common stock	154	2	9,834	98	134,458				134,558
Purchase of common stock	—	—	—	—	—	—	—	(1,169)	(1,169)

Balance, at December 31, 2010	791	$8	72,489	$725	$750,857	$78,713	$32,699	$(5,819)	$857,183
Net income	—	—	—	—	—	51,021	—	—	51,021
Foreign exchange translation adjustment	—	—	—	—	—	—	(7,286)	—	(7,286)
Stock-based compensation expense	—	—	—	—	13,493	—	—	—	13,493
Exercise of options	638	6	1,134	11	8,770	—	—	—	8,787
Income tax benefit related to exercise of stock options	—	—	—	—	4,934	—	—	—	4,934
Issuance of common stock	—	—	3,100	31	51,940	—	—	—	51,971

Balance, at December 31, 2011	1,429	$14	76,723	$767	$829,994	$129,734	$25,413	$(5,819)	$980,103
Net income	—	—	—	—	—	45,820	—	—	45,820
Foreign exchange translation adjustment	—	—	—	—	—	—	26,105	—	26,105
Stock-based compensation expense	—	—	—	—	5,590	—	—	—	5,590
Exercise of options	—	—	1,418	14	14,340	—	—	—	14,354
Income tax benefit related to exercise of stock options	—	—	—	—	3,531	—	—	—	3,531

Balance, at December 31, 2012	1,429	$14	78,141	$781	$853,455	$175,554	$51,518	$(5,819)	$1,075,503

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

1. Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in the United Kingdom, the Netherlands, Singapore, Malaysia, Ireland, Australia, Curacao, Grand Cayman, Hong Kong and India. The Company’s portfolio of over 75 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

1. Alternative investments;

2. Insurance and pension funds;

3. Asset and wealth management;

4. Financial institutions;

5. Commercial lenders;

6. Real estate property management;

7. Municipal finance; and

8. Financial markets.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectability of accounts receivable, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

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

The Company recognizes software-enabled services revenues on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured. The Company does not recognize any revenue before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $2.4 million and $1.8 million are included in the December 31, 2012 and 2011 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $0.5 million and $0.2 million for each of the years ended December 31, 2012 and 2011. There was no amortization expense related to capitalized software development costs for the year ended December 31, 2010.

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

Other (Expense) Income, Net

Other expense, net for 2012 consists primarily of foreign currency transaction losses of $12.4 million and a loss of $3.8 million recorded on foreign currency contracts associated with the acquisition of GlobeOp Financial Services, S.A. (“GlobeOp”), which is discussed further in Note 12. These losses were partially offset by a reduction of the Company’s remaining contingent consideration liability associated with the BenefitsXML, Inc. (“BXML”) acquisition from $0.3 million to $0. Other expense, net for 2011 consists primarily of an increase of $0.5 million in the contingent consideration liability from $1.8 million to $2.3 million, fees of $0.3 million associated with the redemption of SS&C’s 11 3/4 senior subordinated notes due 2013, which is discussed further in Note 6 below, and foreign currency transaction losses of $0.1 million. These costs were partially offset by a refund of facilities charges of $0.5 million. Other income, net for 2010 consists primarily of a reduction of $1.0 million in the Company’s contingent consideration liability associated with the TheNextRound, Inc. (“TNR”) acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million.

Income Taxes

The Company accounts for income taxes in accordance with the relevant accounting literature. An asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that are recognized in the Company’s financial statements and tax returns in different years. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2012 and 2011.

Restricted Cash

Restricted cash includes monies held by a bank as security for a letter of credit issued due to lease requirements for office space. The letter of credit is expected to be renewed within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheet. Additionally, it is included in other investing activities on the Consolidated Statement of Cash Flows.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life
Land	—
Buildings and improvements	40 years
Equipment	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $10.7 million, $5.4 million and $5.6 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2011, the Company incurred a total of $0.9 million in professional fees and other costs related to its secondary offering. These costs were netted against the related offering proceeds in the accompanying financial statements. There were no such costs during the year ended December 31, 2012.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2012 or 2011. The first step of the impairment analysis, which is based on our reporting unit structure, indicated that the fair value exceeded the carrying value by more than 25% at December 31, 2012. There were no other indefinite-lived intangible assets as of December 31, 2012 or 2011.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2010	$926,668
2011 acquisitions	12,913
Adjustments to previous acquisitions	815
Income tax benefit on Rollover options exercised	(2,792)
Effect of foreign currency translation	(5,965)

Balance at December 31, 2011	931,639
2012 acquisitions	610,073
Adjustments to previous acquisitions	53
Income tax benefit on Rollover options exercised	(37)
Effect of foreign currency translation	17,879

Balance at December 31, 2012	$1,559,607

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 17 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $64.6 million, $36.6 million and $35.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2012	2011
Customer relationships	$596,396	$252,228
Completed technology	123,787	74,011
Trade names	35,524	18,596
Other	2,981	2,341

	758,688	347,176
Less: accumulated amortization	(254,259)	(188,247)

	$504,429	$158,929

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2012, is expected to approximate (in thousands):

Year Ending December 31,
2013	$84,956
2014	82,501
2015	80,336
2016	71,595
2017	53,738

$373,126

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2012 and 2011, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other (expense) income in the results of operations in the periods in which they occur.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2012-12 on its consolidated financial statements.

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding — used in calculation of basic earnings per share	78,321	76,482	69,027
Weighted average common stock equivalents — options and restricted shares	4,567	4,227	4,052

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	82,888	80,709	73,079

Options to purchase 703,446, 272,266 and 1,267,293 shares were outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

3. Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2012	2011
Accounts receivable	$62,673	$34,655
Unbilled accounts receivable	31,376	14,552
Allowance for doubtful accounts	(2,359)	(2,006)

Total accounts receivable, net	$91,690	$47,201

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2012	2011	2010
Balance at beginning of period	$2,006	$1,986	$1,425
Charge to costs and expenses	413	802	831
Write-offs, net of recoveries	(400)	(758)	(364)
Other adjustments	340	(24)	94

Balance at end of period	$2,359	$2,006	$1,986

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4. Stockholders’ Equity

At December 31, 2012, 100,000,000 shares of common stock were authorized and 78,141,289 and 77,653,476 shares of common stock were issued and outstanding, respectively. At December 31, 2011, 100,000,000 shares of common stock were authorized and 76,723,255 and 76,235,442 shares of common stock were issued and outstanding, respectively. During the years ended December 31, 2012 and 2011, the Company did not repurchase any shares of common stock.

At December 31, 2012 and 2011, 5,000,000 shares of Class A non-voting common stock were authorized and 1,428,846 shares were issued and outstanding, of which 12,824 and 64,104 were unvested, respectively.

5. Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$50,710	$47,082	$20,712
Foreign	19,775	26,857	23,735

Income before income taxes	$70,485	$73,939	$44,447

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$13,690	$20,140	$12,572
Foreign	12,169	10,052	9,464
State	5,156	5,149	3,698

Total	31,015	35,341	25,734

Deferred:
Federal	(3,085)	(7,411)	(7,062)
Foreign	(3,649)	(2,061)	(2,605)
State	384	(2,951)	(4,033)

Total	(6,350)	(12,423)	(13,700)

Total	$24,665	$22,918	$12,034

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Computed “expected” tax expense	$24,670	$25,879	$15,556
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	2,097	1,635	1,790
Foreign operations	(4,693)	(4,077)	(2,988)
Rate change impact on tax liabilities	(2,367)	—	(1,024)
Effect of valuation allowance	3,525	(19)	38
Uncertain tax positions	(193)	607	(1,051)
Non-deductible transaction costs	1,723	54	39
Other	(97)	(1,161)	(326)

Provision for income taxes	$24,665	$22,918	$12,034

The components of deferred income taxes at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Deferred compensation	$14,772	$—	$15,515	$—
Tax credit carryforwards	4,911	—	3,654	—
Acquired technology	—	5,544	3,641	—
Accrued expenses	1,850	—	1,690	—
Net operating loss carryforwards	8,429	—	1,411	—
Impaired investment interest	827	—	817	—
Purchased in-process research and development	229	—	450	—
Other	362	—	449	—
Property and equipment	—	3,998	—	2,356
Trade names	—	7,071	—	3,208
Other intangible assets	—	13,728	—	10,071
Customer relationships	—	109,318	—	37,723

Total	31,380	139,659	27,627	53,358
Valuation allowance	(5,012)	—	(1,205)	—

Total	$26,368	$139,659	$26,422	$53,358

At December 31, 2012, the Company had not accrued deferred income taxes on unremitted earnings of non-U.S. subsidiaries. The earnings were approximately $48.6 million as of December 31, 2012. It is not practicable to estimate the amount of tax that would be payable upon repatriation of the earnings as such earnings are expected to be permanently reinvested overseas.

At December 31, 2012, the Company had foreign net operating loss carryforwards of $16.7 million, of which $15.0 million can be carried forward indefinitely. The remaining $1.7 million begin to expire in 2017. The Company had domestic federal and state net operating loss carryforwards of $8.0 million and $11.2 million, respectively, which expire in 2031.

At December 31, 2012, the Company had tax credit carryforwards of $4.9 million relating to domestic and foreign jurisdictions, of which $3.4 million relate to domestic tax credits that will be utilized before they begin to expire in 2013 and $1.5 million relate to alternative minimum tax credit carryforwards at our India operations that will be utilized before they begin to expire in 2020.

The Company has recorded valuation allowances of $5.0 million at December 31, 2012 and $1.2 million at 2011 related to net operating loss carryforwards in certain state and foreign jurisdictions.

We operate under tax holidays in some foreign jurisdictions, which begin to expire in 2017. The availability of the tax holidays are subject to fulfillment of certain conditions. The impact of the tax holidays decreased foreign taxes by $0.9 million for the year ended December 31, 2012. The benefit of the tax holidays on net income per share (diluted) was $0.01 for the year ended December 31, 2012.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2012 and 2011 (in thousands):

Balance at January 1, 2011	$9,537
Increases related to current year tax positions	150
Foreign exchange translation adjustment	(108)

Balance at December 31, 2011	9,579
Increases related to current year tax positions	380
Increases related to acquired tax positions	218
Lapse in statute of limitation	(2,482)
Foreign exchange translation adjustment	137

Balance at December 31, 2012	$7,832

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.6 million during both 2012 and 2011 and has recorded a total liability for potential penalties and interest of $2.9 million and $2.3 million at December 31, 2012 and 2011, respectively. Unrecognized tax benefits of approximately $7.6 million are likely to be recognized within the next 12 months due to the lapse of a statute of limitation. The Company’s unrecognized tax benefits as of December 31, 2012 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2012.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, United Kingdom, India, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2008, 2008, 2009, 2008, 2008 and 2010, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2008 and 2009.

6. Debt

At December 31, 2012 and 2011, debt consisted of the following (in thousands):

	December 31,
	2012	2011
Credit facility, weighted-average interest rate of 4.42%	$1,021,000	$—
Unamortized original issue discount	(8,862)	—
Senior credit facility, weighted-average interest rate of 2.03%	—	100,000

	1,012,138	100,000
Short-term borrowings and current portion of long-term debt	(22,248)	—

Long-term debt	$989,890	$100,000

The carrying value of the Company’s credit facilities approximate fair value given the variable rate nature of the debt, and as such, are a Level 2 liability (as discussed in Note 8).

Capitalized financing costs of $2.6 million, $2.1 million and $2.3 million were amortized to interest expense in the years ended December 31, 2012, 2011 and 2010, respectively, and the Company amortized to interest expense $0.8 million of the original issue discount associated with the credit agreement (“Credit Agreement”) in the year ended December 31, 2012. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Consolidated Balance Sheet. Additionally, the Company had $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility in 2012 and $4.8 million and $5.5 million in losses on extinguishment of debt associated with the redemption of the 11  3/4% senior subordinated notes due 2013 in 2011 and 2010, respectively, as shown on the Company’s Consolidated Statements of Comprehensive Income and described below.

Credit facility. On March 14, 2012, Holdings entered into a Credit Agreement with SS&C and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”), as the borrowers. The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100 million in commitments. The revolving credit facility contains a $25 million letter of credit sub-facility and a $20 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans bear interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor.

Holdings, SS&C and the material domestic subsidiaries of SS&C have pledged substantially all of their tangible and intangible assets as security to support the obligations of SS&C and SS&C Sarl under the Credit Agreement. In addition, SS&C Sarl has agreed, in certain circumstances, to cause subsidiaries in foreign jurisdictions to guarantee SS&C Sarl’s obligations and pledge substantially all of their assets to support the obligations of SS&C Sarl under the Credit Agreement. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring the Company to maintain a specified consolidated net senior secured leverage ratio. As of December 31, 2012, the Company was in compliance with the financial and non-financial covenants.

In connection with the entry into the Credit Agreement, SS&C terminated its prior senior credit facility (“Senior Credit Facility”) and used the initial proceeds of the borrowings to repay all amounts outstanding under the Senior Credit Facility, including an aggregate principal amount of outstanding borrowings of approximately $260.0 million, and to satisfy a portion of the consideration required to fund the Company’s acquisition of GlobeOp. At the time of the termination of the Senior Credit Facility, all liens and other security interests that SS&C had granted to the lenders under the Senior Credit Facility were released.

In connection with the entry into the Senior Credit Facility in December 2011, SS&C terminated its then existing credit agreement (“Prior Facility”) and used the proceeds from advances made under the Senior Credit Facility to repay all amounts outstanding under the Prior Facility, including an aggregate principal amount of outstanding borrowings of approximately $99.7 million. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released.

11 3/4% Senior Subordinated Notes due 2013. The 11 3/4% senior subordinated notes due 2013 were unsecured senior subordinated obligations of SS&C that were subordinated in right of payment to all existing and future senior debt of SS&C, including the Prior Facility. The senior subordinated notes were jointly and severally fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case subject to certain customary release provisions, by all existing and future direct and indirect domestic subsidiaries of SS&C that guarantee the obligations under the Prior Facility or any of SS&C’s other indebtedness or the indebtedness of the guarantors.

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

At December 31, 2012, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2013	$22,248
2014	29,702
2015	37,156
2016	40,884
2017 and thereafter	891,010

$1,021,000

7. Derivatives and Hedging Activities

Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative qualifies for hedge accounting and is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes. The Company had no derivative instruments as of December 31, 2012 and 2011.

On March 14, 2012, SS&C and SS&C Sarl entered into a cooperation agreement with GlobeOp, pursuant to which SS&C Sarl issued an announcement disclosing that the Company and GlobeOp had agreed on the terms of a recommended cash offer (the “Offer”) to be made by SS&C Sarl to acquire the entire issued and to be issued share capital of GlobeOp for cash of 485 pence per share. As a result of the Offer’s foreign currency denomination, the Company was exposed to market risks relating to fluctuations in foreign currency exchange rates. In conjunction with the Offer, the Company entered into a forward currency transaction and a currency option transaction to protect against the foreign currency exchange rate risk that existed. The transactions were contingent upon the Offer meeting the acceptance conditions and were not designated as hedge transactions. During the three months ended June 30, 2012, the forward contract was utilized at an average exchange rate of $1.584 to £1.0 on a notional amount of £423.0 million, and the option contract was sold. These transactions resulted in a loss of $14.3 million recorded in other expense on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2012. There were no associated losses recorded in the years ended December 31, 2011 and 2010.

8. Fair Value Measurements

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

As of December 31, 2012, the Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

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

The Company determines the fair value of the contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. During the year ended December 31, 2011, the Company increased its contingent consideration liability associated with the estimated post-acquisition financial results of BenefitsXML, Inc. (“BXML”) through February 28, 2013 to $2.3 million. In the second quarter of 2012, the Company paid out $2.0 million of contingent consideration and reduced the remaining fair value to $0.3 million. As of December 31, 2012, the Company reduced the liability to $0 and recorded the adjustment to other income. See Note 12 for further discussion of acquisitions.

The carrying amounts and fair values of financial instruments at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Credit facility	$1,012,138	$1,029,951	$—	$—
Senior credit facility	—	—	100,000	100,000

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

9. Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $16.6 million, $12.1 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2012, are as follows (in thousands):

Year Ending December 31,
2013	$16,391
2014	12,354
2015	10,304
2016	9,129
2017 and thereafter	22,226

$70,404

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.4 million for the year ended December 31, 2012 and $1.3 million for each of the years ended December 31, 2011 and 2010.

Future minimum lease receipts under these leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$1,399
2014	233
2015	—
2016	—
2017 and thereafter	—

$1,632

10. Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, of up to 50% of his or her cash compensation, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $4,000 per year. The Company offers employees a selection of various public mutual funds and several other investment options through a brokerage account but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred $3.1 million, $2.0 million and $1.7 million, respectively, of matching contribution expenses related to the Plan.

11. Stock Options and Stock-based Compensation

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 6,664,984 shares of the Company’s common stock, which is calculated based on an initial authorization of 1,416,661 shares of the Company’s common stock and an annual increase to be added on the first day of each of the Company’s fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the lesser of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the Company’s board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options under the 2008 Plan.

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

Time-based options. Time-based options granted under the 2006 Plan or the 2008 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options vest upon a change in control, subject to certain conditions. Time-based options granted during 2012, 2011 and 2010 have a weighted-average grant date fair value of $5.79, $4.34 and $4.59 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options vested during the years ended December 31, 2012, 2011 and 2010 was approximately $4.9 million, $3.2 million and $2.3 million, respectively. At December 31, 2012, there was approximately $23.1 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2012	2011	2010
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	32.14%	36.13%	36.33%
Risk-free interest rate	0.45%	0.81%	1.95%
Expected dividend yield	0%	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility as a public company and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience.

Performance-based options. Certain performance-based options granted under the 2006 Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2012, 2011 or 2010. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. For purposes of this Note 11, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings.

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

The fair value of these performance-based options that vested during the years ended December 31, 2011 and 2010 was approximately $9.6 million and $10.4 million, respectively. At December 31, 2011, there was no unearned non-cash stock-based compensation to be recognized in the future.

Total stock-based option awards. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

Statement of Comprehensive Income Classification	2012	2011	2010
Cost of maintenance	$228	$367	$341
Cost of professional services	239	519	485
Cost of software-enabled services	1,557	2,448	2,786

Total cost of revenues	2,024	3,334	3,612
Selling and marketing	1,001	2,373	1,962
Research and development	574	1,386	1,346
General and administrative(1)	1,991	6,400	6,334

Total operating expenses	3,566	10,159	9,642

Total stock-based compensation expense	$5,590	$13,493	$13,254

(1)	For the year ended December 31, 2012, includes stock-based compensation expense of $0.7 million associated with restricted Class A stock. At December 31, 2012, there was approximately $0.1 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately three months. For the year ended December 31, 2011, includes stock-based compensation expense of $0.7 million associated with restricted Class A stock. At December 31, 2011, there was approximately $0.9 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 1 year. For the year ended December 31, 2010, includes stock-based compensation expense of $0.6 million associated with restricted Class A stock. At December 31, 2010, there was approximately $1.6 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 2 years.

The associated future income tax benefit recognized was $1.9 million, $4.7 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, the amount of cash received from the exercise of stock options was $14.4 million, with an associated tax benefit realized of $6.5 million. The intrinsic value of options exercised during the year ended December 31, 2012 was approximately $17.6 million. For the year ended December 31, 2011, the amount of cash received from the exercise of stock options was $8.8 million, with an associated tax benefit realized of $8.8 million. The intrinsic value of options exercised during the year ended December 31, 2011 was approximately $23.6 million. For the year ended December 31, 2010, the amount of cash received from the exercise of stock options was $10.4 million, with an associated tax benefit realized of $10.6 million. The intrinsic value of options exercised during the year ended December 31, 2010 was approximately $27.9 million.

The following table summarizes stock option transactions for the years ended December 31, 2012, 2011 and 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	12,737,559	$6.74
Granted(1)	2,154,135	14.67
Cancelled/forfeited	(224,125)	13.60
Exercised	(2,485,377)	4.35

Outstanding at December 31, 2010	12,182,192	8.51
Granted(2)	1,781,250	14.30
Cancelled/forfeited	(107,805)	13.97
Exercised	(1,771,776)	4.96

Outstanding at December 31, 2011	12,083,861	9.83
Granted(3)	2,939,750	22.39
Cancelled/forfeited	(194,447)	15.37
Exercised	(1,418,034)	10.12

Outstanding at December 31, 2012	13,411,130	12.47

(1)	Of the grants during 2010, 1,636,335 were granted under the 2008 Plan and 517,800 were granted under the 2006 Plan.
(2)	Of the grants during 2011, 1,275,750 were granted under the 2008 Plan and 505,500 were granted under the 2006 Plan.
(3)	Of the grants during 2012, 2,883,750 were granted under the 2008 Plan and 56,000 were granted under the 2006 Plan.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2012:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
		(In thousands)	(Years)			(In thousands)	(Years)
8,809,338	$8.85	$125,410	3.87	4,601,792	$19.40	$17,133	9.22

12. Acquisitions

Gravity

On September 27, 2012, SS&C purchased the assets of Gravity Financial (“Gravity”) for approximately $5.7 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Gravity provides full-service fund administration.

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

There are $0.6 million in revenues from Gravity operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2012.

GlobeOp

On May 31, 2012, SS&C purchased the issued and to be issued share capital of GlobeOp for approximately $834.4 million using existing cash and debt financing as discussed in Note 6, plus the costs of effecting the transaction and the assumption of liabilities. GlobeOp provides independent fund services, specializing in middle and back office services and integrated risk-reporting to hedge funds, asset management firms and other sectors of the financial industry.

The net assets and results of operations of GlobeOp have been included in the Company’s consolidated financial statements from June 1, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and customer relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately eight years, customer relationships are amortized over approximately nine years and trade name is amortized over approximately seventeen years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $142.7 million in revenues from GlobeOp operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2012.

The PORTIA Business

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

There are $25.4 million in revenues from the PORTIA Business operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2012.

Ireland Fund Administration

On September 8, 2011, the Company purchased all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited (“Ireland Fund Admin”), a division of BDO, for approximately $5.4 million in cash plus the assumption of certain liabilities. Ireland Fund Admin is a Dublin-based fund administrator that provides software-enabled services in the European regulated funds market.

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

The net assets and results of operations of BXML have been included in the Company’s consolidated financial statements from March 11, 2011. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately five years, contractual relationships are amortized over approximately five years and trade name is amortized over approximately seven years, the estimated lives of the assets. The Company initially recorded a contingent consideration liability of $1.8 million, which was based on the attainment of certain revenue and EBITDA targets by the acquired business through February 28, 2013. The total possible range of undiscounted payments was from zero to $3.0 million. As of December 31, 2012, the liability was $0 and is discussed above in Note 8. The remainder of the purchase price was allocated to goodwill and is tax deductible (excluding the portion relating to the contingent consideration liability, which is not tax deductible until paid).

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

The following summarizes the allocation of the purchase price for the acquisitions of Gravity, GlobeOp, the PORTIA Business, Ireland Fund Admin, BXML, TSW, TOS and GIPS (in thousands):

	Gravity	GlobeOp	The PORTIA Business	Ireland Fund Admin	BXML	TSW	TOS	GIPS
Accounts receivable	$326	$21,611	$8,091	$155	$462	$3,108	$720	$1,680
Fixed assets	—	33,507	744	—	58	135	4	30
Other assets	44	27,065	88	—	21	52	29	2
Acquired client relationships and contracts	3,600	276,000	56,600	3,555	3,700	5,900	1,950	2,500
Completed technology	—	39,000	9,500	—	1,600	3,000	480	—
Trade names	100	15,000	1,700	—	100	200	—	—
Non-compete agreements	—	—	600	—	—	—	—	—
Goodwill	1,698	503,089	104,425	2,180	10,850	23,010	2,072	8,317
Deferred revenue	—	(731)	(12,026)	—	(190)	(735)	—	(1,126)
Deferred income taxes	—	(92,302)	—	(444)	—	(3,484)	—	—
Other liabilities assumed	(34)	(33,325)	(561)	(82)	(1,817)	(1,912)	(27)	(118)

Consideration paid, net of cash acquired	$5,734	$788,914	$169,161	$5,364	$14,784	$29,274	$5,228	$11,285

Additionally, the Company acquired Hedgemetrix LLC (“Hedgemetrix”) in October 2012 for approximately $3.1 million and software-as-a-service assets from Teledata Communications, Inc. in December 2011 for approximately $0.7 million.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $0.3 million, $1.2 million, $0.3 million and less than $0.1 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired — GlobeOp, the PORTIA Business, TSW and TOS, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Hedgemetrix, Gravity, GlobeOp, the PORTIA Business, Ireland Fund Admin and BXML, occurred on January 1, 2011. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2012	2011
Revenues	$668,293	$645,937
Net income	$60,009	$43,912
Basic earnings per share	$0.77	$0.57
Basic weighted average number of common shares outstanding	78,321	76,482
Diluted earnings per share	$0.72	$0.54
Diluted weighted average number of common and common equivalent shares outstanding	82,888	80,709

13. Related Party Transactions

At the time of the Transaction, the Company agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction and will also pay TC Group, L.L.C. additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services. The Company’s obligation to pay TC Group, L.L.C. an annual fee of $1.0 million terminated upon completion of the Company’s IPO in March 2010. Expenses of $0.3 million in 2010 related to these services are included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. There were no such expenses in fiscal 2012 and 2011.

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. The Company recorded revenues of $1.1 million and $0.8 million under this arrangement during the years ended December 31, 2011 and 2010, respectively. There were no such revenues recorded during the year ended December 31, 2012.

In 2009, the Company agreed to provide processing services to the Carlyle Investment Management L.L.C., including investment accounting and data processing services. The agreement was amended in June 2011 to extend the term through June 21, 2014. The Company will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. The Company will also receive other fees for certain ancillary services that it provides under the agreement. In 2012, 2011 and 2010, the Company recorded revenue of $0.2 million, $0.4 million and $0.5 million, respectively, under this arrangement.

14. Commitments and Contingencies

As described below, the Company’s subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

On April 29, 2009, GlobeOp was named as a defendant in a putative class action, which we refer to as the Anwar Action, filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., or the FG Funds, and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the net asset value of the Greenwich Sentry Fund was $135 million and the Greenwich Sentry Partners Fund was $6 million. GlobeOp has opposed a motion to certify a class of plaintiff-investors, which is currently pending before the court. Discovery is ongoing. The Company cannot predict the outcome of this matter.

GlobeOp was also named as one of five defendants in two derivative actions that were initially filed in New York State Supreme Court on February 13, 2009 and February 17, 2009. Following initial motion practice, the court ordered that the plaintiffs arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee is seeking unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with the Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintains that the prior orders compelling arbitration apply to the litigation trustee. The litigation trustee has not yet commenced arbitration proceedings. The Company cannot predict the outcome of this matter.

GlobeOp’s insurance policy for the time period in which the claims were made is not available to cover these matters. However, GlobeOp secured up to $10 million in insurance coverage for these matters pursuant to a drop-down agreement and release and is pursuing additional coverage. As a result, the Company has been reimbursed approximately $3 million for litigation expenses from the inception of these matters.

GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or their investors. GlobeOp believes that it has strong defenses in the Anwar Action and the actions brought by the litigation trustee and is vigorously contesting these matters.

Millennium Actions

The Millennium Actions have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to valuation agent services performed by GlobeOp for the Millennium Funds. These actions include (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager, which commenced with a request for arbitration on July 11, 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the investment manager in the U.S. class action; and (iii) a claim in the same arbitration proceeding by the Millennium Global Emerging Credit Master Fund Ltd against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the funds and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and the Millenium Emerging Credit Mast Fund Ltd for indemnity, including in respect of the U.S. class action. The Company cannot predict the outcome of these matters.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. In 2012, GlobeOp was reimbursed for litigation costs under the applicable insurance policy.

The Company believes that it has strong defenses to the Millennium Actions and is vigorously contesting these matters.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

15. Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2012 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $1.3 million, $1.1 million and $1.8 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Revenues by geography for the years ended December 31, were (in thousands):

	2012	2011	2010
United States	$360,438	$259,762	$224,630
Canada	59,206	53,846	49,704
Americas, excluding United States and Canada	12,269	9,507	6,152
Europe	104,527	38,126	40,285
Asia-Pacific and Japan	15,402	9,587	8,134

	$551,842	$370,828	$328,905

Long-lived assets as of December 31, were (in thousands):

	2012	2011	2010
United States	$63,402	$13,256	$15,382
Canada	6,979	3,855	4,460
Americas, excluding United States and Canada	111	93	109
Europe	10,071	861	687
Asia-Pacific and Japan	7,319	525	792

	$87,882	$18,590	$21,430

Revenues by product group for the years ended December 31, were (in thousands):

	2012	2011	2010
Portfolio management/accounting	$476,703	$290,927	$261,736
Trading/treasury operations	36,640	41,118	40,239
Financial modeling	8,325	7,810	8,786
Loan management/accounting	7,174	7,681	4,974
Property management	14,830	14,983	5,578
Money market processing	6,169	5,786	5,143
Training	2,001	2,523	2,449

	$551,842	$370,828	$328,905

16. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2012 and 2011 were:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue	$93,675	$120,850	$165,562	$171,755
Gross profit	46,823	57,750	71,824	75,528
Operating income	22,071	21,126	37,245	42,774
Net income (loss)	17,883	(5,760)	17,615	16,082
Basic earnings per share	$0.23	$(0.07)	$0.22	$0.20
Diluted earnings per share	$0.22	$(0.07)	$0.21	$0.19

(1)	During the first quarter of 2012, the Company incurred transaction costs of $4.2 million, which are associated with the acquisitions of GlobeOp and the PORTIA Business discussed further in Note 12, and decreased net income for the period.
(2)	During the second quarter of 2012, the Company recognized a loss of $14.3 million on foreign currency contracts and a loss on extinguishment of debt of $4.4 million and incurred transaction costs of $9.4 million, all of which is associated with the acquisitions of GlobeOp and the PORTIA Business discussed further in Note 12, and resulted in a net loss for the period.
(3)	During the third quarter of 2012, the Company incurred transaction costs of $0.7 million, which is associated with the acquisitions of GlobeOp and the PORTIA Business discussed further in Note 12, and decreased net income for the period.

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
2011
Revenue	$89,007	$91,803	$94,323	$95,695
Gross profit	44,512	46,166	47,844	48,018
Operating income	23,107	22,895	24,090	23,685
Net income	9,834	13,028	14,899	13,260
Basic earnings per share	$0.13	$0.17	$0.19	$0.17
Diluted earnings per share	$0.12	$0.16	$0.18	$0.16

(1)	During the first quarter of 2011, the Company recognized a loss on extinguishment of debt of $2.9 million, which decreased net income for the period.
(2)	During the fourth quarter of 2011, the Company recognized a loss on extinguishment of debt of $1.9 million, which decreased net income for the period.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2 .1†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among the Registrant, Sunshine Merger Corporation and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)

2 .2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among the Registrant, Sunshine Merger Corporation and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 2.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)

2 .3†	Asset Purchase Agreement, dated February 28, 2012, by and between Thomson Reuters (Markets) LLC and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 1.1 to SS&C Technologies Holdings, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-34675)

3 .1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)

3 .2	Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the 2010 Form S-1

10 .1	Credit Agreement, dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 14, 2012 (File No. 001-34675)

10 .2	First Amendment to Credit Agreement, dated as of May 23, 2012, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2012 (File No. 001-34675)

10 .3	Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)

10 .4	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10 .5	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10 .6	Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10 .7	Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4

10 .8	Form of Service Provider Stockholders Agreement by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4

10 .9	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the 2008 Form S-1

Exhibit Number	Description of Exhibit

10 .10	SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.9 to the Form S-4

10 .11*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4

10 .12*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4

10 .13*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4

10 .14	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10 .15*	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

10 .16*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K

10 .17	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1

10 .18*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1

10 .19*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1

10 .20*	Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10 .21*	Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10 .22*	Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10 .23*	Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10 .24*	Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1

10 .25*	Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q

10 .26*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.33 to SS&C Technologies, Inc.’s Annual Report on Form 10-K, filed on February 26, 2010 (File No. 000-28430)

10 .27	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1

Exhibit Number	Description of Exhibit

10.28	Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.29	Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.REF	XBRL Taxonomy Reference Linkbase Document.**

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.