Form 10-Q
period 2013-03-31
SS&C Technologies Holdings Inc
filed 2013-05-07
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

There were 80,983,326 shares of the registrant’s common stock outstanding as of May 3, 2013.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$68,838	$86,160
Accounts receivable, net of allowance for doubtful accounts of $2,251 and $2,359, respectively	91,496	91,690
Prepaid expenses and other current assets	11,142	11,548
Prepaid income taxes	23,750	9,651
Deferred income taxes	7,700	5,408
Restricted cash	2,460	2,460

Total current assets	205,386	206,917
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	29,374	28,557
Equipment, furniture, and fixtures	58,645	58,046

	90,674	89,258
Less accumulated depreciation	(37,591)	(34,219)

Net property, plant and equipment	53,083	55,039
Deferred income taxes	1,686	1,459
Goodwill	1,536,038	1,559,607
Intangible and other assets, net of accumulated amortization of $274,523 and $255,449, respectively	509,912	539,883

Total assets	$2,306,105	$2,362,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$21,384	$22,248
Accounts payable	6,053	10,528
Income taxes payable	—	1,314
Accrued employee compensation and benefits	14,582	39,812
Other accrued expenses	23,402	22,650
Deferred maintenance and other revenue	66,893	63,700

Total current liabilities	132,314	160,252
Long-term debt, net of current portion (Note 4)	946,089	989,890
Other long-term liabilities	16,215	17,102
Deferred income taxes	118,292	120,158

Total liabilities	1,212,910	1,287,402
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 and 1,429 shares issued and outstanding, respectively, of which 0 and 13 are unvested, respectively	27	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 78,730 shares and 78,141 shares issued, respectively, and 78,242 shares and 77,653 shares outstanding, respectively	787	781
Additional paid-in capital	877,079	853,455
Accumulated other comprehensive income	24,138	51,518
Retained earnings	196,983	175,554

	1,099,014	1,081,322
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,093,195	1,075,503
Total liabilities and stockholders’ equity	$2,306,105	$2,362,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Software-enabled services	$135,739	$64,575
Software licenses	6,070	3,810
Maintenance	26,015	19,498
Professional services	5,394	5,792

Total revenues	173,218	93,675
Cost of revenues:
Software-enabled services	80,727	32,912
Software licenses	1,274	1,302
Maintenance	10,520	8,666
Professional services	4,920	3,972

Total cost of revenues	97,441	46,852

Gross profit	75,777	46,823
Operating expenses:
Selling and marketing	9,464	7,372
Research and development	13,802	8,639
General and administrative	10,515	4,588
Transaction costs	—	4,153

Total operating expenses	33,781	24,752

Operating income	41,996	22,071
Interest expense, net	(12,505)	(549)
Other income, net	146	4,126

Income before income taxes	29,637	25,648
Provision for income taxes	8,208	7,765

Net income	$21,429	$17,883

Basic earnings per share	$0.27	$0.23

Basic weighted average number of common shares outstanding	79,340	77,718

Diluted earnings per share	$0.26	$0.22

Diluted weighted average number of common and common equivalent shares outstanding	83,770	82,007

Net income	$21,429	$17,883
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(27,380)	6,798

Total comprehensive (loss) income, net of tax	(27,380)	6,798

Comprehensive (loss) income	$(5,951)	$24,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net income	$21,429	$17,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,752	10,205
Amortization and write-offs of loan origination costs	1,388	58
Non-cash gain on foreign currency derivatives	—	(4,365)
Income tax benefit related to exercise of stock options	(2,679)	(536)
Deferred income taxes	(3,919)	(1,632)
Stock-based compensation expense	2,106	1,229
Provision for doubtful accounts	184	96
(Gain) loss on sale or disposition of property and equipment	(7)	1
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,751)	(5,759)
Prepaid expenses and other assets	2,624	(522)
Income taxes prepaid and payable	668	928
Accounts payable	(4,267)	973
Accrued expenses	(23,463)	(13,558)
Deferred maintenance and other revenue	3,578	8,137

Net cash provided by operating activities	20,643	13,138

Cash flow from investing activities:
Additions to property and equipment	(2,044)	(1,232)
Proceeds from sale of property and equipment	7	—
Cash paid for business acquisitions, net of cash acquired	—	(19)
Additions to capitalized software	(202)	(85)
Other	—	87

Net cash used in investing activities	(2,239)	(1,249)

Cash flow from financing activities:
Cash received from debt borrowings, net of loan origination costs	—	15,000
Repayments of debt	(45,000)	(30,000)
Income tax benefit related to exercise of stock options	2,679	536
Proceeds from exercise of stock options	8,931	3,896
Other	(1,055)	—

Net cash used in financing activities	(34,445)	(10,568)

Effect of exchange rate changes on cash	(1,281)	305

Net (decrease) increase in cash	(17,322)	1,626
Cash, beginning of period	86,160	40,318

Cash, end of period	$68,838	$41,944

Supplemental disclosure of non-cash activities:
Excess tax benefit related to stock option exercises	$12,710	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “2012 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of March 31, 2013, the results of its operations for the three months ended March 31, 2013 and 2012 and its cash flows for the three months ended March 31, 2013 and 2012. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2012, which were included in the 2012 Form 10-K. The December 31, 2012 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard in the first quarter of 2013 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Equity and Stock-based Compensation

For stock options with time-based vesting and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Statements of Comprehensive Income Classification
Cost of software-enabled services	$752	$280
Cost of maintenance	70	57
Cost of professional services	88	74

Total cost of revenues	910	411
Selling and marketing	304	239
Research and development	230	121
General and administrative	662	458

Total operating expenses	1,196	818

Total stock-based compensation expense	$2,106	$1,229

A summary of stock option activity as of and for the three months ended March 31, 2013 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2013	13,411,130
Granted	76,500
Cancelled/forfeited	(79,377)
Exercised	(1,863,787)

Outstanding at March 31, 2013	11,544,466

During the three months ended March 31, 2013, the Company recorded $16.1 million of income tax benefits related to the exercise of stock options. Of this amount, $3.5 million was recorded to Goodwill and $12.6 million was recorded to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. The Company realized $3.4 million of cash savings through March 31, 2013 related to these benefits, of which a proportional amount relating to the Additional paid in capital was recognized as cash inflows from financing activities while the remainder was recognized as cash inflows from operations on its Condensed Consolidated Statements of Cash Flows.

3. Basic and Diluted Earnings per Share

Earnings per share is calculated in accordance with the relevant standards. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted stock using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their exercise prices together with other assumed proceeds exceed the average fair value of common stock for the period.

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding — used in calculation of basic earnings per share	79,340	77,718
Weighted average common stock equivalents — options and restricted shares	4,430	4,289

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	83,770	82,007

Options to purchase 2,947,279 and 258,220 shares were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

4. Debt

At March 31, 2013 and December 31, 2012, debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Credit facility, weighted-average interest rate of 4.42%	$976,000	$1,021,000
Unamortized original issue discount	(8,527)	(8,862)

	967,473	1,012,138
Short-term borrowings and current portion of long-term debt	(21,384)	(22,248)

Long-term debt	$946,089	$989,890

Capitalized financing costs of $1.0 million and $0.1 million were amortized to interest expense in the three months ended March 31, 2013 and 2012, respectively, and the Company amortized to interest expense $0.3 million of the original issue discount in the three months ended March 31, 2013. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $986.6 million and $1,030.0 million at March 31, 2013 and December 31, 2012, respectively. These fair values were computed based on comparable quoted market prices.

5. Commitments and Contingencies

As described below, the Company’s subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

On April 29, 2009, GlobeOp was named as a defendant in a putative class action (the “Anwar Action”), filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., (the “FG Funds”), and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the net asset value of the Greenwich Sentry Fund was $135 million and the Greenwich Sentry Partners Fund was $6 million. On February 25, 2013, the U.S. District Court for the Southern District of New York granted the plaintiffs’ motion for class certification of a class consisting of all net loss investors in the litigated funds (excluding investors from a number of enumerated foreign countries). GlobeOp has petitioned the Court of Appeals to permit an interlocutory appeal of the class certification order. The Court of Appeals has not yet ruled on GlobeOp’s petition. Discovery is ongoing. The Company cannot predict the outcome of this matter.

GlobeOp was also named as one of five defendants in two derivative actions that were initially filed in New York State Supreme Court on February 13, 2009 and February 17, 2009. Following initial motion practice, the court ordered the plaintiffs to arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee is seeking unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with the Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintains that the prior orders compelling arbitration apply to the litigation trustee. The litigation trustee has not yet commenced arbitration proceedings. The Company cannot predict the outcome of this matter.

GlobeOp’s insurance policy for the time period in which the claims were made is not available to cover these matters. However, GlobeOp secured up to $10 million in insurance coverage for these matters pursuant to a drop-down agreement and release and is pursuing additional coverage. As a result, the Company has been reimbursed in excess of $3 million for litigation expenses from the inception of these matters.

GlobeOp believes it has complied with the terms of its service agreements with the FG Funds and that it does not have any fiduciary obligations relating to the FG Funds or their investors. GlobeOp believes that it has strong defenses in the Anwar Action and the actions brought by the litigation trustee and is vigorously contesting these matters.

Millennium Actions

The Millennium Actions have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Funds. These actions include (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed on May 14, 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager, which commenced with a request for arbitration on July 11, 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the investment manager in the U.S. class action; and (iii) a claim in the same arbitration proceeding by the Millennium Global Emerging Credit Master Fund Ltd against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the funds and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and the Millennium Emerging Credit Mast Fund Ltd. for indemnity, including in respect of the U.S. class action. The Company cannot predict the outcome of these matters. An arbitration hearing on the merits of the claims is scheduled to begin in London on July 15, 2013.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. In 2012 and 2013, GlobeOp was reimbursed for litigation costs under the applicable insurance policy.

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

6. Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2013 is as follows (in thousands):

Balance at December 31, 2012	$1,559,607
Adjustments to prior acquisitions	325
Income tax benefit on rollover options exercised	(3,538)
Effect of foreign currency translation	(20,356)

Balance at March 31, 2013	$1,536,038

7. Product and Geographic Sales Information

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

Revenues by geography for the three months ended March 31, were (in thousands):

	2013	2012
United States	$111,369	$66,027
Canada	15,762	13,849
Americas, excluding United States and Canada	4,033	2,188
Europe	37,468	9,069
Asia-Pacific and Japan	4,586	2,542

	$173,218	$93,675

Revenues by product group for the three months ended March 31, were (in thousands):

	2013	2012
Portfolio management/accounting	$155,460	$75,179
Trading/treasury operations	8,122	9,430
Financial modeling	2,138	2,075
Loan management/accounting	1,659	2,000
Property management	3,662	3,282
Money market processing	1,731	1,187
Training	446	522

	$173,218	$93,675

8. Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the 2012 acquisitions of Hedgemetrix, Gravity, GlobeOp and the PORTIA Business, occurred on January 1, 2011. There were no acquisitions during the three months ended March 31, 2013. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2013.

Three Months Ended March 31, 2012
Revenues	$163,892
Net income	$13,269
Basic earnings per share	$0.17
Basic weighted average number of common shares outstanding	77,718
Diluted earnings per share	$0.16
Diluted weighted average number of common and common equivalent shares outstanding	82,007

9. Subsequent Event

The Company is currently seeking a repricing amendment of its existing credit agreement to reduce the interest rate on approximately $634.5 million of existing term B-1 loans and approximately $65.6 million of existing term B-2 loans. If the amendment is successfully completed, the re-priced term B-1 and term B-2 loans would bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, with LIBOR subject to a 0.75% floor, and, at any time that SS&C’s consolidated net senior secured leverage ratio is less than 2.75 times, would step down to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The proposed repricing amendment is subject to market and other conditions, and there can be no assurance that such repricing will be completed on the terms contemplated, or on a timely basis, if at all.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenues:
Software-enabled services	78%	69%
Software licenses	4	4
Maintenance	15	21
Professional services	3	6

Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percentage
	2013	2012	Change
Revenues:
Software-enabled services	$135,739	$64,575	110%
Software licenses	6,070	3,810	59
Maintenance	26,015	19,498	33
Professional services	5,394	5,792	(7)

Total revenues	$173,218	$93,675	85

Three Months Ended March 31, 2013 versus 2012. Our revenues increased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to revenues related to the acquisitions of GlobeOp and the PORTIA Business, which contributed $73.8 million in revenues, as well as a continued increase in demand for our hedge fund and private equity services from alternative investment managers. Our license and maintenance revenues experienced substantial increases due to revenues related to the PORTIA Business, which contributed $0.7 million and $7.3 million, respectively. Additionally, the number and average size of perpetual licenses sold increased from 2012, as well as revenue associated with term licenses.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Cost of revenues:
Cost of software-enabled services	59%	51%
Cost of software licenses	21	34
Cost of maintenance	40	44
Cost of professional services	91	69
Total cost of revenues	56	50
Gross margin percentage	44	50

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percentage
	2013	2012	Change
Cost of revenues:
Cost of software-enabled services	$80,727	$32,912	145%
Cost of software licenses	1,274	1,302	(2)
Cost of maintenance	10,520	8,666	21
Cost of professional services	4,920	3,972	24

Total cost of revenues	$97,441	$46,852	108

Three Months Ended March 31, 2013 versus 2012. Our total cost of revenues increased in the first quarter of 2013 primarily as a result of $36.4 million in costs associated with the acquisitions of GlobeOp and the PORTIA Business. The decrease in our gross margins is primarily due to amortization expense of $12.3 million related to intangible assets acquired in those acquisitions. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers and as a result of stock-based compensation expense due to the vesting of stock options in the period.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Operating expenses:
Selling and marketing	5%	8%
Research and development	8	9
General and administrative	6	5
Transaction costs	—	4
Total operating expenses	20	26

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percentage
	2013	2012	Change
Operating expenses:
Selling and marketing	$9,464	$7,372	28%
Research and development	13,802	8,639	60
General and administrative	10,515	4,588	129
Transaction costs	—	4,153	(100)

Total operating expenses	$33,781	$24,752	36

Three Months Ended March 31, 2013 versus 2012. The increase in total operating expenses in the first quarter of 2013 was primarily due to our acquisitions of GlobeOp and the PORTIA Business, which added $10.4 million in costs, and amortization expense of $0.9 million related to intangible assets acquired in the acquisitions. Additionally, the first quarter of 2012 included transaction costs associated with those acquisitions.

Comparison of the Three Months Ended March 31, 2013 and 2012 for Interest, Taxes and Other

Interest expense, net. We had interest expense, net of $12.5 million in 2013 compared to $0.5 million in 2012. The increase in interest expense in 2013 reflects the higher average debt balance resulting from the new credit facility, which was entered into during the second quarter of 2012 in connection with the acquisitions of GlobeOp and the PORTIA Business, and the related amortization of deferred financing costs and original issue discount. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. Other income, net for 2013 consists primarily of foreign currency transaction gains. Other income, net for 2012 consisted primarily of a gain recorded on unsettled foreign currency contracts associated with the acquisition of GlobeOp.

Provision for Income Taxes.

The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Provision for income taxes	$8,208	$7,765
Effective tax rate	28%	30%

Our March 31, 2013 and 2012 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in effective rate from 2012 to 2013 was primarily due to the impact of foreign restructuring that was completed in December 2012. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 27%, 32% and 23%, respectively, in 2013. The consolidated expected effective tax rate for the year ended December 31, 2013 is forecasted to be between 27% and 28%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. Additionally, unrecognized tax benefits of approximately $7.6 million are likely to be recognized within the next 12 months due to the lapse of a statute of limitation, which would further impact our effective tax rate for 2013.

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

Our cash at March 31, 2013 was $68.8 million, a decrease of $17.4 million from $86.2 million at December 31, 2012. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations.

Net cash provided by operating activities was $20.6 million for the three months ended March 31, 2013. Cash provided by operating activities was primarily due to net income of $21.4 million adjusted for non-cash items of $21.8 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $22.6 million. The changes in our working capital accounts were driven by decreases in accrued expenses and accounts payable and increases in accounts receivable, partially offset by increases in deferred revenues, prepaid expenses and other assets and a change in income taxes prepaid and payable. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses. The increase in accounts receivable was primarily due to the increase in revenue.

Investing activities used net cash of $2.2 million for the three months ended March 31, 2013, primarily related to $2.0 million in cash paid for capital expenditures and $0.2 million in cash paid for capitalized software.

Financing activities used net cash of $34.4 million for the three months ended March 31, 2013, representing $45.0 million in repayments of debt and $1.1 million in deferred financing costs, partially offset by proceeds of $8.9 million from stock option exercises and realized income tax windfall benefits of $2.7 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2013, we held approximately $43.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of March 31, 2013, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of funds at our Canadian operations. At March 31, 2013, we held approximately $19.5 million in cash by subsidiaries of our foreign debt holder that will be used to facilitate debt servicing of our foreign debt holder. At March 31, 2013, we held approximately $12.6 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $2.0 million.

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

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of March 31, 2013, there was $275.8 million in principal amount outstanding under the term A-2 facility, $634.5 million in principal amount outstanding under the term B-1 facility and $65.6 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of March 31, 2013, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of March 31, 2013, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles, or GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the Credit Agreement requires that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2013	2012	2013
	(In thousands)
Net income	$21,429	$17,883	$49,366
Interest expense, net	12,505	549	48,812
Income tax provision	8,208	7,765	25,108
Depreciation and amortization	24,752	10,205	90,361

EBITDA	66,894	36,402	213,647
Purchase accounting adjustments(1)	65	(52)	1,011
Capital-based taxes	—	(765)	(20)
Unusual or non-recurring charges (gains) (2)	(556)	558	30,515
Acquired EBITDA (3)	—	—	13,408
Stock-based compensation	2,106	1,229	6,467
Other(4)	211	(43)	237

Consolidated EBITDA, as defined	$68,720	$37,329	$265,265

(1)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include transaction costs, gains on currency contracts, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with facilities, acquisitions and the sale of fixed assets.
(3)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the three months ended March 31, 2013 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	5.50x	3.42x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02, to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard in the first quarter of 2013 did not have a material impact on our financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2013, we had total variable interest rate debt of $976.0 million. As of March 31, 2013, a 1% increase in interest rates would result in an increase in interest expense of approximately $4.2 million per year.

During the three months ended March 31, 2013, approximately 36% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2013. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved as set forth in Note 5 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti

Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 7, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Amended and Restated Stock Option Agreement, dated March 10, 2013, between SS&C Technologies Holdings, Inc. and William C. Stone. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2013.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.