Form 10-Q
period 2013-06-30
SS&C Technologies Holdings Inc
filed 2013-08-09
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 81,501,253 shares of the registrant’s common stock outstanding as of August 7, 2013.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$60,586	$86,160
Accounts receivable, net of allowance for doubtful accounts of $2,865 and $2,359, respectively	97,372	91,690
Prepaid expenses and other current assets	24,504	11,548
Prepaid income taxes	21,738	9,651
Deferred income taxes	5,681	5,408
Restricted cash	2,460	2,460

Total current assets	212,341	206,917
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	29,687	28,557
Equipment, furniture, and fixtures	61,591	58,046

	93,933	89,258
Less accumulated depreciation	(40,230)	(34,219)

Net property, plant and equipment	53,703	55,039
Deferred income taxes	1,100	1,459
Goodwill	1,526,428	1,559,607
Intangible and other assets, net of accumulated amortization of $294,300 and $255,449, respectively	489,045	539,883

Total assets	$2,282,617	$2,362,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$20,196	$22,248
Accounts payable	8,542	10,528
Income taxes payable	—	1,314
Accrued employee compensation and benefits	22,931	39,812
Other accrued expenses	32,543	22,650
Deferred maintenance and other revenue	59,655	63,700

Total current liabilities	143,867	160,252
Long-term debt, net of current portion (Note 4)	890,618	989,890
Other long-term liabilities	17,421	17,102
Deferred income taxes	115,139	120,158

Total liabilities	1,167,045	1,287,402
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 and 1,429 shares issued and outstanding, respectively, of which 0 and 13 are unvested, respectively	27	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 79,236 shares and 78,141 shares issued, respectively, and 78,748 shares and 77,653 shares outstanding, respectively	792	781
Additional paid-in capital	887,162	853,455
Accumulated other comprehensive income	10,308	51,518
Retained earnings	223,102	175,554

	1,121,391	1,081,322
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,115,572	1,075,503

Total liabilities and stockholders’ equity	$2,282,617	$2,362,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Software-enabled services	$138,047	$84,889	$273,786	$149,464
Software licenses	6,626	5,768	12,696	9,578
Maintenance	25,410	22,976	51,425	42,474
Professional services	7,374	7,217	12,768	13,009

Total revenues	177,457	120,850	350,675	214,525
Cost of revenues:
Software-enabled services	80,245	47,063	160,972	79,975
Software licenses	1,348	1,543	2,622	2,845
Maintenance	10,283	9,789	20,803	18,455
Professional services	4,885	4,705	9,805	8,677

Total cost of revenues	96,761	63,100	194,202	109,952

Gross profit	80,696	57,750	156,473	104,573
Operating expenses:
Selling and marketing	10,563	8,286	20,027	15,658
Research and development	13,639	10,646	27,441	19,285
General and administrative	11,202	8,271	21,717	12,859
Transaction costs	—	9,421	—	13,574

Total operating expenses	35,404	36,624	69,185	61,376

Operating income	45,292	21,126	87,288	43,197
Interest expense, net	(11,784)	(4,485)	(24,289)	(5,034)
Other income (expense), net	2,370	(18,543)	2,516	(14,417)
Loss on extinguishment of debt	—	(4,355)	—	(4,355)

Income (loss) before income taxes	35,878	(6,257)	65,515	19,391
Provision (benefit) for income taxes	9,759	(497)	17,967	7,268

Net income (loss)	$26,119	$(5,760)	$47,548	$12,123

Basic earnings per share	$0.32	$(0.07)	$0.59	$0.16

Basic weighted average number of common shares outstanding	81,186	78,098	80,268	77,908

Diluted earnings per share	$0.31	$(0.07)	$0.56	$0.15

Diluted weighted average number of common and common equivalent shares outstanding	85,280	78,098	84,550	82,491

Net income (loss)	$26,119	$(5,760)	$47,548	$12,123
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment	(13,830)	(3,328)	(41,210)	3,470

Total comprehensive (loss) income	(13,830)	(3,328)	(41,210)	3,470

Comprehensive income (loss)	$12,289	$(9,088)	$6,338	$15,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Net income	$47,548	$12,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,742	25,885
Amortization and write-offs of loan origination costs	2,988	6,445
Income tax benefit related to exercise of stock options	(4,941)	(1,592)
Deferred income taxes	(4,474)	(2,157)
Stock-based compensation expense	4,035	2,412
Provision for doubtful accounts	314	272
Loss on sale or disposition of property and equipment	322	1
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(6,418)	(8,286)
Prepaid expenses and other assets	(4,712)	6,237
Income taxes prepaid and payable	5,600	(8,208)
Accounts payable	(2,248)	(464)
Accrued expenses	(14,245)	1,643
Deferred maintenance and other revenue	(3,506)	1,362

Net cash provided by operating activities	70,005	35,673

Cash flow from investing activities:
Additions to property and equipment	(7,724)	(4,817)
Proceeds from sale of property and equipment	55	—
Cash paid for business acquisitions, net of cash acquired	—	(957,539)
Additions to capitalized software	(428)	(322)
Other	—	87

Net cash used in investing activities	(8,097)	(962,591)

Cash flow from financing activities:
Cash received from debt borrowings, net of loan origination costs	—	1,304,980
Repayments of debt	(102,000)	(290,000)
Income tax benefit related to exercise of stock options	4,941	1,592
Payment of contingent consideration	—	(1,800)
Proceeds from exercise of stock options	14,086	7,468
Other	(1,917)	—

Net cash (used in) provided by financing activities	(84,890)	1,022,240

Effect of exchange rate changes on cash	(2,592)	(1,168)

Net (decrease) increase in cash	(25,574)	94,154
Cash, beginning of period	86,160	40,318

Cash, end of period	$60,586	$134,472

Supplemental disclosure of non-cash activities:
Excess tax benefit related to stock option exercises	$12,956	$—

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

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “2012 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2013, the results of its operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2012, which were included in the 2012 Form 10-K. The December 31, 2012 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

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

2. Equity and Stock-based Compensation

For stock options and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statements of Comprehensive Income Classification
Cost of software-enabled services	$719	$279	$1,470	$559
Cost of maintenance	67	56	138	114
Cost of professional services	84	48	171	122

Total cost of revenues	870	383	1,779	795
Selling and marketing	302	232	606	471
Research and development	236	119	466	239
General and administrative	521	449	1,184	907

Total operating expenses	1,059	800	2,256	1,617

Total stock-based compensation expense	$1,929	$1,183	$4,035	$2,412

A summary of stock option activity as of and for the six months ended June 30, 2013 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2013	13,411,130
Granted	105,500
Cancelled/forfeited	(209,369)
Exercised	(2,369,430)

Outstanding at June 30, 2013	10,937,831

During the six months ended June 30, 2013, the Company recorded $19.2 million of income tax benefits related to the exercise of stock options. Of this amount, $3.6 million was recorded to goodwill and $15.6 million was recorded to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. The Company realized $6.2 million of cash savings through June 30, 2013 related to these benefits, of which a proportional amount relating to the additional paid in capital was recognized as cash inflows from financing activities while the remainder was recognized as cash inflows from operations on its Condensed Consolidated Statements of Cash Flows.

3. Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted stock using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their exercise prices together with other assumed proceeds exceed the average fair value of common stock for the period. The Company has two classes of common stock, each with identical participating rights to earnings and liquidation preferences, therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	81,186	78,098	80,268	77,908
Weighted average common stock equivalents – options and restricted shares	4,094	—	4,282	4,583

Weighted average common and common equivalent shares outstanding	85,280	78,098	84,550	82,491

Options to purchase 6,813 and 4,918,933 shares were outstanding for the three months ended June 30, 2013 and 2012, respectively, and options to purchase 57,584 and 229,964 shares were outstanding for the six months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive. No common stock equivalents were included in the diluted EPS calculation for the three months ended June 30, 2012 due to the Company’s reported net loss for the quarter.

4. Debt

At June 30, 2013 and December 31, 2012, debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit facility, weighted-average interest rate of 3.34% and 4.42%, respectively	$919,000	$1,021,000
Unamortized original issue discount	(8,186)	(8,862)

	910,814	1,012,138
Short-term borrowings and current portion of long-term debt	(20,196)	(22,248)

Long-term debt	$890,618	$989,890

Capitalized financing costs of $1.3 million and $0.4 million were amortized to interest expense in the three months ended June 30, 2013 and 2012, respectively. Capitalized financing costs of $2.3 million and $0.5 million were amortized to interest expense in the six months ended June 30, 2013 and 2012, respectively. Additionally, the Company amortized to interest expense $0.3 million and $0.7 million of the original issue discount in the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, the Company amortized to interest expense $0.1 million of the original issue discount and incurred expenses of $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $916.0 million and $1,030.0 million at June 30, 2013 and December 31, 2012, respectively. These fair values were computed based on comparable quoted market prices.

In June 2013, the Company completed a repricing of its $620.2 million term B-1 loans and $64.2 million term B-2 loans, which replaced them with new term B-1 loans and term B-2 loans at the same outstanding principal balance of $684.4 million, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.75% or the base rate plus 1.75%, and the LIBOR floor has been reduced from 1.00% to 0.75%, subject to a step-down at any time that the consolidated net senior secured leverage ratio is less than 2.75 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The maturity date of the new loans remains June 8, 2019, and no changes were made to the financial covenants or scheduled amortization.

The repricing of the debt was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt – Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted for the repricing as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the amounts that exited the syndicate.

5. Commitments and Contingencies

As described below, the Company’s subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

In April 2009, GlobeOp was named as a defendant in a putative class action (the “Anwar Action”), filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., (the “FG Funds”), and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the approximate net asset value of the Greenwich Sentry Fund was $135 million and the Greenwich Sentry Partners Fund was $6 million. In February 2013, the U.S. District Court for the Southern District of New York granted the plaintiffs’ motion for class certification of a class consisting of all net loss investors in the litigated funds (excluding investors from a number of enumerated foreign countries). GlobeOp has petitioned the Court of Appeals to permit an interlocutory appeal of the class certification order.

GlobeOp was also named as one of five defendants in two derivative actions (the “Derivative Actions”) that were initially filed in New York State Supreme Court in February 2009. Following initial motion practice, the court ordered the plaintiffs to arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee is seeking unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with the Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintains that the prior orders compelling arbitration apply to the litigation trustee. The litigation trustee has not yet commenced arbitration proceedings.

In June 2013, all of the parties to the Anwar Action and the Derivative Actions, as well as certain insurers who have agreed to provide GlobeOp with coverage for these claims, entered into a binding memorandum of understanding to resolve all disputes and claims between and among the parties. GlobeOp’s insurers have agreed to fund the entirety of the contemplated settlement payments. The prospective settlements remain subject to final documentation, approval by the courts in which the Anwar Action and the Derivative Actions are pending, and various other conditions.

Millennium Actions

Several actions, which we refer to as the Millennium Actions, have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Funds. These actions include (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager, which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the investment manager in the U.S. class action; and (iii) a claim in the same arbitration proceeding by the Millennium Global Emerging Credit Master Fund Ltd against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the funds and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and the Millennium Emerging Credit Mast Fund Ltd. for indemnity, including in respect of the U.S. class action.

A hearing on the merits of the claims asserted in the UK arbitration began in London in July 2013.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. In 2012 and 2013, GlobeOp was reimbursed for litigation costs under the applicable insurance policy.

The Company cannot predict the outcome of these matters, but the Company believes that it has strong defenses to the Millennium Actions and is vigorously contesting these matters. The amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

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

6. Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$1,559,607
Adjustments to prior acquisitions	117
Income tax benefit on rollover options exercised	(3,557)
Effect of foreign currency translation	(29,739)

Balance at June 30, 2013	$1,526,428

7. Product and Geographic Sales Information

The Company operates in one reportable segment. The Company attributes net sales to an individual country based upon location of the client. The Company manages its business primarily on a geographic basis. The Company operates in the following geographic locations: the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

Revenues by geography were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$114,844	$82,088	$226,214	$148,115
Canada	16,241	14,626	32,002	28,475
Americas excluding United States and Canada	4,876	2,037	8,909	4,225
Europe	36,325	18,976	73,792	28,045
Asia Pacific and Japan	5,171	3,123	9,758	5,665

	$177,457	$120,850	$350,675	$214,525

Revenues by product group were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Portfolio management/accounting	$159,553	$102,723	$315,014	$177,902
Trading/treasury operations	8,397	9,253	16,518	18,683
Financial modeling	2,028	2,292	4,166	4,367
Loan management/accounting	1,696	1,666	3,355	3,666
Property management	3,478	3,053	7,140	6,335
Money market processing	1,860	1,364	3,591	2,551
Training	445	499	891	1,021

	$177,457	$120,850	$350,675	$214,525

8. Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the 2012 acquisitions of Hedgemetrix LLC (“Hedgemetrix”), Gravity Financial, LLC (“Gravity”), GlobeOp Financial Services S.A. (“GlobeOp”) and Thomson Reuters’ PORTIA business (the “PORTIA Business”), occurred on January 1, 2011. There were no acquisitions during the six months ended June 30, 2013. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2013.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$165,625	$329,518
Net income	$12,301	$25,882
Basic earnings per share	$0.16	$0.33
Basic weighted average number of common shares outstanding	78,098	77,908
Diluted earnings per share	$0.15	$0.31
Diluted weighted average number of common and common equivalent shares outstanding	82,822	82,491

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Software-enabled services	78%	70%	78%	70%
Software licenses	4	5	3	4
Maintenance	14	19	15	20
Professional services	4	6	4	6

Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percentage change in revenues for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Revenues:
Software-enabled services	$138,047	$84,889	63%	$273,786	$149,464	83%
Software licenses	6,626	5,768	15	12,696	9,578	33
Maintenance	25,410	22,976	11	51,425	42,474	21
Professional services	7,374	7,217	2	12,768	13,009	(2)

Total revenues	$177,457	$120,850	47	$350,675	$214,525	63

Three and Six Months Ended June 30, 2013 versus 2012. Our revenues increased primarily due to revenues related to our acquisitions of GlobeOp and the PORTIA Business, which contributed in aggregate $46.7 million and $121.9 million in revenues for the three and six months ended June 30, 2013, respectively, as well as a continued increase in demand for our hedge fund and private equity services from alternative investment managers. Our license and maintenance revenues experienced increases due to revenues related to the PORTIA Business, which contributed $0.3 million and $3.2 million to license and maintenance revenues for the three months ended June 30, 2013, respectively. Our license and maintenance revenues experienced increases due to revenues related to the PORTIA Business, which contributed $1.0 million and $10.5 million to license and maintenance revenues for the six months ended June 30, 2013, respectively. Additionally, the number and average size of perpetual licenses sold increased from 2012, as well as revenue associated with term licenses.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues:
Cost of software-enabled services	58%	55%	59%	54%
Cost of software licenses	20	27	21	30
Cost of maintenance	40	43	40	43
Cost of professional services	66	65	77	67
Total cost of revenues	55	52	55	51
Gross margin percentage	45	48	45	49

The following table sets forth cost of revenues (dollars in thousands) and percentage change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Cost of revenues:
Cost of software-enabled services	$80,245	$47,063	71%	$160,972	$79,975	101%
Cost of software licenses	1,348	1,543	(13)	2,622	2,845	(8)
Cost of maintenance	10,283	9,789	5	20,803	18,455	13
Cost of professional services	4,885	4,705	4	9,805	8,677	13

Total cost of revenues	$96,761	$63,100	53	$194,202	$109,952	77

Three and Six Months Ended June 30, 2013 versus 2012. Our total cost of revenues increased for the three and six months ended June 30, 2013 primarily as a result of $23.6 million and $60.8 million in aggregate costs, respectively, associated with our acquisitions of GlobeOp and the PORTIA Business. The decrease in our gross margins is primarily due to an increase in amortization expense of $7.9 million and $20.2 million for the three- and six-month periods, respectively, related to intangible assets acquired in those acquisitions. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers and as a result of stock-based compensation expense.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses:
Selling and marketing	6%	7%	6%	7%
Research and development	8	9	8	9
General and administrative	6	7	6	6
Transaction costs	—	8	—	6
Total operating expenses	20	30	20	29

The following table sets forth operating expenses (dollars in thousands) and percentage change in operating expenses for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Operating expenses:
Selling and marketing	$10,563	$8,286	28%	$20,027	$15,658	28%
Research and development	13,639	10,646	28	27,441	19,285	42
General and administrative	11,202	8,271	35	21,717	12,859	69
Transaction costs	—	9,421	(100)	—	13,574	(100)

Total operating expenses	$35,404	$36,624	(3)	$69,185	$61,376	13

Three Months Ended June 30, 2013 versus 2012. The decrease in total operating expenses in the second quarter of 2013 was primarily due to the transaction costs incurred in the second quarter of 2012 associated with our acquisitions of GlobeOp and the PORTIA Business, partially offset by an increase in operating expenses as a result of those acquisitions, which added $6.5 million in costs, and amortization expense of $0.2 million related to intangible assets acquired in the acquisitions.

Six Months Ended June 30, 2013 versus 2012. The increase in total operating expenses in the first six months of 2013 was primarily due to our acquisitions of GlobeOp and the PORTIA Business, which added $17.7 million in costs, and amortization expense of $1.2 million related to intangible assets acquired in the acquisitions, partially offset by transaction costs associated with those acquisitions included in the first six months of 2012.

Comparison of the Three and Six Months Ended June 30, 2013 and 2012 for Interest, Taxes and Other

Interest expense, net. We had interest expense, net of $11.8 million and $24.3 million for the three and six months ended June 30, 2013, respectively, compared to $4.5 million and $5.0 million for the three and six months ended June 30, 2012, respectively. The increase in interest expense in 2013 reflects the higher average debt balance resulting from the new credit facility, which was entered into during the second quarter of 2012 in connection with our acquisitions of GlobeOp and the PORTIA Business, and the related amortization of deferred financing costs and an original issue discount. This facility is discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. Other income, net for the three and six months ended June 30, 2013 consists primarily of foreign currency transaction gains. Other expense, net for the three and six months ended June 30, 2012 consisted foreign currency transaction losses and a loss recorded on foreign currency contracts associated with our acquisition of GlobeOp.

Provision (benefit) for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision (benefit) for income taxes	9,759	(497)	17,967	7,268
Effective tax rate	27.2%	(7.9%)	27.4%	37.5%

Our effective tax rates for the six months ended June 30, 2013 and 2012 differ primarily due to the impact of the GlobeOp acquisition on our global tax provision. Most notably, the second quarter 2012 effective rate was adversely impacted by certain non-deductible transaction-related costs and a valuation allowance with respect to a foreign holding company. Our effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in effective rate from 2012 to 2013 was primarily due to the impact of the foreign restructuring that was completed in December 2012. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 27%, 34% and 23%, respectively, in 2013. The consolidated expected effective tax rate for the year ended December 31, 2013 is forecasted to be between 27% and 28%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. Additionally, unrecognized tax benefits of approximately $7.6 million are likely to be recognized within the next 12 months due to the lapse of a statute of limitation, which would further impact our effective tax rate for 2013.

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

Our cash at June 30, 2013 was $60.6 million, a decrease of $25.6 million from $86.2 million at December 31, 2012. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations.

Net cash provided by operating activities was $70.0 million for the six months ended June 30, 2013. Cash provided by operating activities was primarily due to net income of $47.5 million adjusted for non-cash items of $48.0 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $25.5 million. The changes in our working capital accounts were driven by decreases in accrued expenses, accounts payable and deferred revenues and increases in accounts receivable and prepaid expenses and other assets, partially offset by a change in income taxes prepaid and payable. The decrease in deferred revenues was primarily due to the recognition of annual maintenance fees. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses. The increase in accounts receivable was primarily due to the increase in revenue.

Investing activities used net cash of $8.1 million for the six months ended June 30, 2013, primarily related to $7.7 million in cash paid for capital expenditures and $0.4 million in cash paid for capitalized software.

Financing activities used net cash of $84.9 million for the six months ended June 30, 2013, representing $102.0 million in repayments of debt and $1.9 million in deferred financing costs, partially offset by proceeds of $14.1 million from stock option exercises and realized income tax windfall benefits of $4.9 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2013, we held approximately $45.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of June 30, 2013, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of funds at our Canadian operations. At June 30, 2013, approximately $15.4 million in cash was held at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $2.6 million. Excess cash held by subsidiaries of our foreign debt holder will be used to facilitate debt servicing of our foreign debt holder.

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

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the revolving credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.00 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin.

In June 2013, we completed a repricing of our $620.2 million term B-1 loans and $64.2 million term B-2 loans, which replaced them with new term B-1 loans and term B-2 loans at the same outstanding principal balance of $684.4 million, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.75% or the base rate plus 1.75%, and the LIBOR floor has been reduced from 1.00% to 0.75%, subject to a step-down at any time that the consolidated net senior secured leverage ratio is less than 2.75 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The maturity date of the new loans remains June 8, 2019, and no changes were made to the financial covenants or scheduled amortization.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of June 30, 2013, there was $257.8 million in principal amount outstanding under the term A-2 facility, $599.2 million in principal amount outstanding under the term B-1 facility and $62.0 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of June 30, 2013, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of June 30, 2013, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013
Net income (loss)	$26,119	$(5,760)	$47,548	$12,123	$81,245
Interest expense, net	11,784	8,840	24,289	9,389	51,756
Income taxes	9,759	(497)	17,967	7,268	35,364
Depreciation and amortization	24,990	15,680	49,742	25,885	99,671

EBITDA	72,652	18,263	139,546	54,665	268,036
Purchase accounting adjustments (1)	(24)	300	41	248	687
Unusual or non-recurring charges (2)	(1,976)	28,235	(2,532)	28,793	304
Acquired EBITDA and cost savings (3)	—	12,238	—	12,238	632
Stock-based compensation	1,929	1,183	4,035	2,412	7,213
Capital-based taxes	—	—	—	(765)	(20)
Other (4)	6	(48)	217	(91)	291

Consolidated EBITDA	$72,587	$60,171	$141,307	$97,500	$277,143

(1)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include transaction costs, gains on currency contracts, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with facilities, acquisitions and the sale of fixed assets.
(3)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of June 30, 2013 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	5.50x	3.10x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on our results of operations or financial position.

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

At June 30, 2013, we had total variable interest rate debt of $919.0 million. As of June 30, 2013, a 1% increase in interest rates would result in an increase in interest expense of approximately $5.5 million per year.

During the six months ended June 30, 2013, approximately 35% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2013. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: August 9, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Fifth Amendment to Credit Agreement dated June 10, 2013, by and among SS&C Technologies, Inc., the Registrant, SS&C Technologies Holdings Europe, certain subsidiaries of the Registrant as guarantors, Deutsche Bank AG New York Branch as administrative agent, and as designated 2013 replacement term lender, and each 2013 converting lender

10.2	Form of Restricted Stock Award

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.