Form 10-Q
period 2013-09-30
SS&C Technologies Holdings Inc
filed 2013-11-06
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 82,228,873 shares of the registrant’s common stock outstanding as of November 4, 2013.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$81,575	$86,160
Accounts receivable, net of allowance for doubtful accounts of $2,957 and $2,359, respectively	85,871	91,690
Prepaid expenses and other current assets	20,263	11,548
Prepaid income taxes	23,203	9,651
Deferred income taxes	4,031	5,408
Restricted cash	2,460	2,460

Total current assets	217,403	206,917
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	29,937	28,557
Equipment, furniture, and fixtures	64,700	58,046

	97,292	89,258
Less accumulated depreciation	(43,975)	(34,219)

Net property, plant and equipment	53,317	55,039
Deferred income taxes	733	1,459
Goodwill	1,542,947	1,559,607
Intangible and other assets, net of accumulated amortization of $317,922 and $255,449, respectively	478,432	539,883

Total assets	$2,292,832	$2,362,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$21,782	$22,248
Accounts payable	17,298	10,528
Income taxes payable	—	1,314
Accrued employee compensation and benefits	34,730	39,812
Other accrued expenses	28,675	22,650
Deferred maintenance and other revenue	59,108	63,700

Total current liabilities	161,593	160,252
Long-term debt, net of current portion (Note 4)	814,377	989,890
Other long-term liabilities	12,569	17,102
Deferred income taxes	108,246	120,158

Total liabilities	1,096,785	1,287,402
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 and 1,429 shares issued and outstanding, respectively, of which 0 and 13 are unvested, respectively	27	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 79,997 shares and 78,141 shares issued, respectively, and 79,509 shares and 77,653 shares outstanding, respectively, of which 25 and 0 are unvested, respectively	800	781
Additional paid-in capital	902,356	853,455
Accumulated other comprehensive income	32,115	51,518
Retained earnings	266,568	175,554

	1,201,866	1,081,322
Less: cost of common stock in treasury, 488 shares	(5,819)	(5,819)

Total stockholders’ equity	1,196,047	1,075,503

Total liabilities and stockholders’ equity	$2,292,832	$2,362,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Software-enabled services	$138,123	$125,605	$411,909	$275,069
Software licenses	8,184	5,885	20,880	15,463
Maintenance	26,178	25,519	77,603	67,993
Professional services	7,020	8,553	19,788	21,562

Total revenues	179,505	165,562	530,180	380,087
Cost of revenues:
Software-enabled services	79,875	75,965	240,847	155,940
Software licenses	1,286	1,764	3,908	4,609
Maintenance	10,150	10,883	30,953	29,338
Professional services	4,884	5,126	14,689	13,803

Total cost of revenues	96,195	93,738	290,397	203,690

Gross profit	83,310	71,824	239,783	176,397
Operating expenses:
Selling and marketing	10,849	8,970	30,876	24,628
Research and development	13,117	13,193	40,558	32,478
General and administrative	11,480	11,668	33,197	24,527
Transaction costs	—	748	—	14,322

Total operating expenses	35,446	34,579	104,631	95,955

Operating income	47,864	37,245	135,152	80,442
Interest expense, net	(9,036)	(13,726)	(33,325)	(18,760)
Other (expense) income, net	(110)	(1,808)	2,406	(16,225)
Loss on extinguishment of debt	—	—	—	(4,355)

Income before income taxes	38,718	21,711	104,233	41,102
(Benefit) provision for income taxes	(4,748)	4,096	13,219	11,364

Net income	$43,466	$17,615	$91,014	$29,738

Basic earnings per share	$0.53	$0.22	$1.13	$0.38

Basic weighted average number of common shares outstanding	81,784	78,548	80,779	78,123

Diluted earnings per share	$0.51	$0.21	$1.07	$0.36

Diluted weighted average number of common and common equivalent shares outstanding	86,068	83,202	85,126	82,744

Net income	$43,466	$17,615	$91,014	$29,738
Other comprehensive income (loss):
Foreign currency exchange translation adjustment	21,807	24,649	(19,403)	28,119

Total other comprehensive income (loss)	21,807	24,649	(19,403)	28,119

Comprehensive income	$65,273	$42,264	$71,611	$57,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities:
Net income	$91,014	$29,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,441	50,620
Amortization and write-offs of loan origination costs	4,408	7,814
Income tax benefit related to exercise of stock options	(11,796)	(2,863)
Deferred income taxes	(10,049)	(7,723)
Stock-based compensation expense	6,010	3,798
Provision for doubtful accounts	528	473
Loss on sale or disposition of property and equipment	316	13
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	5,911	(14,652)
Prepaid expenses and other assets	(8,405)	8,873
Income taxes prepaid and payable	8,854	(4,333)
Accounts payable	5,189	(2,240)
Accrued expenses	(7,611)	(5,420)
Deferred maintenance and other revenue	(4,534)	(3,432)

Net cash provided by operating activities	154,276	60,666

Cash flow from investing activities:
Additions to property and equipment	(9,933)	(8,839)
Proceeds from sale of property and equipment	61	—
Cash paid for business acquisitions, net of cash acquired	—	(964,523)
Additions to capitalized software	(1,570)	(640)
Other	—	87

Net cash used in investing activities	(11,442)	(973,915)

Cash flow from financing activities:
Cash received from debt borrowings, net of loan origination costs	—	1,304,210
Repayments of debt	(177,000)	(366,600)
Income tax benefit related to exercise of stock options	11,796	2,863
Payment of contingent consideration	—	(1,800)
Proceeds from exercise of stock options	22,360	12,325
Other	(1,917)	—

Net cash (used in) provided by financing activities	(144,761)	950,998

Effect of exchange rate changes on cash	(2,658)	2,188

Net (decrease) increase in cash	(4,585)	39,937
Cash, beginning of period	86,160	40,318

Cash, end of period	$81,575	$80,255

Supplemental disclosure of non-cash activities:
Excess tax benefit related to stock option exercises	$10,279	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SS&C Technologies Holdings, Inc., or Holdings, is our top-level holding company. SS&C Technologies, Inc., or “SS&C”, is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. The “Company” means SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “2012 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of September 30, 2013, the results of its operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2012, which were included in the 2012 Form 10-K. The December 31, 2012 consolidated balance sheet data contained in the accompanying financial statements were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and did not have any impact on the Company’s financial position, results of operations or cash flows.

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

2. Equity and Stock-based Compensation

During the three months ended September 30, 2013, the Company granted 25,000 restricted shares of its common stock, which vest over a period of four years.

For stock options and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statements of Comprehensive Income Classification
Cost of software-enabled services	$721	$383	$2,191	$942
Cost of maintenance	66	57	204	171
Cost of professional services	81	61	252	184

Total cost of revenues	868	501	2,647	1,297
Selling and marketing	375	255	981	726
Research and development	215	145	681	384
General and administrative	517	485	1,701	1,391

Total operating expenses	1,107	885	3,363	2,501

Total stock-based compensation expense	$1,975	$1,386	$6,010	$3,798

A summary of stock option activity as of and for the nine months ended September 30, 2013 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2013	13,411,130
Granted	234,500
Cancelled/forfeited	(261,958)
Exercised	(3,106,423)

Outstanding at September 30, 2013	10,277,249

During the nine months ended September 30, 2013, the Company recorded $24.1 million of income tax benefits related to the exercise of stock options. Of this amount, $3.6 million was recorded to goodwill and $20.5 million was recorded to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. The Company realized $13.8 million of cash savings through September 30, 2013 related to these benefits, of which a proportional amount relating to the additional paid in capital was recognized as cash inflows from financing activities while the remainder was recognized as cash inflows from operations on its Condensed Consolidated Statements of Cash Flows.

3. Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted stock using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their exercise prices together with other assumed proceeds exceed the average fair value of common stock for the period. The Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	81,784	78,548	80,779	78,123
Weighted average common stock equivalents – options and restricted shares	4,284	4,654	4,347	4,621

Weighted average common and common equivalent shares outstanding	86,068	83,202	85,126	82,744

Options to purchase 94,587 and 577,556 shares were outstanding for the three months ended September 30, 2013 and 2012, respectively, and options to purchase 40,007 and 407,589 shares were outstanding for the nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

4. Debt

At September 30, 2013 and December 31, 2012, debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Credit facility, weighted-average interest rate of 3.34% and 4.42%, respectively	$844,000	$1,021,000
Unamortized original issue discount	(7,841)	(8,862)

	836,159	1,012,138
Short-term borrowings and current portion of long-term debt	(21,782)	(22,248)

Long-term debt	$814,377	$989,890

Capitalized financing costs of $1.1 million and $1.0 million were amortized to interest expense in the three months ended September 30, 2013 and 2012, respectively. Capitalized financing costs of $3.4 million and $1.5 million were amortized to interest expense in the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company amortized to interest expense $0.3 million and $1.0 million of the original issue discount in the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, the Company amortized to interest expense $0.3 million and $0.4 million, respectively, of the original issue discount. During the nine months ended September 30, 2012, the Company incurred expenses of $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheets.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $845.4 million and $1,030.0 million at September 30, 2013 and December 31, 2012, respectively. These fair values were computed based on comparable quoted market prices.

In June 2013, the Company completed a repricing of its $620.2 million term B-1 loans and $64.2 million term B-2 loans, which replaced these loans with new term B-1 loans and term B-2 loans at the same outstanding principal balance of $684.4 million, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.75% or the base rate plus 1.75%, and the LIBOR floor has been reduced from 1.00% to 0.75%, subject to a step-down at any time that the consolidated net senior secured leverage ratio is less than 2.75 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The maturity date of the new loans remains June 8, 2019, and no changes were made to the financial covenants or scheduled amortization.

The repricing of the debt was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt – Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted for the repricing as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the amounts that exited the syndicate.

5. Commitments and Contingencies

As described below, the Company’s subsidiary, GlobeOp Financial Services S.A. (“GlobeOp”), is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

In April 2009, GlobeOp was named as a defendant in a putative class action (the “Anwar Action”), filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., (the “FG Funds”), and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleges breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and seeks to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the approximate net asset value of the Greenwich Sentry Fund was $135.0 million and the Greenwich Sentry Partners Fund was $6.0 million. In February 2013, the U.S. District Court for the Southern District of New York granted the plaintiffs’ motion for class certification of a class consisting of all net loss investors in the litigated funds (excluding investors from a number of enumerated foreign countries). GlobeOp petitioned the Court of Appeals to permit an interlocutory appeal of the class certification order, but subsequently requested that the Court of Appeals hold its petition in abeyance pending the consummation of a settlement, as detailed below.

GlobeOp was also named as one of five defendants in two derivative actions (the “Derivative Actions”) that were initially filed in New York State Supreme Court in February 2009. Following initial motion practice, the court ordered the plaintiffs to arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee is seeking unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintains that the prior orders compelling arbitration apply to the litigation trustee. The litigation trustee has not yet commenced arbitration proceedings.

In August 2013, GlobeOp and the plaintiffs in the Anwar Action and the Derivative Actions, as well as certain insurers who have agreed to provide GlobeOp with coverage for these claims, entered into a settlement agreement resolving all disputes and claims between and among the parties. The prospective settlements are subject to approval by the court in which the Anwar Action is pending and various other conditions. GlobeOp’s insurers have funded the entirety of the contemplated settlement payments into escrow where funds are being held subject to final consummation of the settlement agreement.

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to services performed by GlobeOp under a valuation agent services agreement for the Millennium Funds. These actions include (i) a class action in the U.S. District Court for the Southern District of New York on behalf of investors in the Millennium Funds filed in May 2012 asserting claims of $844.0 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom on behalf of the Millennium Funds’ investment manager, which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the investment manager in the U.S. class action; and (iii) a claim in the same arbitration proceeding by the Millennium Global Emerging Credit Master Fund Ltd against GlobeOp for damages alleged to be in excess of $160.0 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the funds and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The putative class action pending in the Southern District of New York also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the investment managers and the Millennium Emerging Credit Mast Fund Ltd. for indemnity, including in respect of the U.S. class action.

A hearing on the merits of the claims asserted in the United Kingdom arbitration was conducted in London in July and August 2013. The hearing has been adjourned and is not expected to be reconvened until 2014.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. GlobeOp was reimbursed for litigation costs incurred in 2012 and 2013 under the applicable insurance policy.

The Company cannot predict the outcome of these matters, but the Company believes that it has strong defenses to the Millennium Actions and is vigorously contesting these matters. The full amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims that arise in the normal course of its business. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that would have a material adverse effect on the Company or its business.

6. Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$1,559,607
Adjustments to prior acquisitions	117
Income tax benefit on rollover options exercised	(3,557)
Effect of foreign currency translation	(13,220)

Balance at September 30, 2013	$1,542,947

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

Revenues by geography were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$121,390	$105,553	$347,603	$253,668
Canada	12,737	14,248	44,740	42,723
Americas excluding United States and Canada	4,118	4,278	13,028	8,503
Europe	36,538	37,499	110,329	65,544
Asia Pacific and Japan	4,722	3,984	14,480	9,649

	$179,505	$165,562	$530,180	$380,087

Revenues by product group were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Portfolio management/accounting	$161,451	$146,959	$476,464	$324,861
Trading/treasury operations	7,980	8,888	24,498	27,571
Financial modeling	2,156	2,124	6,323	6,491
Loan management/accounting	1,705	1,652	5,060	5,318
Property management	3,804	4,052	10,944	10,387
Money market processing	1,977	1,357	5,568	3,907
Training	432	530	1,323	1,552

	$179,505	$165,562	$530,180	$380,087

8. Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the 2012 acquisitions of Hedgemetrix LLC (“Hedgemetrix”), Gravity Financial, LLC (“Gravity”), GlobeOp and Thomson Reuters’ PORTIA business (the “PORTIA Business”), occurred on January 1, 2011. There were no acquisitions during the nine months ended September 30, 2013. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$166,895	$496,413
Net income	$18,340	$44,221
Basic earnings per share	$0.23	$0.57
Basic weighted average number of common shares outstanding	78,548	78,123
Diluted earnings per share	$0.22	$0.53
Diluted weighted average number of common and common equivalent shares outstanding	83,202	82,744

9. Income Taxes

The Company’s effective tax rates decreased from 2012 to 2013 primarily due to discrete items recorded during the three months ended September 30, 2013. The third quarter 2013 effective rate was benefited by the recognition of previously unrecognized tax benefits of approximately $7.3 million, an enacted rate change in the United Kingdom, which resulted in a tax benefit of approximately $2.9 million, and research and development credits and other discrete items, which resulted in tax benefits of approximately $5.6 million. The decrease in the effective rate on a year-to-date basis was primarily due to the effect of these discrete items recorded during the three months ended September 30, 2013.

10. Subsequent Events

In October 2013, the Company purchased all of the outstanding stock of Prime Management Limited (“Prime”) for approximately $4.0 million in cash, plus the cost of effecting the transaction and the assumption of certain liabilities. Prime provides fund administration to investment structures, sponsors and managers in the insurance-linked securities market. The net assets and results of operations of Prime will be included in the Company’s consolidated financial statements from October 1, 2013. The relevant business combination disclosures will be included in the Company’s consolidated financial statements once the preliminary accounting has been finalized.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Software-enabled services	77%	76%	78%	72%
Software licenses	5	4	4	4
Maintenance	14	15	14	18
Professional services	4	5	4	6

Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percentage change in revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Revenues:
Software-enabled services	$138,123	$125,605	10%	$411,909	$275,069	50%
Software licenses	8,184	5,885	39	20,880	15,463	35
Maintenance	26,178	25,519	3	77,603	67,993	14
Professional services	7,020	8,553	(18)	19,788	21,562	(8)

Total revenues	$179,505	$165,562	8	$530,180	$380,087	39

Three Months Ended September 30, 2013 versus 2012. Our total revenues increased primarily due to a continued increase in demand for our hedge fund and private equity services from alternative investment managers. Software license revenue increased primarily due to increased demand for our PORTIA product. Additionally, the average size of perpetual licenses sold increased from 2012, as did revenue associated with term licenses.

Nine Months Ended September 30, 2013 versus 2012. Our total revenues increased primarily due to revenues related to our acquisitions of GlobeOp and the PORTIA Business, which contributed an aggregate of $119.2 million in revenues for the nine months ended September 30, 2013, as well as a continued overall increase in demand for our hedge fund and private equity services from alternative investment managers. Software license revenue increased primarily due to increased demand for our PORTIA product. Additionally, the number and average size of perpetual licenses sold increased from 2012, as did revenue associated with term licenses.

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

The following table sets forth each of the following cost of revenues as a percentage of its respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues:
Cost of software-enabled services	58%	60%	58%	57%
Cost of software licenses	16	30	19	30
Cost of maintenance	39	43	40	43
Cost of professional services	70	60	74	64
Total cost of revenues	54	57	55	54
Gross margin percentage	46	43	45	46

The following table sets forth cost of revenues (dollars in thousands) and percentage change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of revenues:
Cost of software-enabled services	$79,875	$75,965	5%	$240,847	$155,940	54%
Cost of software licenses	1,286	1,764	(27)	3,908	4,609	(15)
Cost of maintenance	10,150	10,883	(7)	30,953	29,338	6
Cost of professional services	4,884	5,126	(5)	14,689	13,803	6

Total cost of revenues	$96,195	$93,738	3	$290,397	$203,690	43

Three Months Ended September 30, 2013 versus 2012. Our total cost of revenues increased for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to increases in cost of software-enabled services revenues to support the increased demand for our hedge fund and private equity services from alternative investment managers. Additionally, costs increased due to our 2012 acquisitions of Gravity and Hedgemetrix and as a result of an increase in stock-based compensation expense, partially offset by the favorable impact from foreign currency translation, resulting from the relative strength of the U.S. dollar to currencies such as the Indian rupee. The decrease in cost of software licenses and cost of maintenance was primarily due to a decrease in amortization expense. The increase in our gross margins is primarily due to cost reductions at acquisitions that improved operating margins.

Nine Months Ended September 30, 2013 versus 2012. Our total cost of revenues increased for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to our acquisitions of GlobeOp and the PORTIA Business, which added costs of $59.2 million in the aggregate as well as an increase in amortization expense related to intangible assets acquired in those acquisitions. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers and as a result of stock-based compensation expense, partially offset by the favorable impact from foreign currency translation, resulting from the relative strength of the U.S. dollar to currencies such as the Indian rupee. The decrease in cost of software licenses was primarily due to a decrease in amortization expense. The decrease in our gross margins for the nine months ended September 30, 2013 is primarily due to an increase in amortization expense related to intangible assets acquired in the acquisitions of GlobeOp and the PORTIA Business, partially offset by cost reductions at acquisitions that improved operating margins.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Selling and marketing	6%	5%	6%	6%
Research and development	7	8	8	9
General and administrative	6	7	6	6
Transaction costs	—	—	—	4
Total operating expenses	20	21	20	25

The following table sets forth operating expenses (dollars in thousands) and percentage change in operating expenses for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Operating expenses:
Selling and marketing	$10,849	$8,970	21%	$30,876	$24,628	25%
Research and development	13,117	13,193	(1)	40,558	32,478	25
General and administrative	11,480	11,668	(2)	33,197	24,527	35
Transaction costs	—	748	(100)	—	14,322	(100)

Total operating expenses	$35,446	$34,579	3	$104,631	$95,955	9

Three Months Ended September 30, 2013 versus 2012. The increase in total operating expenses for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to an increase in selling and marketing costs to support revenue growth, partially offset by transaction costs included in the three months ended September 30, 2012 and the favorable impact from foreign currency translation, resulting from the relative strength of the U.S. dollar to currencies such as the Indian rupee.

Nine Months Ended September 30, 2013 versus 2012. The increase in total operating expenses in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to our acquisitions of GlobeOp and the PORTIA Business, which added $17.7 million in costs in the aggregate, and an increase in amortization expense related to intangible assets acquired in the acquisitions. Additionally, operating expenses increased due to an increase in stock-based compensation, partially offset by transaction costs included in the first nine months of 2012 and the favorable impact from foreign currency translation, resulting from the relative strength of the U.S. dollar to currencies such as the Indian rupee.

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012 for Interest, Taxes and Other

Interest expense, net. We had interest expense, net of $9.0 million and $33.3 million for the three and nine months ended September 30, 2013, respectively, compared to $13.7 million and $18.8 million for the three and nine months ended September 30, 2012, respectively. The decrease in interest expense for the three months ended September 30, 2013 is due to the lower average debt balance and the lower average interest rates resulting from the repricing of the term B loans. The increase in interest expense for the nine months ended September 30, 2013 reflects the higher average debt balance resulting from the new credit facility, which was entered into during the second quarter of 2012 in connection with our acquisitions of GlobeOp and the PORTIA Business, and the related amortization of deferred financing costs and an original issue discount. This facility is discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. Other income, net for the nine months ended September 30, 2013 consists primarily of foreign currency transaction gains. Other expense, net for the three months ended September 30, 2013 and three and nine months ended September 30, 2012 consisted of foreign currency transaction losses. Additionally, other expense, net for the nine months ended September 30, 2012 consisted of a loss recorded on foreign currency contracts associated with our acquisition of GlobeOp.

Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2012 consisted of $4.4 million in write-offs of deferred financing costs associated with the repayment of our prior credit facility.

(Benefit) provision for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Benefit) provision for income taxes	(4,748)	4,096	13,219	11,364
Effective tax rate	(12.3%)	18.9%	12.7%	27.6%

Our effective tax rates decreased from 2012 to 2013 primarily due to discrete items recorded during the three months ended September 30, 2013. The third quarter 2013 effective rate was benefited by the recognition of previously unrecognized tax benefits of approximately $7.3 million, an enacted rate change in the United Kingdom, which resulted in a tax benefit of approximately $2.9 million, and research and development credits and other discrete items, which resulted in tax benefits of approximately $5.6 million. The decrease in the effective rate on a year-to-date basis was primarily due to the effect of these discrete items recorded during the three months ended September 30, 2013.

Our effective tax rates differ from the statutory rate primarily due to the effect of the discrete items recorded during the three months ended September 30, 2013, as well as the effect of our foreign operations. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 27%, 34% and 23%, respectively, in 2013. The consolidated expected effective tax rate for the year ended December 31, 2013 is forecasted to be between 16% and 17%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash at September 30, 2013 was $81.6 million, a decrease of $4.6 million from $86.2 million at December 31, 2012. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations and proceeds from stock option exercises and the related income tax benefits.

Net cash provided by operating activities was $154.3 million for the nine months ended September 30, 2013. Cash provided by operating activities was primarily due to net income of $91.0 million adjusted for non-cash items of $63.9 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $0.6 million. The changes in our working capital accounts were driven by decreases in accrued expenses and deferred revenues and increases in prepaid expenses and other assets, partially offset by a decrease in accounts receivable, an increase in accounts payable and a change in income taxes prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses. The decrease in deferred revenues was primarily due to the recognition of annual maintenance fees. The decrease in accounts receivable was primarily due to the improvement in days’ sales outstanding from 50 days at September 30, 2012 to 43 days at September 30, 2013.

Investing activities used net cash of $11.4 million for the nine months ended September 30, 2013, primarily related to $9.9 million in cash paid for capital expenditures and $1.6 million in cash paid for capitalized software.

Financing activities used net cash of $144.8 million for the nine months ended September 30, 2013, representing $177.0 million in repayments of debt and $1.9 million in deferred financing costs, partially offset by proceeds of $22.4 million from stock option exercises and realized income tax windfall benefits of $11.8 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2013, we held approximately $56.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of September 30, 2013, we believe we have sufficient foreign tax credits available to offset tax obligations associated with the repatriation of funds at our Canadian operations. At September 30, 2013, approximately $17.8 million in cash was held at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.0 million. We intend to use excess cash held by subsidiaries of our foreign debt holder to facilitate debt servicing of our foreign debt holder.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Credit Facility

On March 14, 2012, in connection with our acquisition of GlobeOp, we entered into a credit agreement with SS&C and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Sarl, as the borrowers (the “Credit Agreement”). The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325.0 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725.0 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75.0 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142.0 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100.0 million in commitments. The revolving credit facility contains a $25.0 million letter of credit sub-facility and a $20.0 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the revolving credit facility. The term A loans and the revolving credit facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.00 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin.

In June 2013, we completed a repricing of our $620.2 million term B-1 loans and $64.2 million term B-2 loans, which replaced these loans with new term B-1 loans and term B-2 loans at the same outstanding principal balance of $684.4 million, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.75% or the base rate plus 1.75%, and the LIBOR floor has been reduced from 1.00% to 0.75%, subject to a step-down at any time that the consolidated net senior secured leverage ratio is less than 2.75 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The maturity date of the new loans remains June 8, 2019, and no changes were made to the financial covenants or scheduled amortization.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of September 30, 2013, there was $234.9 million in principal amount outstanding under the term A-2 facility, $552.0 million in principal amount outstanding under the term B-1 facility and $57.1 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of September 30, 2013, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of September 30, 2013, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013
Net income (loss)	$43,466	$17,615	$91,014	$29,738	$107,096
Interest expense, net	9,036	13,726	33,325	23,115	47,066
Income taxes	(4,748)	4,096	13,219	11,364	26,520
Depreciation and amortization	24,699	24,735	74,441	50,620	99,635

EBITDA	72,453	60,172	211,999	114,837	280,317
Purchase accounting adjustments (1)	(47)	413	(6)	661	227
Unusual or non-recurring charges (2)	217	3,223	(2,315)	32,016	(2,702)
Acquired EBITDA and cost savings (3)	—	333	—	34,841	40
Stock-based compensation	1,975	1,386	6,010	3,798	7,802
Capital-based taxes	—	(20)	—	(785)	—
Other (4)	(38)	(50)	179	(141)	303

Consolidated EBITDA	$74,560	$65,457	$215,867	$185,227	$285,987

(1)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include transaction costs, gains on currency contracts, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with facilities, acquisitions and the sale of fixed assets.
(3)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of September 30, 2013 are as follows:

	Covenant Requirement		Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	5.00	x	2.67	x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined in the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and did not have any impact on our financial position, results of operations or cash flows.

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

At September 30, 2013, we had total variable interest rate debt of $844.0 million. As of September 30, 2013, a 1% increase in interest rates would result in an increase in interest expense of approximately $5.0 million per year.

During the nine months ended September 30, 2013, approximately 34% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the nine months ended September 30, 2013. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved as set forth in Note 5 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Date: November 6, 2013

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.