Form 10-K
period 2013-12-31
SS&C Technologies Holdings Inc
filed 2014-02-27
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,932,188,147 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 82,725,609 shares of the registrant’s common stock outstanding as of February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2013. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements contained herein that are not statements of historical fact are forward-looking statements, including, without limitation, statements regarding future financial performance, funding requirements and liquidity; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, competitive strengths or market position, acquisitions and related synergies; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other communication in which they are made. We expressly disclaim any obligation to update our forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise, except as required by law.

The following are our registered trademarks and/or service marks in the United States and/or in other countries: ADVISORWARE, BENEFIX, DBC, FIXLINK, FUNDRUNNER, GLOBEOP, GORISK, MARGINMAN, MAXIMIS, PACER, PAGES, PORTIA, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, TRADEWARE, TRADEWARE GLOBAL, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 6,900 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

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

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 92% of total revenues in the year ended December 31, 2013. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $712.7 million for the year ended December 31, 2013 as compared to revenues of $551.8 million for the year ended December 31, 2012. We generated 74% of our revenues in 2013 from clients in North America and 26% from clients outside North America. Our revenues are highly diversified, with our largest client in 2013 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements and Note 15 to our consolidated financial statements.

Our industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. We believe that financial services providers will increasingly turn to information technology, or IT, solutions as a result of economic challenges and heightened regulatory requirements. Financial service firms are in a search for more risk-averse business strategies and simplified regulatory compliance. As a result, we believe the financial services industry will continue to increase its investments in IT solutions in 2014.

Opportunities

We believe that we are well positioned to address the ongoing business and regulatory needs of the clients we seek to serve in the financial services industry, taking into account a competitive environment that reflects the following competitive dynamics.

Asset Classes and Securities Products Growing in Volume and Complexity. Investment professionals must increasingly track and invest in numerous asset classes that are far more complex than traditional equity and debt instruments. These assets require more sophisticated systems to automate functions such as trading and modeling, portfolio management, accounting, performance measurement, reconciliation, reporting, processing and clearing. Manual tracking of orders and other transactions is not effective for these assets. In addition, as the business knowledge requirements increase, financial services firms see increasing value in outsourcing the management of these assets to firms such as SS&C that offer software-enabled services.

Increasing Regulatory Requirements and Investor Demand for Transparency. Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States. Several high-profile scandals have also led to increased investor demand for transparency. The financial services industry must meet these complicated and burdensome requirements, and many financial service firms have struggled to do so. In addition, as the financial services industry continues to grow in complexity, we anticipate regulatory oversight will continue to impose new demands on financial services providersas hedge funds are experiencing similar regulatory pressures. In addition, financial services providers continue to face increasing regulatory oversight from domestic organizations such as the Financial Industry Regulatory Authority, U.S. Treasury Department, Securities and Exchange Commission, New York Stock Exchange, National Association of Insurance Commissioners and U.S. Department of Labor as well as foreign regulatory bodies such as the Office of Supervision of Financial Institutions in Ottawa, Canada, Financial Services Association in London, England and Ministry of Finance in Tokyo, Japan.

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

Broad Portfolio of Products and Services Focused on Financial Services Organizations. Our broad portfolio of over 80 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

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

Deep Domain Knowledge and Extensive Industry Experience. As of December 31, 2013, we had 3,854 development, service and support professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements.

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

Our growth strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services, Cloud-Based Software and Mobility. Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $246.0 million for the year ended December 31, 2011 to $552.6 million for the year ended December 31, 2013, representing a compound annual growth rate of 49.9%.

Expand Our Client Base. Our client base of more than 6,900 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain.

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

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies. We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 39 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence. We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2013, we generated 26% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

Our acquisitions

As mentioned above, we intend to continue to employ a highly disciplined and focused acquisition strategy. Our past acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. The addition of new products and services has also enabled us to market other products and services to acquired client bases. We believe our acquisitions have been an extension of our research and development effort and have enabled us add to our product and service offerings without incurring the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 39 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment. Through our acquisitions, we seek companies that:

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

The following table provides a list of the most substantial acquisitions we have made since 1995:

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
October 2005	Open Information Systems	$24,000,000	Entered money market, custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500,000	Expanded electronic trading offering in broker/dealer market
December 2010	TimeShareWare	$30,500,000	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170,000,000	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services N.A.	$834,400,000	Expanded fund administration services in hedge fund and other asset management sectors

Products and services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 80 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

Portfolio management/accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions. Some of our portfolio management products include:

AdvisorWare. AdvisorWare software supports hedge funds, funds of funds and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax, partnership and allocation reporting requirements. It delivers comprehensive multicurrency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.

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

SS&C GlobeOp. We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C GlobeOp offers fund manager services, transfer agency services, funds of funds services, tax processing, compliance services and accounting processing. SS&C GlobeOp supports all fund types and investment strategies. Market segments served include hedge funds, fund of funds and private equity firms.

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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2013, revenues from professional services represented 4% of total revenues.

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

Clients

We have over 6,900 clients globally in eight vertical markets within the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2013, our top 10 clients represented approximately 16% of revenues, with no single client accounting for more than 5% of revenues.

Sales and marketing

We believe a direct sales organization is essential to the successful implementation of our business strategy, given the complexity and importance of the operations and information managed by our products, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. Our dedicated direct sales and support personnel are located in various sales offices worldwide and routinely undergo product and sales training. We also use telemarketing to support sales of our real estate property management products and work through alliance partners that sell our software-enabled services to their correspondent banking clients.

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

Product development and engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2011, 2012 and 2013 were $35.7 million, $45.8 million and $53.9 million respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Competition

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants, although high conversion costs can create barriers to adoption of new products or technologies. The market is fragmented and served by both large-scale firms with broad offerings as well as firms that target only local markets or specific types of clients. We also face competition from information systems developed and serviced internally by the IT departments of large financial services firms. We believe that we generally compete effectively as to the factors identified for each market below, although some of our existing competitors and potential competitors have substantially greater financial, technical, distribution and marketing resources than we have and may offer products with different functions or features that are more attractive to potential customers than our offerings.

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

Proprietary rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Risk Factors — Risks “Relating to Our Business” — If we are unable to protect our proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2013, we had 4,194 full-time employees, consisting of:

•	540 employees in research and development;

•	3,196 employees in consulting and services;

•	146 employees in sales and marketing;

•	118 employees in client support; and

•	194 employees in finance and administration.

As of December 31, 2013, 2,472 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

Additional Information

We were incorporated in Delaware in July 2005, as the successor to a corporation originally formed in Connecticut in March 1986. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095, and the telephone number of our principal executive offices is (860) 298-4500.

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

Over the past several years, the global economy has experienced a significant recession, severe disruptions in the credit markets, a heightened risk of sovereign debt defaults by European Union member countries and a downgrade of the U.S. credit rating by Standard & Poor’s Financial Services LLC in connection with United States’ debt levels, all of which have had a material and adverse effect on the financial markets. While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and the economy could slip back into an even more significant recession. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business and financial statements, and the liquidity and financial condition of our clients.

Consolidations and failures in the financial services industry could adversely affect us by causing a decline in demand for our products and services.

If banks and financial services firms fail or consolidate, there could be a decline in demand for our products and services. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our business and financial statements.

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

Our software-enabled services may be subject to disruptions or failures that could adversely affect our reputation and our business.

Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include information technology attacks or failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats have become prevalent in our industry as well as for many firms that process information. Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, information security breaches or employee or contractor error or malfeasance and other electronic security breaches that could lead to disruptions in systems, unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information and corruption of data. In the last few years there have been many successful advanced pervasive threats that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, there is no guarantee that our systems and procedures are adequate to protect against all security breaches.

If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business and financial statements.

If third party service providers on which we rely, or other third parties with which we do business or which facilitate our business activities, suffer disruptions to their information technology systems, our business could be harmed.

In providing our software-enabled services to our customers, we depend upon information technology infrastructure that is primarily managed by our firm, but we also depend on third party service providers to provide some of the information technology infrastructure on which we rely. Although we seek to ensure that appropriate security and other standards are maintained by these third parties, these third parties are also subject to the risks discussed in the preceding risk factor, and there is no guarantee that they will maintain systems and procedures sufficient to protect against system failures and security breaches, including as a result of cyber-attacks.

In addition, the third parties with which we do business or which facilitate our business activities, including financial intermediaries, are susceptible to the risks described in the preceding risk factor (including regarding the third parties with which they are similarly interconnected), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom they are interconnected or conduct business.

We derive substantial revenues from the licensing of, or the provision of software-enabled services related to a limited number of software packages, and the provision of maintenance and professional services in support of such software.

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare, Portia and Total Return software accounted for approximately 36% of our revenues for the year ended December 31, 2013. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our business and our financial statements.

Our role as a fund administrator has in the past, and may in the future, expose us to claims and litigation from clients, their investors, regulators or other third parties.

As a service provider, we are subject to potential claims and lawsuits from investors, regulators, liquidators, other third parties and our clients, some of which pursue high-risk investment strategies and all of which are subject to substantial market risk, in the event that the underlying fund suffers investment losses, becomes insolvent, files for bankruptcy or otherwise becomes defunct. Even if we are not ultimately found to be liable, defending such claims or lawsuits could be time-consuming, divert management resources, harm our reputation and cause us to incur significant expenses. These claims or lawsuits could have an adverse effect on our business and financial statements.

The outcome of pending litigation in which GlobeOp is a defendant relating to a client for which GlobeOp performed services could have a material adverse effect on us.

Several actions, which we refer to as the Millennium Actions, have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd., which we refer to collectively as the Millennium Funds. These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York, or the U.S. Class Action, on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom, or the UK Arbitration, on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively, or the Millennium Managers, which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd., or the Master Fund, against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, among other things, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

Although the parties to the U.S. Class Action have entered into a settlement agreement, the settlement remains subject to approval by the United States District Court for the Southern District of New York court, and it may not be approved. Moreover, the settlement agreement does not affect the claims by the Master Fund against GlobeOp.

We are vigorously contesting the ongoing UK Arbitration. However, litigation is subject to inherent uncertainty and this matter could ultimately be decided against GlobeOp. We could be required to pay substantial damages, which could have a material adverse effect on our business and financial statements. In addition, because the UK Arbitration is an arbitration proceeding, it could result in a less predictable outcome than court litigation and is not subject to appeal, except for fundamental procedural defects. We have incurred, and during the pendency of the Millennium Actions, will continue to incur significant costs and, until resolved, these matters will continue to divert the attention of our management and other resources that would otherwise be engaged in other business activities.

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

We currently have approximately 1,800 employees located in India. The economy of India may differ favorably or unfavorably from the United States economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on fluctuations in revenues, profit margins and other operating results. Additional factors that may lead to such fluctuation include:

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

We are dependent on the continued efforts of the members of our senior management. The loss of any of the members of our senior management may cause a significant disruption in our business, jeopardize existing customer relationships, impair our compliance efforts as a public company, and have a material adverse effect on our business objectives. We do not maintain key man life insurance policies for any senior officer or manager.

If we cannot attract, train and retain qualified employees, we may not be able to provide adequate technical expertise and customer service to our clients.

We believe that our success is due in part to our ability to attract, train and retain highly skilled employees. Competition for qualified personnel in the software and hedge fund industries is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations. Our failure to attract and retain a sufficient number of highly skilled employees could prevent us from developing and servicing our products at the same levels as our competitors; therefore, we may lose potential clients and suffer a decline in revenues.

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

Existing patent and copyright laws afford only limited protection. Third parties may develop substantially equivalent or superseding proprietary technology or may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. A number of third parties hold patents and other intellectual property rights with application in the financial services field. Consequently, we are subject to the risk that such third parties will claim that our products infringe their intellectual property rights, including their patent rights. Such claims, if successful, could result in expensive and time-consuming litigation and impair our intellectual property rights.

We incorporate open source software into a limited number of our software products. We monitor our use of open source software in an effort to avoid subjecting our products to unfavorable conditions or conditions we do not intend. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.

We have acquired and may acquire important technology rights through our acquisitions and have often incorporated and may incorporate features of these technologies across many of our products and services. As a result, we are subject to the above risks and the additional risk that the seller of the technology rights may not have appropriately protected the intellectual property rights we acquired. Indemnification and other rights under applicable acquisition documents are limited in term and scope and therefore provide us with only limited protection.

In addition, we rely on third-party software in providing some of our products and services. If we lose our licenses to use such software or if such licenses are found to infringe upon the rights of others, we will need to seek alternative means of obtaining the licensed software to continue to provide our products or services. Our inability to replace such software, or to replace such software in a timely manner, could significantly disrupt our business and our ability to deliver products and services to our clients, and adversely affect our financial results.

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been a high incidence of litigation in the United States involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or as a result of an allegation that we infringe a third party’s intellectual property rights, including patents, trademarks and copyrights. From time to time, we have received notices claiming our technology may infringe third-party intellectual property rights or otherwise threatening to assert intellectual property rights. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects, and divert management time and attention. These claims and threats could also cause us to undertake to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

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

Undetected software design defects, errors or failures, or employee errors, may result in defects, delays, loss of our clients’ data, litigation against us and harm to our reputation and business.

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs in our software may affect the ability of our products to work with other hardware or software products, delay the development or release of new products or new versions of products, result in the loss of client data, damage our reputation, affect market acceptance of our products or result in the rejection of our products by the market, cause loss of revenues, divert development resources, increase product liability and warranty claims, and increase service and support costs. We cannot be certain that, despite testing by us and our clients, errors will not be found in new products or new versions of products. Moreover, our clients engage in complex trading activities and this complexity increases the likelihood that our employees may make errors. Employee errors, poor employee performance or misconduct may be difficult to detect and deter. These product defects or errors in the product operations, or employee errors, poor performance or misconduct, could cause damages to our clients for which they may assert claims or lawsuits against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention and result in reputational harm. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our business and financial statements.

Our business is subject to evolving regulations and increased scrutiny from regulators.

Our business is subject to evolving and increasing regulation, and our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Bermuda Monetary Authority (BMA), British Virgin Islands Financial Services Commission (BVIFSC), Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission (CFTC), Federal Trade Commission (FTC), Cayman Islands Monetary Authority (CIMA), Commission de Surveillance du Secteur Financier (CSSF), Financial Industry Regulatory Authority (FINRA), Financial Conduct Authority (FCA), Central Bank of Ireland (CBI), National Futures Association (NFA), Ontario Securities Commission (OSC), the Securities and Exchange Commission (SEC), Securities Commission of the Bahamas (SCB), U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the United States, the United Kingdom and the other jurisdictions in which we operate. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

The European Union’s Alternative Investment Fund Managers Directive (AIFMD) and the United States’ Dodd-Frank Wall Street Reform and Consumer Protection Act, among other initiatives, pose significant changes to the regulatory environment in which we and our clients operate. The impact of these regulatory changes remain uncertain. If we fail to comply with any applicable laws, rules or regulations, we may be subject to censure, fines or other sanctions, including revocation of our licenses and/or registrations with various regulatory agencies, criminal penalties and civil lawsuits.

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

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in the United States and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our business and financial statements may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.

A substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the United States.

For the years ended December 31, 2011, 2012 and 2013, international revenues accounted for 30%, 35% and 35%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the United States. Our international business is subject to a variety of risks, including:

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

Because a significant portion of our business is conducted outside the United States and significant revenues are generated outside the United States, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in currencies relative to currencies in which our earnings are generated also make it more difficult to perform period-to-period comparisons of our reported results of operations. Because our consolidated financial statements are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency translation or transaction risk, and significant changes in the value of foreign currencies relative to the U.S. dollar could adversely affect our financial statements. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the foreign currency translation impact on operating results and financial condition.

We do not currently engage in hedging activities. Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health.

To complete our acquisitions of GlobeOp and Thomson Reuters’ PORTIA Business, or the PORTIA Business, we incurred approximately an additional $1,072 million of debt under a senior credit facility. Borrowings under this facility totaled approximately $782 million as of December 31, 2013. The existence of this indebtedness could have adverse consequences. For example, it could:

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

We are currently obligated to make periodic interest payments on our senior debt of approximately $23 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If our business fails to generate sufficient cash flow from operations and future borrowings are not available to us under our senior credit facility, we may not be able to pay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We may not be able to effect such actions, if necessary, on commercially reasonable terms or at all.

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

In addition, our senior credit facility includes other covenants that, subject to permitted exceptions, prohibit us from making investments, loans, dispositions and other advances, changing the nature of our business, modifying our organizational documents and prepaying our other indebtedness while indebtedness under our senior credit facility is outstanding. The agreement governing our senior credit facility also requires us to maintain compliance with a specified leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control.

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

Shares of our common stock were sold in our initial public offering, or IPO, at a price of $15.00 per share on March 31, 2010, and our common stock has subsequently traded as high as $46.61 and as low as $13.27. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

William C. Stone, our Chairman of the Board and Chief Executive Officer, exerts significant control over our company.

As of February 24, 2014, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 20.1% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer, and controls the right (formerly held jointly by Mr. Stone and Carlyle) to nominate two additional board members. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in twenty-six other locations in the United States and have offices in Toronto, Canada; Montreal, Canada; Mississauga, Canada; Kitchener, Canada; London, England; Dublin, Ireland; Luxembourg; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Singapore; Curacao; Grand Cayman; Bermuda; Bangalore, India; Mumbai, India; Hong Kong; and Sydney, Australia. We lease all of our facilities and offices except for our offices in Yorktown, New York, and Harrison, New York, which we own. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS

As described below, our subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

In April 2009, GlobeOp was named as a defendant in a putative class action, which we refer to as the Anwar Action, filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., or the FG Funds, and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleged breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and sought to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the approximate net asset value of the Greenwich Sentry Fund was $135 million and the Greenwich Sentry Partners Fund was $6 million. In February 2013, the U.S. District Court for the Southern District of New York granted the plaintiffs’ motion for class certification of a class consisting of all net loss investors in the litigated funds (excluding investors from a number of enumerated foreign countries). GlobeOp petitioned the Court of Appeals to permit an interlocutory appeal of the class certification order, but subsequently requested that the Court of Appeals hold its petition in abeyance pending the consummation of a settlement, as detailed below.

GlobeOp was also named as one of five defendants in two derivative actions, which we refer to as the Derivative Actions, that were initially filed in New York State Supreme Court in February 2009. Following initial motion practice, the court ordered the plaintiffs to arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee sought unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with the Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintained that the prior orders compelling arbitration apply to the litigation trustee.

In August 2013, GlobeOp and the plaintiffs in the Anwar Action and the Derivative Actions, as well as certain insurers that have agreed to provide GlobeOp with coverage for these claims, entered into a settlement agreement resolving all disputes and claims between and among the parties. After notice and certification of a settlement class, the settlement was approved by an order of the United States District Court for the Southern District of New York on November 22, 2013, or the Settlement Order. No appeals of the Settlement Order were filed by the January 27, 2014 deadline and, accordingly, the settlement is now final. On January 28, 2014, a notice of voluntary dismissal with prejudice was filed in the New York State Court overseeing the Derivative Actions. On or about January 30, 2014, the settlement amount was released from two escrow accounts to the plaintiffs in the Anwar Action and the Derivative Actions. The entirety of the settlement amount was funded by GlobeOp’s insurers. Accordingly, the settlement of the Anwar Action and the Derivative Actions has been consummated and the matters are concluded.

Millennium Actions

Several actions, which we refer to as the Millennium Actions, have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd., which we refer to collectively as the Millennium Funds. These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York, or the U.S. Class Action, on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom, or the UK Arbitration, on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively, or the Millennium Managers, which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd., or the Master Fund, against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

A hearing on the merits of the claims asserted in the UK arbitration was conducted in London in July and August 2013. The hearing has been adjourned and is not expected to be reconvened until September 2014.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. In 2012 and 2013, GlobeOp was reimbursed for litigation costs under the applicable insurance policy.

In January 2014, GlobeOp, SS&C, the Millennium Managers and the plaintiff in the U.S. Class Action entered into a settlement agreement resolving all disputes and claims between and among the parties (including a separate mutual release between and among GlobeOp and SS&C, on the one hand, and the Millennium Managers on the other). The parties have presented the settlement agreement for approval by the United States District Court of the Southern District of New York. As part of the settlement, GlobeOp and the Millennium Managers have agreed to withdraw their claims against each other in the UK Arbitration upon approval of the settlement agreement by the United States District Court. Pending that approval, the UK Arbitration has been stayed in relation to the claims between Millenium and GlobeOp. The settlement agreement does not affect the claims, counterclaims and/or defenses as between GlobeOp and the Master Fund.

GlobeOp’s insurers have agreed to fund the entirety of the settlement amount contemplated to be contributed by GlobeOp.

The Company cannot predict the outcome of these matters. The Company believes that it has strong defenses in the U.S. Class Action and the UK Arbitration and is vigorously contesting the UK Arbitration (as described above, the U.S. Class Action is subject of a pending settlement agreement). The amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol “SSNC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High	Low
2013
Fourth quarter	$44.26	$34.67
Third quarter	$39.94	$32.51
Second quarter	$34.44	$27.54
First quarter	$30.24	$22.22

	High	Low
2012
Fourth quarter	$25.84	$21.00
Third quarter	$27.04	$21.55
Second quarter	$25.27	$20.50
First quarter	$23.61	$17.80

On February 24, 2014, the closing price reported on The NASDAQ Global Select Market of our common stock was $38.96 per share. As of February 24, 2014, we had approximately 20 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock. As of February 24, 2014, William C. Stone, our Chairman and Chief Executive Officer, was the only holder of record of our Class A non-voting common stock. Each share of Class A non-voting common stock automatically converts into one share of our common stock upon (i) the expiration, with respect to a holder of Class A non-voting common stock, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, such that such holder could acquire shares of common stock issuable upon conversion of such holder’s shares of Class A non-voting common stock in compliance with the HSR Act, (ii) any other event, the occurrence of which results in the ability of a holder of Class A non-voting Common Stock to acquire the shares of common stock issuable upon conversion of the Class A non-voting common stock pursuant in compliance with the HSR Act or (iii) the sale of such share of Class A non-voting common stock to a person or entity (x) that would not be required to make a filing under the HSR Act to acquire an equal number of shares of common stock or (y) for which the waiting period under the HSR Act applicable to such person acquiring an equal number of shares of common stock has expired.

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

The following graph shows a comparison from March 31, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2013 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index

And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 3/31/2010. Return calculations of indices assume the reinvestment of dividends. We did not pay dividends in the periods depicted.

	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
SS&C Technologies Holdings, Inc.	100	106	105	136	135	132	95	120
NASDAQ Composite-Total Returns	100	88	99	112	117	117	102	111
NASDAQ Computer & Data Processing Index	100	84	99	113	117	116	105	110

	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
SS&C Technologies Holdings, Inc.	155	166	167	153	199	218	253	294
NASDAQ Composite-Total Returns	132	125	134	130	141	148	164	183
NASDAQ Computer & Data Processing Index	126	121	129	125	135	143	154	180

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2013:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
October 1, 2013 – October 31, 2013	—	$—	—	$100,000,000
November 1, 2013 – November 30, 2013	—	$—	—	$100,000,000
December 1, 2013 – December 31, 2013	23,900	$39.46	23,900	$99,056,838

Total	23,900		23,900

(1)	Information is based on settlement dates of repurchase transactions.
(2)	Consists of shares of our common stock, par value $0.01 per share.
(3)	Includes commissions paid.
(4)	In October 31, 2013, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $100.0 million of our common stock from time to time commencing in October 2013 on the open market or in privately negotiated transactions. See Note 4 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased in such month and aggregate commissions paid in connection therewith.

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	2013(5)	2012(4)	2011(3)	2010(2)	2009(1)
	(In thousands, except per share data)
STATEMENT OF COMPREHENSIVE INCOME
Revenues	$712,702	$551,842	$370,828	$328,905	$270,915
Operating income	182,968	123,216	93,777	79,840	67,103
Net income	117,895	45,820	51,021	32,413	19,018
Earnings per share
Basic	$1.45	$0.59	$0.67	$0.47	$0.31
Diluted	$1.38	$0.55	$0.63	$0.44	$0.30
Weighted average shares outstanding
Basic	81,195	78,321	76,482	69,027	60,381
Diluted	85,616	82,888	80,709	73,079	63,653
Cash dividends declared per share	—	—	—	—	—
BALANCE SHEET
Total assets	$2,275,324	$2,362,905	$1,207,608	$1,275,726	$1,185,641
Total long-term debt, including current portion	774,507	1,012,138	100,000	290,794	397,259
Stockholders’ equity	1,231,708	1,075,503	980,103	857,183	645,987

(1)	On March 20, 2009, we acquired the assets and business of Evare, LLC. On May 29, 2009, we acquired the assets and business associated with Unisys Corporation’s MAXIMIS software. On November 19, 2009, we acquired all of the outstanding stock of TheNextRound, Inc. On December 31, 2009, we acquired Tradeware Global Corp., through the merger of TG Acquisition Corp., our wholly-owned subsidiary, with and into Tradeware Global Corp., with Tradeware Global Corp., being the surviving company and becoming our wholly-owned subsidiary.
(2)	On February 3, 2010, we acquired the assets and business associated with Geller & Company LLC’s Geller Investment Partnership Services division. On October 1, 2010, we acquired all of the outstanding stock of thinkorswim Technologies, Inc. On December 6, 2010, we acquired the all of the outstanding stock of PC Consulting d/b/a TimeShareWare.
(3)	On March 10, 2011, we acquired all of the outstanding stock of BenefitsXML, Inc. On September 8, 2011, we acquired all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited, a division of BDO. See Note 12 to our consolidated financial statements.
(4)	On May 9, 2012, we acquired the assets and business associated with Thomson Reuter’s PORTIA Business. In the second quarter of 2012, we acquired of all of the outstanding stock of GlobeOp Financial Services, S.A. On September 27, 2012, we acquired the assets and business of Gravity Financial. See Note 12 to our consolidated financial statements.
(5)	On October 1, 2013, we acquired all of the outstanding stock of Prime Management Limited. See Note 12 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 6,900 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Since 2010, through a combination of strategic acquisitions and internal development of new products and services, we have expanded our presence in current markets and entered new markets, increased our contractually recurring revenues, more than doubled our operating income and expanded our reach in the financial services market. Our acquisitions since 2010 have expanded our offerings for alternative investment managers and added to our portfolio management systems. Our acquisitions of GlobeOp and the PORTIA Business in 2012 significantly expanded our geographic footprint, most notably in Europe and Asia, and our client base and added broader employee expertise.

Our contractually recurring revenues, which we define as our maintenance revenues and software-enabled services revenues, were $656.0 million in 2013, compared to $500.2 million and $324.3 million in 2012 and 2011, respectively. In 2013, contractually recurring revenues represented 92.0% of total revenues, compared to 90.6% and 87.4% in 2012 and 2011, respectively. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $246.0 million in 2013, compared to $191.4 million and $111.1 million in 2012 and 2011, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2010, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanded our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of maintenance clients. Our software-enabled services revenues increased from $246.0 million in 2011 to $552.6 million in 2013. Our maintenance revenues increased from $78.3 million in 2011 to $103.4 million in 2013. Maintenance customer retention rates have continued to be in excess of 90% for our core enterprise products, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have served to improve gross margins, although our acquisitions of GlobeOp and the PORTIA Business in 2012 have added a significant amount of amortization expense related to intangible assets, which has resulted in an initial decrease in gross margins. Gross margins have decreased from 50.3% in 2011 to 45.4% in 2013.

In connection with the acquisitions of GlobeOp and the PORTIA Business in the second quarter of 2012, we entered into a new credit agreement, which is described below in “Liquidity and Capital Resources”, to fund a portion of the purchase prices and refinance amounts outstanding under our prior senior credit facility.

We generated $208.3 million in cash from operating activities in 2013, compared to $134.4 million and $110.4 million in 2012 and 2011, respectively. In 2013, we used our operating cash flow and existing cash to repay $239.0 million of debt, invest $11.9 million in capital equipment in our business, acquire Prime Management Limited for $3.7 million and invest $2.4 million in internally-developed capitalized software.

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2011, we have spent approximately $991 million to acquire eight businesses in the financial services industry, using a combination of cash and debt financing (as discussed in Notes 6 and 12 to our consolidated financial statements).

The following table lists the businesses we have acquired since January 1, 2011:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Prime Management Limited	October 2013	Expanded fund administration services in the insurance linked securities market
Hedgemetrix LLC	October 2012	Expanded fund administration services in southwest USA
Gravity	September 2012	Expanded fund administration services in northeast USA
GlobeOp	June 2012	Expanded fund administration services in hedge fund and other asset management sectors
The PORTIA Business	May 2012	Added portfolio management software and outsourcing services for institutional managers
Acquisition of Teledata Communications, Inc. Software	December 2011	Added background search and credit retrieval software-as-a-service
Ireland Fund Admin	September 2011	Expanded fund administration services to UCITS funds
BenefitsXML	March 2011	Added employee benefits administration solutions

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the business listed in the table above for the respective time periods each was owned by SS&C.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Software-enabled services	78%	74%	67%
Software licenses	4	4	6
Maintenance	14	17	21
Professional services	4	5	6

Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2013	2012	2011	2013	2012
Revenues:
Software-enabled services	$552,565	$406,477	$246,007	36%	65%
Software licenses	28,687	22,466	23,507	28	(4)
Maintenance	103,409	93,760	78,266	10	20
Professional services	28,041	29,139	23,048	(4)	26

Total revenues	$712,702	$551,842	$370,828	29	49

Fiscal 2013 versus Fiscal 2012. Our revenues increased in 2013 as compared to 2012 primarily due to revenues related to our 2012 acquisitions of GlobeOp and the PORTIA Business, for which revenues increased $119.2 million, reflecting a full year of activity, as well as a continued increase in demand for our hedge fund and private equity services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $2.0 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our software licenses revenues in 2013 increased by $6.2 million from 2012 due to increased demand for our PORTIA, CAMRA, and Pages software products, which increased 2013 by approximately $4.8 million in the aggregate, as compared to 2012. Additionally, revenues associated with term licenses increased. Maintenance revenues experienced a substantial increase due to revenues related to the PORTIA Business, which increased $9.6 million in 2013, reflecting a full year of activity.

Fiscal 2012 versus Fiscal 2011. Our revenues increased in 2012 as compared to 2011 primarily due to revenues related to our acquisitions of GlobeOp and the PORTIA Business, which contributed $168.1 million in revenues, as well as a continued increase in demand for our hedge fund and private equity services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $0.9 million, resulting from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Our maintenance and professional services revenues experienced substantial increases due to revenues related to the PORTIA Business, which contributed $16.4 million in 2012 and $3.1 million, respectively. Additionally, professional services revenues experienced an increase in product implementation projects.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Cost of revenues:
Cost of software-enabled services	58%	58%	52%
Cost of software licenses	18	28	29
Cost of maintenance	40	43	45
Cost of professional services	70	65	67
Total cost of revenues	55	54	50
Gross margin percentage	45	46	50

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2013	2012	2011	2013	2012
Cost of revenues:
Cost of software-enabled services	$322,719	$234,214	$126,921	38%	85%
Cost of software licenses	5,302	6,336	6,825	(16)	(7)
Cost of maintenance	41,046	40,394	34,993	2	15
Cost of professional services	19,733	18,973	15,549	4	22

Total cost of revenues	$388,800	$299,917	$184,288	30	63

Fiscal 2013 versus Fiscal 2012. Our gross margin decreased slightly in 2013 primarily due to an increase in amortization expense related to intangible assets acquired in the acquisitions of GlobeOp and the PORTIA Business, partially offset by cost synergies with respect to the acquired businesses. Our total cost of revenues increased in 2013 primarily due to our acquisitions of GlobeOp and the PORTIA Business. These increases were partially offset by a decrease in costs of $3.0 million related to the favorable effect of foreign currency translation resulting from the strength of the U.S. dollar relative to currencies such as the Indian rupee and the Canadian dollar. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers.

Fiscal 2012 versus Fiscal 2011. Our gross margin decreased in 2012 primarily due to amortization expense related to intangible assets acquired in the acquisitions of GlobeOp and the PORTIA Business. Our total cost of revenue increased in 2012 primarily as a result of costs associated with acquired businesses. These increases were partially offset by a decrease in stock-based compensation due to the final vesting of performance-based stock options in 2011 and in costs of $0.7 million related to the favorable effect of foreign currency translation. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Operating expenses:
Selling and marketing	6%	6%	8%
Research and development	8	8	10
General and administrative	6	6	8
Transaction costs	—	3	—
Total operating expenses	20	23	25

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2013	2012	2011	2013	2012
Operating expenses:
Selling and marketing	$41,885	$33,858	$28,892	24%	17%
Research and development	53,862	45,779	35,650	18	28
General and administrative	45,187	34,797	28,221	30	23
Transaction costs	—	14,275	—	(100)	—

Total operating expenses	$140,934	$128,709	$92,763	9	39

Fiscal 2013 versus 2012. The increase in total operating expenses in 2013 was primarily due to costs related to GlobeOp and the PORTIA Business, reflecting a full year of activity, and an increase in stock-based compensation, partially offset by a decrease in costs of $0.9 million related to the favorable impact from foreign currency translation, resulting from the relative strength of the U.S. dollar to currencies such as the Indian rupee.

Fiscal 2012 versus 2011. The increase in total operating expenses in 2012 was primarily due to our acquisitions and the transaction costs associated with our acquisitions of GlobeOp and the PORTIA Business, partially offset by a decrease in stock-based compensation expense and a decrease in costs of $0.4 million related to the favorable effect of foreign currency translation.

Comparison of Fiscal 2013, 2012 and 2011 for Interest, Taxes and Other

Interest income and interest expense. We had interest expense of $42.4 million in 2013 compared to $32.9 million in 2012 and $14.7 million in 2011. The increase in interest expense in 2013 reflected a full year of interest associated with the credit facility that we entered into during the second quarter of 2012 in connection with our acquisitions of GlobeOp and the PORTIA Business, partially offset by a decrease in average interest rates. We had interest income of $1.1 million in 2013 compared to $0.4 million in 2012 and $0.1 million in 2011. The increase in interest income in 2013 and 2012 resulted from higher average cash balances. The increase in interest expense in 2012 reflects the higher average debt balance resulting from the credit facility that we entered into in connection with our acquisitions of GlobeOp and the PORTIA Business, and the related amortization of an original issue discount. The credit facility is discussed further in “Liquidity and Capital Resources.”

Other income (expense), net. Other income, net for 2013 consisted primarily of foreign currency transaction gains. Other expense, net for 2012 consisted primarily of foreign currency transaction losses and a loss recorded on foreign currency contracts associated with our acquisition of GlobeOp, which is discussed further in Note 12 to our consolidated financial statements. Other (expense) income, net for 2011 consisted primarily of changes in accrued earn-out liabilities and foreign currency transaction gains and losses.

Loss on extinguishment of debt. Loss on extinguishment of debt in 2012 consisted of write-offs of deferred financing costs associated with the repayment of our prior senior credit facility. Loss on extinguishment of debt in 2011 consisted of note redemption premiums and write-offs of deferred financing costs associated with the redemption of the remaining $133.3 million of our 11  3⁄4% senior subordinated notes due 2013. The redemption of our notes is discussed further in “Liquidity and Capital Resources.”

Provision for Income Taxes.

The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Provision for income taxes	$27,292	$24,665	$22,918
Effective tax rate	19%	35%	31%

Our 2013, 2012 and 2011 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in effective rate from 2012 to 2013 was primarily due to an increase in operations outside the United States, which are subject to lower tax rates than the U.S. statutory rate, research and development tax credits, a release of an uncertain income tax position, a decrease in the impact of foreign valuation allowances and non-deductible transaction costs in 2012. The increase in effective rate from 2011 to 2012 was primarily due to the impact of a valuation allowance recorded on deferred tax assets and non-deductible transaction costs, partially offset by the favorable impact of a rate change in the United Kingdom. We had $128.7 million of deferred tax liabilities and $25.9 million of deferred tax assets at December 31, 2013.

Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where the statutory rates were 26.5%, 34.0% and 23.3%, respectively, in 2013 and 26.5%, 32.4% and 24.5%, respectively, in 2012. The statutory rates for Canada and the United Kingdom were 28.2% and 26.0% in 2011. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash and cash equivalents at December 31, 2013 were $84.5 million, a decrease of $1.7 million from $86.2 million at December 31, 2012. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations and proceeds from stock option exercises and the related income tax benefits.

Net cash provided by operating activities was $208.3 million in 2013. Cash provided by operating activities primarily resulted from net income of $117.9 million adjusted for non-cash items of $79.7 million and changes in our working capital accounts (excluding the effect of acquisitions) totaling $10.7 million. The changes in our working capital accounts were driven by changes in income taxes prepaid and payable and an increase in accrued expenses and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other current assets and decreases in accounts payable and deferred revenues. The change in income taxes prepaid and payable was primarily related to the utilization of prepaid taxes in 2013. The decrease in accounts payable was primarily due to timing of payments.

Investing activities used net cash of $17.9 million in 2013, primarily related to $11.9 million in cash paid for capital expenditures, $3.7 million in cash paid for our acquisition of Prime Management Limited, and $2.4 million in cash paid for capitalized software.

Financing activities used net cash of $189.8 million in 2013, representing $239.0 million in repayments of debt, $1.9 million in deferred financing costs, and $0.9 million in the purchases of common stock for treasury, partially offset by proceeds of $27.8 million from stock option exercises and income tax windfall benefits of $24.2 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2013, we held approximately $55.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At December 31, 2013, we held approximately $24.0 million in cash by subsidiaries of SS&C Technologies Holdings Europe S.A.R.L., or SS&C Sarl, the foreign borrower under our credit facility that will be used to facilitate debt servicing of SS&C Sarl. At December 31, 2013, we held approximately $19.3 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Short-term and long-term debt	$782,000	$23,212	$61,015	$160,231	$537,542	$—
Interest payments(1)	117,635	24,286	46,222	39,420	7,707	—
Operating lease obligations(2)	84,186	13,878	26,060	18,900	25,348	—
Purchase obligations(3)	14,501	6,889	5,217	2,395	—	—
Uncertain tax positions and related interest(4)	7,760	—	—	—	—	7,760

Total contractual obligations	$1,006,082	$68,265	$138,514	$220,946	$570,597	$7,760

(1)	Reflects interest payments on our Credit Facility at an assumed interest rate of one-month LIBOR of 0.17% plus 2.50% for U.S. dollar loans on our Term A-2 facility and 3.25% on our Term B-1 and B-2 facilities. On February 12, 2014, we completed a repricing of our Term A-2 facility. See Note 17 to our consolidated financial statements.
(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2022. We sublease office space under noncancelable leases. For the years ended December 31, 2011, 2012 and 2013 we received rental income under these leases of $1.3 million, $1.4 million and $1.2 million, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.
(4)	As of December 31, 2013, our liability for uncertain tax positions and related net interest payable was $7.6 million and $0.1 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Credit Facility

On March 14, 2012, in connection with our acquisition of GlobeOp, we entered into a credit agreement with SS&C and SS&C Sarl as the borrowers, which we refer to as the Credit Agreement. The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325.0 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725.0 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75.0 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142.0 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100.0 million in commitments. The revolving credit facility contains a $25.0 million letter of credit sub-facility and a $20.0 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the revolving credit facility. The term A loans and the revolving credit facility initially bore interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.00 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. In February 2014, we completed a repricing of our term A loans, which replaced these loans with new term A loans at the same outstanding principal balance, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.0% or the base rate plus 1.0%. The maturity date of the new loans remains December 8, 2017, and no changes were made to the financial accounts or scheduled amortization. See Note 17 to our consolidated financial statements.

In June 2013, we completed a repricing of our term B-1 loans and term B-2 loans, which replaced these loans with new term B-1 loans and term B-2 loans at the same outstanding principal balance, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.75% or the base rate plus 1.75%, and the LIBOR floor has been reduced from 1.00% to 0.75%, subject to a step-down at any time that the consolidated net senior secured leverage ratio is less than 2.75 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The maturity date of the new loans remains June 8, 2019, and no changes were made to the financial covenants or scheduled amortization.

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of December 31, 2013, there was $215.9 million in principal amount outstanding under the term A-2 facility, $513.0 million in principal amount outstanding under the term B-1 facility and $53.1 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of December 31, 2013, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of December 31, 2013, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$117,895	$45,820	$51,021
Interest expense, net (1)	41,279	36,856	19,415
Income tax provision	27,292	24,665	22,918
Depreciation and amortization	99,780	75,814	42,224

EBITDA	286,246	183,155	135,578
Purchase accounting adjustments (2)	(52)	894	(373)
Capital-based taxes	182	(785)	354
Unusual or non-recurring charges (gains) (3)	(3,121)	31,629	2,355
Acquired EBITDA (4)	890	35,531	1,192
Stock-based compensation	8,386	5,590	13,493
Other (5)	235	(17)	(183)

Consolidated EBITDA, as defined	$292,766	$255,997	$152,416

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Consolidated Statements of Comprehensive Income
(2)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include transaction costs, losses on currency contracts, foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with the bond redemptions and acquisitions.
(4)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(5)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2013 are as follows:

	Covenant Requirement		Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50	x	2.38	x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill based on our reporting unit structure by comparing fair value to carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value significantly exceeded the carrying value at December 31, 2013.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2013, 2012 and 2011 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

As of December 31, 2013, we had $7.6 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. We recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and did not have any impact on the Company’s financial position, results of operations or cash flows.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2012-02. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. ASU 2012-02 is effective for financial statement periods beginning after December 15, 2013, wither early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2013, we had total variable interest rate debt of $782.0 million. As of December 31, 2013, a 1% change in interest rates would result in a change in interest expense of approximately $4.5 million per year.

During 2013, approximately 35% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, primarily the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2013. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 27, 2014
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 27, 2014
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 27, 2014
Normand A. Boulanger

/s/ Campbell R. Dyer	Director	February 27, 2014
Campbell R. Dyer

/s/ William A. Etherington	Director	February 27, 2014
William A. Etherington

/s/ Allan M. Holt	Director	February 27, 2014
Allan M. Holt

/s/ Michael E. Daniels	Director	February 27, 2014
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 27, 2014
Jonathan E. Michael

/s/ David A. Varsano	Director	February 27, 2014
David A. Varsano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 27, 2014

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$84,470	$86,160
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $2,359, respectively (Note 3)	91,221	91,690
Prepaid expenses and other current assets	16,567	11,548
Prepaid income taxes	19,932	9,651
Deferred income taxes (Note 5)	6,526	5,408
Restricted cash	2,460	2,460

Total current assets	221,176	206,917
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	30,053	28,557
Equipment, furniture, and fixtures	65,977	58,046

	98,685	89,258
Less accumulated depreciation	(46,988)	(34,219)

Net property, plant and equipment	51,697	55,039
Deferred income taxes (Note 5)	1,077	1,459
Goodwill	1,541,386	1,559,607
Intangible and other assets, net of accumulated amortization of $338,888 and $255,449, respectively	459,988	539,883

Total assets	$2,275,324	$2,362,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$23,212	$22,248
Accounts payable	8,368	10,528
Income taxes payable	2,169	1,314
Accrued employee compensation and benefits	44,664	39,812
Other accrued expenses	26,028	22,650
Deferred maintenance and other revenue	62,561	63,700

Total current liabilities	167,002	160,252
Long-term debt, net of current portion (Note 6)	751,295	989,890
Other long-term liabilities	14,913	17,102
Deferred income taxes (Note 5)	110,406	120,158

Total liabilities	1,043,616	1,287,402

Commitments and contingencies (Note 14)
Stockholders’ equity (Notes 4 and 11):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 and 1,429 shares issued and outstanding, respectively, of which 0 and 13 are unvested, respectively	27	14
Common stock, $0.01 par value per share, 100,000 shares authorized; 80,478 shares and 78,141 shares issued, respectively, and 79,967 shares and 77,653 shares outstanding, respectively of which 25 and 0 are unvested, respectively	804	781
Additional paid-in capital	913,816	853,455
Accumulated other comprehensive income	30,374	51,518
Retained earnings	293,449	175,554

	1,238,470	1,081,322
Less: cost of common stock in treasury, 511 and 488 shares, respectively	(6,762)	(5,819)

Total stockholders’ equity	1,231,708	1,075,503

Total liabilities and stockholders’ equity	$2,275,324	$2,362,905

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Software-enabled services	$552,565	$406,477	$246,007
Software licenses	28,687	22,466	23,507
Maintenance	103,409	93,760	78,266
Professional services	28,041	29,139	23,048

Total revenues	712,702	551,842	370,828

Cost of revenues:
Software-enabled services	322,719	234,214	126,921
Software licenses	5,302	6,336	6,825
Maintenance	41,046	40,394	34,993
Professional services	19,733	18,973	15,549

Total cost of revenues	388,800	299,917	184,288

Gross profit	323,902	251,925	186,540

Operating expenses:
Selling and marketing	41,885	33,858	28,892
Research and development	53,862	45,779	35,650
General and administrative	45,187	34,797	28,221
Transaction costs	—	14,275	—

Total operating expenses	140,934	128,709	92,763

Operating income	182,968	123,216	93,777
Interest income	1,116	417	120
Interest expense	(42,395)	(32,918)	(14,748)
Other income (expense), net	3,498	(15,875)	(423)
Loss on extinguishment of debt	—	(4,355)	(4,787)

Income before income taxes	145,187	70,485	73,939
Provision for income taxes (Note 5)	27,292	24,665	22,918

Net income	$117,895	$45,820	$51,021

Basic earnings per share	$1.45	$0.59	$0.67

Basic weighted average number of common shares outstanding	81,195	78,321	76,482

Diluted earnings per share	$1.38	$0.55	$0.63

Diluted weighted average number of common and common equivalent shares outstanding	85,616	82,888	80,709

Net income	$117,895	$45,820	$51,021
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment	(21,144)	26,105	(7,286)

Total comprehensive (loss) income	(21,144)	26,105	(7,286)

Comprehensive income	$96,751	$71,925	$43,735

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flow from operating activities:
Net income	$117,895	$45,820	$51,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,780	75,814	42,224
Stock-based compensation expense	8,386	5,590	13,493
Income tax benefit related to exercise of stock options	(24,194)	(3,531)	(4,934)
Amortization and write-offs of loan origination costs	5,830	9,215	4,485
Loss on sale or disposition of property and equipment	317	13	11
Deferred income taxes	(11,069)	(6,350)	(12,423)
Provision for doubtful accounts	666	413	802
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	814	(14,051)	(1,818)
Prepaid expenses and other current assets	(4,695)	7,579	(324)
Accounts payable	(4,032)	1,835	278
Accrued expenses	1,695	3,015	4,076
Income taxes prepaid and payable	18,060	5,039	9,115
Deferred maintenance and other revenue	(1,184)	4,021	4,401

Net cash provided by operating activities	208,269	134,422	110,407

Cash flow from investing activities:
Additions to property and equipment	(11,921)	(17,187)	(6,222)
Proceeds from sale of property and equipment	67	374	—
Cash paid for business acquisitions, net of cash acquired (Note 12)	(3,657)	(967,149)	(20,577)
Additions to capitalized software	(2,399)	(1,105)	(1,406)
Other	—	87	(1,149)

Net cash used in investing activities	(17,910)	(984,980)	(29,354)

Cash flow from financing activities:
Cash received from debt borrowings, net of loan origination costs	—	1,304,037	100,000
Repayments of debt	(239,000)	(425,600)	(291,050)
Proceeds from exercise of stock options	27,817	14,354	8,787
Payment of contingent consideration	—	(1,800)	—
Income tax benefit related to exercise of stock options	24,194	3,531	4,934
Proceeds from common stock issuance, net	—	—	51,971
Purchase of common stock for treasury	(943)	—	—
Other	(1,917)	—	—

Net cash (used in) provided by financing activities	(189,849)	894,522	(125,358)

Effect of exchange rate changes on cash	(2,200)	1,878	(220)

Net (decrease) increase in cash	(1,690)	45,842	(44,525)
Cash, beginning of period	86,160	40,318	84,843

Cash, end of period	$84,470	$86,160	$40,318

Supplemental disclosure of cash paid for:
Interest	$36,551	$29,550	$14,210
Income taxes, net of refunds	$21,584	$28,817	$25,247

Supplemental disclosure of non-cash investing activities:

See Note 12 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Class A
	Common Stock		Common Stock				Accumulated
	Number		Number				Other
	of		of		Additional		Comprehensive		Total
	Issued		Issued		Paid-in	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
	(In thousands)
Balance, at December 31, 2010	791	$8	72,489	$725	$750,857	$78,713	$32,699	$(5,819)	$857,183
Net income	—	—	—	—	—	51,021	—	—	51,021
Foreign exchange translation adjustment	—	—	—	—	—	—	(7,286)	—	(7,286)
Stock-based compensation expense	—	—	—	—	13,493	—	—	—	13,493
Exercise of options	638	6	1,134	11	8,770	—	—	—	8,787
Income tax benefit related to exercise of stock options	—	—	—	—	4,934	—	—	—	4,934
Issuance of common stock	—	—	3,100	31	51,940	—	—	—	51,971

Balance, at December 31, 2011	1,429	$14	76,723	$767	$829,994	$129,734	$25,413	$(5,819)	$980,103
Net income	—	—	—	—	—	45,820	—	—	45,820
Foreign exchange translation adjustment	—	—	—	—	—	—	26,105	—	26,105
Stock-based compensation expense	—	—	—	—	5,590	—	—	—	5,590
Exercise of options	—	—	1,418	14	14,340	—	—	—	14,354
Income tax benefit related to exercise of stock options	—	—	—	—	3,531	—	—	—	3,531

Balance, at December 31, 2012	1,429	$14	78,141	$781	$853,455	$175,554	$51,518	$(5,819)	$1,075,503
Net income	—	—	—	—	—	117,895	—	—	117,895
Foreign exchange translation adjustment	—	—	—	—	—	—	(21,144)	—	(21,144)
Stock-based compensation expense	—	—	—	—	8,386	—	—	—	8,386
Exercise of options	1,275	13	2,312	23	27,781	—	—	—	27,817
Income tax benefit related to exercise of stock options	—	—	—	—	24,194	—	—	—	24,194
Issuance of common stock	—	—	25	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	(943)	(943)

Balance, at December 31, 2013	2,704	$27	80,478	$804	$913,816	$293,449	$30,374	$(6,762)	$1,231,708

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

1. Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in the United Kingdom, the Netherlands, Singapore, Malaysia, Ireland, Luxembourg, Australia, Curacao, Grand Cayman, Bermuda, Hong Kong and India. The Company’s portfolio of over 80 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $3.5 million and $2.4 million are included in the December 31, 2013 and 2012 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $1.0 million, $0.5 million, and $0.2 million for each of the years ended December 31, 2013, 2012, and 2011, respectively.

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

Other Income (Expense), Net

Other income, net for 2013 consists primarily of foreign currency transaction gains of $3.4 million. Other expense, net for 2012 consists primarily of foreign currency transaction losses of $12.4 million and a loss of $3.8 million recorded on foreign currency contracts associated with the acquisition of GlobeOp Financial Services, S.A. (“GlobeOp”), which is discussed further in Note 12. These losses were partially offset by a reduction of the Company’s remaining contingent consideration liability associated with the BenefitsXML, Inc. (“BXML”) acquisition from $0.3 million to $0. Other expense, net for 2011 consists primarily of an increase of $0.5 million in the contingent consideration liability from $1.8 million to $2.3 million, fees of $0.3 million associated with the redemption of SS&C’s 11  3⁄4 senior subordinated notes due 2013, which is discussed further in Note 6 below, and foreign currency transaction losses of $0.1 million. These costs were partially offset by a refund of facilities charges of $0.5 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2013 and 2012.

Restricted Cash

Restricted cash includes monies held by a bank as security for a letter of credit issued due to lease requirements for office space. The letter of credit is expected to be renewed within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheet. Additionally, cash movements of restricted cash is included in other investing activities on the Consolidated Statement of Cash Flows.

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

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $14.7 million, $10.7 million and $5.4 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income (expense), net.

Registration Costs

During the year ended December 31, 2011, the Company incurred a total of $0.9 million in professional fees and other costs related to its secondary offering. These costs were netted against the related offering proceeds in the accompanying financial statements. There were no such costs during the years ended December 31, 2013 and 2012.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2013 or 2012. The first step of the impairment analysis, which is based on our reporting unit structure, indicated that the fair value significantly exceeded the carrying value at December 31, 2013. There were no other indefinite-lived intangible assets as of December 31, 2013 or 2012.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2011	$931,639
2012 acquisitions	610,073
Adjustments to previous acquisitions	53
Income tax benefit on rollover options exercised	(37)
Effect of foreign currency translation	17,879

Balance at December 31, 2012	1,559,607
2013 acquisitions	910
Adjustments to previous acquisitions	(202)
Income tax benefit on rollover options exercised	(3,567)
Effect of foreign currency translation	(15,362)

Balance at December 31, 2013	$1,541,386

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 17 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $84.1 million, $64.6 million and $36.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2013	2012
Customer relationships	$599,186	$596,396
Completed technology	122,758	123,787
Trade names	36,072	35,524
Other	2,887	2,981

	760,903	758,688
Less: accumulated amortization	(336,712)	(254,259)

	$424,191	$504,429

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2013, is expected to approximate (in thousands):

Year Ending December 31,
2014	$83,265
2015	81,082
2016	72,149
2017	54,245
2018	48,583

$339,324

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2013 and 2012, the Company had no significant concentrations of credit.

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

Comprehensive Income

Items defined as comprehensive income, such as foreign currency translation adjustments, are separately classified in the financial statements. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the Consolidated Balance Sheet.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. ASU 2013-11 is effective for financial statement periods beginning after December 15, 2013, wither early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its financial position, results of operations or cash flows.

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding — used in calculation of basic EPS	81,195	78,321	76,482
Weighted average common stock equivalents — options and restricted shares	4,421	4,567	4,227

Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	85,616	82,888	80,709

Options to purchase 133,598, 703,446 and 272,266 shares were outstanding for the years ended December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the effect of including the options would be anti-dilutive.

3. Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2013	2012
Accounts receivable	$57,634	$62,673
Unbilled accounts receivable	36,087	31,376
Allowance for doubtful accounts	(2,500)	(2,359)

Total accounts receivable, net	$91,221	$91,690

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2013	2012	2011
Balance at beginning of period	$2,359	$2,006	$1,986
Charge to costs and expenses	666	413	802
Write-offs, net of recoveries	(510)	(400)	(758)
Other adjustments	(15)	340	(24)

Balance at end of period	$2,500	$2,359	$2,006

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4. Stockholders’ Equity

At December 31, 2013, 100,000,000 shares of common stock were authorized and 80,478,620 and 79,966,907 shares of common stock were issued and outstanding, respectively, of which 25,000 were unvested. At December 31, 2012, 100,000,000 shares of common stock were authorized and 78,141,289 and 77,653,476 shares of common stock were issued and outstanding, respectively.

At December 31, 2013, 5,000,000 shares of Class A non-voting common stock were authorized and 2,703,846 were issued and outstanding. At December 31, 2012, 5,000,000 shares of Class A non-voting common stock were authorized and 1,428,846 shares were issued and outstanding, of which 12,824 were unvested.

In October 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2013, the Company repurchased 23,900 shares of common stock at an average price of $39.46 per share. During the year ended December 31, 2012, the Company did not repurchase any shares of common stock. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

The following table summarizes information about quarterly share repurchases:

		Fiscal 2013 Price Range
Quarter	Shares	High	Low
Fourth	23,900	$40.00	$39.33

5. Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$90,332	$50,710	$47,082
Foreign	54,855	19,775	26,857

Income before income taxes	$145,187	$70,485	$73,939

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$24,634	$13,690	$20,140
Foreign	6,339	12,169	10,052
State	6,502	5,156	5,149

Total	37,475	31,015	35,341

Deferred:
Federal	(6,986)	(3,085)	(7,411)
Foreign	(987)	(3,649)	(2,061)
State	(2,210)	384	(2,951)

Total	(10,183)	(6,350)	(12,423)

Total	$27,292	$24,665	$22,918

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Computed “expected” tax expense	$50,816	$24,670	$25,879
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	2,751	2,097	1,635
Foreign operations	(17,942)	(4,693)	(4,077)
Rate change impact on tax liabilities	(2,679)	(2,367)	—
Effect of valuation allowance	785	3,525	(19)
Uncertain tax positions	(2,791)	(193)	607
Tax credits	(3,325)	—	—
Non-deductible transaction costs	—	1,723	54
Other	(323)	(97)	(1,161)

Provision for income taxes	$27,292	$24,665	$22,918

The components of deferred income taxes at December 31, 2013 and 2012 are as follows (in thousands):

	2013		2012
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Deferred compensation	$13,291	$—	$14,772	$—
Tax credit carryforwards	8,535	—	4,911	—
Net operating loss carryforwards	5,813	—	8,429	—
Accrued expenses	1,704	—	1,850	—
Impaired investment interest	829	—	827	—
Other	611	—	362	—
Purchased in-process research and development	147	—	229	—
Customer relationships	—	86,562	—	109,318
Other intangible assets	—	25,070	—	13,728
Trade names	—	5,831	—	7,071
Unremitted foreign earnings	—	5,745	—	—
Property and equipment	—	4,115	—	3,998
Acquired technology	—	1,365	—	5,544

Total	30,930	128,688	31,380	139,659
Valuation allowance	(5,045)	—	(5,012)	—

Total	$25,885	$128,688	$26,368	$139,659

At December 31, 2013, the Company had accrued deferred income taxes of $5.7 million on its unremitted earnings of its Canadian subsidiary. The Company had not accrued deferred income taxes on unremitted earnings of any of its other non-U.S. subsidiaries. The earnings were approximately $31.0 million as of December 31, 2013. It is not practicable to estimate the amount of tax that would be payable upon repatriation of the earnings as such earnings are expected to be permanently reinvested overseas.

At December 31, 2013, the Company had foreign net operating loss carryforwards of $18.3 million, of which $18.2 million can be carried forward indefinitely. The remaining $0.1 million will begin to expire in 2016. The Company had domestic state net operating loss carryforwards of $10.7 million, which will begin to expire in 2020.

At December 31, 2013, the Company had tax credit carryforwards of $8.5 million relating to domestic and foreign jurisdictions, of which $7.6 million relate to domestic tax credits that will be utilized before they begin to expire in 2014 and $0.9 million relate to alternative minimum tax credit carryforwards at the Company’s India operations that begin to expire in 2020. It is expected that $0.5 million of the credits in India will expire before being utilized.

The Company has recorded valuation allowances of $5.0 million at December 31, 2013 related to certain foreign net operating loss and credit carryforwards and $5.0 million at 2012 related to net operating loss carryforwards in certain state and foreign jurisdictions.

The Company operates under tax holidays in some foreign jurisdictions, which begin to expire in 2017. The availability of the tax holidays are subject to fulfillment of certain conditions. The impact of the tax holidays decreased foreign taxes by $0.5 million for the year ended December 31, 2013. The benefit of tax holidays did not have an impact on net income per share (diluted) for the year ended December 31, 2013.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2013 and 2012 (in thousands):

Balance at January 1, 2012	$9,579
Increases related to current year tax positions	380
Increases related to acquired tax positions	218
Lapse in statute of limitation	(2,482)
Foreign exchange translation adjustment	137

Balance at December 31, 2012	7,832
Increases related to current year tax positions	4,693
Increases related to prior tax positions	265
Lapse in statute of limitation	(4,850)
Foreign exchange translation adjustment	(300)

Balance at December 31, 2013	$7,640

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.1 million and $0.6 million during 2013 and 2012, respectively, and has recorded a total liability for potential penalties and interest of $0.1 million and $2.9 million at December 31, 2013 and 2012, respectively. As a result of a lapse in statute, the Company derecognized $2.9 million of penalties and interest accrued in prior years. The Company’s unrecognized tax benefits as of December 31, 2013 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2013.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, United Kingdom, India, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2009, 2009, 2006, 2010, 2009 and 2009, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2009 through 2012. The Company’s Connecticut and New York state income tax returns are currently under audit for the tax periods ended December 31, 2009 through 2011.

6. Debt

At December 31, 2013 and 2012, debt consisted of the following (in thousands):

	December 31,
	2013	2012
Credit facility, weighted-average interest rate of 3.09% and 4.42%, respectively	$782,000	$1,021,000
Unamortized original issue discount	(7,493)	(8,862)

	774,507	1,012,138
Short-term borrowings and current portion of long-term debt	(23,212)	(22,248)

Long-term debt	$751,295	$989,890

The carrying value of the Company’s credit facilities approximate fair value given the variable rate nature of the debt, and as such, are a Level 2 liability (as discussed in Note 8).

Capitalized financing costs of $4.4 million, $2.6 million and $2.1 million were amortized to interest expense in the years ended December 31, 2013, 2012 and 2011, respectively, and the Company amortized to interest expense $1.4 million and $0.8 million of the original issue discount associated with the credit agreement (“Credit Agreement”) for the years ended December 31, 2013 and 2012, respectively. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Consolidated Balance Sheet. Additionally, the Company had $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility in 2012 and $4.8 million in losses on extinguishment of debt associated with the redemption of the 11  3⁄4% senior subordinated notes due 2013 in 2011, as shown on the Company’s Consolidated Statements of Comprehensive Income and described below.

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

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The term A loans and the revolving credit facility initially bore interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then will be subject to a step-down based on SS&C’s consolidated net senior secured leverage ratio and would be equal to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans initially bore interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor.

In June 2013, the Company completed a repricing of its term B-1 loans and term B-2 loans, which replaced these loans with new term B-1 loans and term B-2 loans at the same outstanding principal balance, but at a different interest rate. The applicable interest rates were reduced to either LIBOR plus 2.75% or the base rate plus 1.75%, and the LIBOR floor was reduced from 1.00% to 0.75%, subject to a step-down at any time that the consolidated net senior secured leverage ratio is less than 2.75 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The maturity date of the new loans remains June 8, 2019, and no changes were made to the financial covenants or scheduled amortization.

The repricing of the debt was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt – Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted for the repricing as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the amounts that exited the syndicate.

Holdings, SS&C and the material domestic subsidiaries of SS&C have pledged substantially all of their tangible and intangible assets as security to support the obligations of SS&C and SS&C Sarl under the Credit Agreement. In addition, SS&C Sarl has agreed, in certain circumstances, to cause subsidiaries in foreign jurisdictions to guarantee SS&C Sarl’s obligations and pledge substantially all of their assets to support the obligations of SS&C Sarl under the Credit Agreement. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring the Company to maintain a specified consolidated net senior secured leverage ratio. As of December 31, 2013, the Company was in compliance with the financial and non-financial covenants.

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

11  3⁄4% Senior Subordinated Notes due 2013. The 11  3⁄4% senior subordinated notes due 2013 were unsecured senior subordinated obligations of SS&C that were subordinated in right of payment to all existing and future senior debt of SS&C, including the Prior Facility. The senior subordinated notes were jointly and severally fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case subject to certain customary release provisions, by all existing and future direct and indirect domestic subsidiaries of SS&C that guarantee the obligations under the Prior Facility or any of SS&C’s other indebtedness or the indebtedness of the guarantors.

On December 19, 2011, the Company completed a full redemption of the remaining $66.6 million outstanding principal balance of the 11  3⁄4% senior subordinated notes due 2013, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, on such amount to, but excluding, the date of redemption. The Company recorded a loss on extinguishment of debt of $1.9 million, which relates to the write-off of capitalized financing costs attributable to the redeemed notes.

The Company had previously completed two partial redemptions of the outstanding 11  3⁄4% senior subordinated notes due 2013:

•	On March 17, 2011, the Company completed a partial redemption for $66.6 million in principal amount at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, the date of redemption. The Company recorded a loss on extinguishment of debt of $2.9 million in connection with the redemption, which includes the redemption premium of $2.0 million and $0.9 million relating to the write-off of capitalized financing costs attributable to the redeemed notes.

•	On May 24, 2010, the Company completed a partial redemption of $71.75 million in principal amount at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, the date of redemption. The Company recorded a loss on extinguishment of debt of $5.5 million, which includes the redemption premium of $4.2 million and $1.3 million relating to the write-off of capitalized financing costs attributable to the redeemed notes.

At December 31, 2013, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2014	$23,212
2015	29,048
2016	31,967
2017	154,528
2018 and thereafter	543,245

$782,000

7. Derivatives and Hedging Activities

Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative qualifies for hedge accounting and is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes. The Company had no derivative instruments as of December 31, 2013 and 2012.

On March 14, 2012, SS&C and SS&C Sarl entered into a cooperation agreement with GlobeOp, pursuant to which SS&C Sarl issued an announcement disclosing that the Company and GlobeOp had agreed on the terms of a recommended cash offer (the “Offer”) to be made by SS&C Sarl to acquire the entire issued and to be issued share capital of GlobeOp for cash of 485 pence per share. As a result of the Offer’s foreign currency denomination, the Company was exposed to market risks relating to fluctuations in foreign currency exchange rates. In conjunction with the Offer, the Company entered into a forward currency transaction and a currency option transaction to protect against the foreign currency exchange rate risk that existed. The transactions were contingent upon the Offer meeting the acceptance conditions and were not designated as hedge transactions. During the three months ended June 30, 2012, the forward contract was utilized at an average exchange rate of $1.584 to £1.0 on a notional amount of £423.0 million, and the option contract was sold. These transactions resulted in a loss of $14.3 million recorded in other expense on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2012. There were no associated losses recorded in the year ended December 31, 2011.

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

As of December 31, 2013 and 2012, the Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$500	$—	$—	$500

Total liabilities	$500	$—	$—	$500

The Company determines the fair value of the contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. As of December 31, 2013, the Company’s contingent consideration liability of $0.5 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of Prime Management Limited (“Prime”) through September 30, 2014. During the year ended December 31, 2011, the Company increased its contingent consideration liability associated with the estimated post-acquisition financial results of BenefitsXML, Inc. (“BXML”) through February 28, 2013 to $2.3 million. In the second quarter of 2012, the Company paid out $2.0 million of contingent consideration and reduced the remaining fair value to $0.3 million. As of December 31, 2012, the Company reduced the liability to $0 and recorded the adjustment to other income. See Note 12 for further discussion of acquisitions.

The carrying amounts and fair values of financial instruments at December 31, 2013 and 2012 are as follows (in thousands):

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Credit facility	$774,507	$783,606	$1,012,138	$1,029,951

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

9. Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $17.7 million, $16.6 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2022. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,
2014	$13,878
2015	13,207
2016	12,853
2017	10,553
2018 and thereafter	33,695

$84,186

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.2 million, $1.4 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum lease receipts under these leases as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$207
2015	—
2016	—
2017	—
2018 and thereafter	—

$207

10. Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 50% of his or her cash compensation, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $4,000 per year. The Company offers employees a selection of various public mutual funds and several other investment options through a brokerage account but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2013, 2012 and 2011, the Company incurred $3.9 million, $3.1 million and $2.0 million, respectively, of matching contribution expenses related to the Plan.

11. Equity and Stock-based Compensation

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 8,081,645 shares of the Company’s common stock, which is calculated based on an initial authorization of 1,416,661 shares of the Company’s common stock and an annual increase to be added on the first day of each of the Company’s fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the lesser of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the Company’s board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options under the 2008 Plan.

In August 2006, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 11,173,819 shares of the Company’s common stock. Under the 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted restricted shares of its common stock and both time-based and performance-based options under the 2006 Plan.

The Company generally settles stock option exercises with newly issued common shares.

Restricted shares. During the year ended December 31, 2013, the Company granted 25,000 restricted shares of its common stock under the 2006 Plan, which vest 25% on the first anniversary of the grant date and 1/12th of the remaining balance each quarter thereafter for three years. The restricted shares vest in full upon a change in control, subject to certain conditions.

Time-based options. Time-based options granted under the 2006 Plan or the 2008 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options vest upon a change in control, subject to certain conditions. Time-based options granted during 2013, 2012 and 2011 have a weighted-average grant date fair value of $9.86, $5.79 and $4.34 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options vested during the years ended December 31, 2013, 2012 and 2011 was approximately $8.2 million, $4.9 million and $3.2 million, respectively. At December 31, 2013, there was approximately $33.7 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2013	2012	2011
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	28.04%	32.14%	36.13%
Risk-free interest rate	1.16%	0.45%	0.81%
Expected dividend yield	0%	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility as a public company and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience.

Performance-based options. Certain performance-based options granted under the 2006 Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2013, 2012 or 2011. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. For purposes of this Note 11, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings.

•	In February 2010, the Company’s Board of Directors established SS&C’s annual EBITDA target range for 2010. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range to be $6.90 per share. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 43.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the November 23, 2005 transactions in connection with the acquisition of SS&C by Holdings (the “Transaction”) and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2010, the Company’s Board of Directors amended the 2006 Plan to provide for the conversion of the outstanding performance-based options that would vest only upon a change in control into performance-based options that vest 50% based on EBITDA performance in each of 2010 and 2011. This amendment affected 1,680,868 outstanding options.

•	In March 2011, the Company’s Board of Directors established SS&C’s annual EBITDA target range for 2011. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2011 EBITDA target range to be $11.41 per share. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.0%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

The fair value of these performance-based options that vested during the year ended December 31, 2011 was approximately $9.6 million. At December 31, 2011, there was no unearned non-cash stock-based compensation to be recognized in the future.

Total restricted shares and stock-based option awards. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

Statement of Comprehensive Income Classification	2013	2012	2011
Cost of software-enabled services	$2,925	$1,557	$2,448
Cost of maintenance	273	228	367
Cost of professional services	338	239	519

Total cost of revenues	3,536	2,024	3,334
Selling and marketing(1)	1,475	1,001	2,373
Research and development	901	574	1,386
General and administrative(2)	2,474	1,991	6,400

Total operating expenses	4,850	3,566	10,159

Total stock-based compensation expense	$8,386	$5,590	$13,493

(1)	For the year ended December 31, 2013, includes stock-based compensation expense of $0.1 million associated with restricted shares of its common stock. At December 31, 2013, there was approximately $0.8 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over a remaining period of 44 months.

(2)	For the year ended December 31, 2013, includes stock-based compensation expense of $0.1 million associated with restricted Class A stock. At December 31, 2013 there was no unearned non-cash stock based compensation related to the restricted stock. For the year ended December 31, 2012, includes stock-based compensation expense of $0.7 million associated with restricted Class A stock. At December 31, 2012, there was approximately $0.1 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately three months. For the year ended December 31, 2011, includes stock-based compensation expense of $0.7 million associated with restricted Class A stock. At December 31, 2011, there was approximately $0.9 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 1 year.

The associated future income tax benefit recognized was $2.7 million, $1.9 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, the amount of cash received from the exercise of stock options was $27.8 million, with an associated tax benefit realized of $31.8 million. The intrinsic value of options exercised during the year ended December 31, 2013 was approximately $87.8 million. For the year ended December 31, 2012, the amount of cash received from the exercise of stock options was $14.4 million, with an associated tax benefit realized of $6.5 million. The intrinsic value of options exercised during the year ended December 31, 2012 was approximately $17.6 million. For the year ended December 31, 2011, the amount of cash received from the exercise of stock options was $8.8 million, with an associated tax benefit realized of $8.8 million. The intrinsic value of options exercised during the year ended December 31, 2011 was approximately $23.6 million.

The following table summarizes stock option transactions for the years ended December 31, 2013, 2012 and 2011:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2010	12,182,192	$8.51
Granted(1)	1,781,250	14.30
Cancelled/forfeited	(107,805)	13.97
Exercised	(1,771,776)	4.96

Outstanding at December 31, 2011	12,083,861	9.83
Granted(2)	2,939,750	22.39
Cancelled/forfeited	(194,447)	15.37
Exercised	(1,418,034)	10.12

Outstanding at December 31, 2012	13,411,130	12.47
Granted(3)	2,024,170	40.81
Cancelled/forfeited	(332,327)	20.27
Exercised	(3,587,331)	7.75

Outstanding at December 31, 2013	11,515,642	18.70

(1)	Of the grants during 2011, 1,275,750 were granted under the 2008 Plan and 505,500 were granted under the 2006 Plan.
(2)	Of the grants during 2012, 2,883,750 were granted under the 2008 Plan and 56,000 were granted under the 2006 Plan.
(3)	Of the grants during 2013, 1,798,420 were granted under the 2008 Plan and 225,750 were granted under the 2006 Plan.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2013:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
		(In thousands)	(Years)			(In thousands)	(Years)
6,864,732	$11.79	$222,873	4.35	4,650,910	$28.89	$109,259	9.07

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

The following summarizes the allocation of the purchase price for the acquisitions of Gravity, GlobeOp, the PORTIA Business, Ireland Fund Admin, and BXML (in thousands):

	Gravity	GlobeOp	The PORTIA Business	Ireland Fund Admin	BXML
Accounts receivable	$326	$21,611	$8,465	$155	$462
Fixed assets	—	33,507	744	—	58
Other assets	44	27,065	88	—	21
Acquired client relationships and contracts	3,600	276,000	56,600	3,555	3,700
Completed technology	—	39,000	9,500	—	1,600
Trade names	100	15,000	1,700	—	100
Non-compete agreements	—	—	600	—	—
Goodwill	1,698	503,089	104,223	2,180	10,850
Deferred revenue	—	(731)	(12,198)	—	(190)
Deferred income taxes	—	(92,302)	—	(444)	—
Other liabilities assumed	(34)	(33,325)	(561)	(85)	(1,817)

Consideration paid, net of cash acquired	$5,734	$788,914	$169,161	$5,364	$14,784

Additionally, the Company acquired Prime in October 2013 for approximately $4.0 million, Hedgemetrix LLC (“Hedgemetrix”) in October 2012 for approximately $3.1 million, and software-as-a-service assets from Teledata Communications, Inc. in December 2011 for approximately $0.7 million.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $0.3 million and $1.2 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired —GlobeOp and, the PORTIA Business, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Prime occurred on January 1, 2012 and the acquisitions of Hedgemetrix, Gravity, GlobeOp, and the PORTIA Business, occurred on January 1, 2011. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2013	2012
Revenues	$717,864	$675,016
Net income	$118,286	$60,764
Basic EPS	$1.46	$0.78
Basic weighted average number of common shares outstanding	81,195	78,321
Diluted EPS	$1.38	$0.73
Diluted weighted average number of common and common equivalent shares outstanding	85,616	82,888

13. Related Party Transactions

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. The Company recorded revenues of $1.1 million under this arrangement during the year ended December 31, 2011. There were no such revenues recorded during the years ended December 31, 2013 and 2012.

In 2009, the Company agreed to provide processing services to the Carlyle Investment Management L.L.C., including investment accounting and data processing services. The agreement was amended in June 2011 to extend the term through June 21, 2014. The Company will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. The Company will also receive other fees for certain ancillary services that it provides under the agreement. In 2013, 2012 and 2011, the Company recorded revenue of $0.2 million, $0.2 million and $0.4 million, respectively, under this arrangement.

14. Commitments and Contingencies

As described below, the Company’s subsidiary, GlobeOp, is a defendant in pending litigation relating to several clients for which GlobeOp performed services.

Fairfield Greenwich-Related Actions

In April 2009, GlobeOp was named as a defendant in a putative class action (the “Anwar Action”), filed by Pasha S. Anwar in the United States District Court for the Southern District of New York against multiple defendants relating to Greenwich Sentry L.P. and Greenwich Sentry Partners L.P., (the “FG Funds”), and the alleged losses sustained by the FG Funds’ investors as a result of Bernard Madoff’s Ponzi scheme. The complaint alleged breach of fiduciary duties by GlobeOp and negligence in the performance of its duties and sought to recover as damages the net losses sustained by investors in the putative class, together with applicable interest, costs, and attorneys’ fees. GlobeOp served as administrator for the Greenwich Sentry fund from October 2003 through August 2006 and for the Greenwich Sentry Partners fund from May 2006 through August 2006, during which time the approximate net asset value of the Greenwich Sentry Fund was $135 million and the Greenwich Sentry Partners Fund was $6 million. In February 2013, the U.S. District Court for the Southern District of New York granted the plaintiffs’ motion for class certification of a class consisting of all net loss investors in the litigated funds (excluding investors from a number of enumerated foreign countries). GlobeOp petitioned the Court of Appeals to permit an interlocutory appeal of the class certification order, but subsequently requested that the Court of Appeals hold its petition in abeyance pending the consummation of a settlement, as detailed below.

GlobeOp was also named as one of five defendants in two derivative actions (the “Derivative Actions”) that were initially filed in New York State Supreme Court in February 2009. Following initial motion practice, the court ordered the plaintiffs to arbitrate the claims asserted against GlobeOp. A litigation trustee on behalf of the bankrupt FG Funds subsequently substituted in as the plaintiff in these actions, which relate to the same losses alleged in the Anwar Action. The litigation trustee sought unspecified compensatory and punitive damages, together with applicable interest, costs, and attorneys’ fees, as well as contribution and indemnification from GlobeOp for the FG Funds’ settlement with the Irving Picard, trustee for the liquidation of Bernard L. Madoff Investment Securities, LLC. GlobeOp maintained that the prior orders compelling arbitration apply to the litigation trustee.

In August 2013, GlobeOp and the plaintiffs in the Anwar Action and the Derivative Actions, as well as certain insurers that have agreed to provide GlobeOp with coverage for these claims, entered into a settlement agreement resolving all disputes and claims between and among the parties. After notice and certification of a settlement class, the settlement was approved by an order of the United States District Court for the Southern District of New York on November 22, 2013 (the “Settlement Order”). No appeals of the Settlement Order were filed by the January 27, 2014 deadline and, accordingly, the settlement is now final. On January 28, 2014, a notice of voluntary dismissal with prejudice was filed in the New York State Court overseeing the Derivative Actions. On or about January 30, 2014, the settlement amount was released from two escrow accounts to the plaintiffs in the Anwar Action and the Derivative Actions. The entirety of the settlement amount was funded by GlobeOp’s insurers. Accordingly, the settlement of the Anwar Action and the Derivative Actions has been consummated and the matters are concluded.

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd. (the “Millennium Funds”). These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York (the “U.S. Class Action”) on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom (the “UK Arbitration”) on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively (together, the “Millennium Managers”), which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd. (the “Master Fund”) against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

A hearing on the merits of the claims asserted in the UK arbitration was conducted in London in July and August 2013. The hearing has been adjourned and is not expected to be reconvened until September 2014.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. In 2012 and 2013, GlobeOp was reimbursed for litigation costs under the applicable insurance policy.

In January 2014, GlobeOp, SS&C, the Millennium Managers and the plaintiff in the U.S. Class Action entered into a settlement agreement resolving all disputes and claims between and among the parties (including a separate mutual release between and among GlobeOp and SS&C, on the one hand, and the Millennium Managers on the other). The parties have presented the settlement agreement for approval by the United States District Court for the Southern District of New York. As part of the settlement, GlobeOp and the Millennium Managers have agreed to withdraw their claims against each other in the UK Arbitration upon approval of the settlement agreement by the United States District Court. Pending that approval, the UK Arbitration has been stayed in relation to the claims between Millennium and GlobeOp. The settlement agreement does not affect the claims counterclaims and/or defenses as between GlobeOp and the Master Fund.

GlobeOp’s insurers have agreed to fund the entirety of the settlement amount contemplated to be contributed by GlobeOp.

The Company cannot predict the outcome of these matters. The Company believes that it has strong defenses in the U.S. Class Action and the UK Arbitration and is vigorously contesting the UK Arbitration (as described above, the U.S. Class Action is the subject of a proposed settlement agreement). The amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

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

15. Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2013 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $1.4 million, $1.3 million and $1.1 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Revenues by geography for the years ended December 31, were (in thousands):

	2013	2012	2011
United States	$466,670	$360,438	$259,762
Canada	60,980	59,206	53,846
Americas, excluding United States and Canada	16,760	12,269	9,507
Europe	148,640	104,527	38,126
Asia-Pacific and Japan	19,652	15,402	9,587

	$712,702	$551,842	$370,828

Long-lived assets as of December 31, were (in thousands):

	2013	2012	2011
United States	$57,966	$63,402	$13,256
Canada	6,881	6,979	3,855
Americas, excluding United States and Canada	4,676	111	93
Europe	9,426	10,071	861
Asia-Pacific and Japan	5,079	7,319	525

	$84,028	$87,882	$18,590

Revenues by product group for the years ended December 31, were (in thousands):

	2013	2012	2011
Portfolio management/accounting	$640,075	$476,703	$290,927
Trading/treasury operations	32,949	36,640	41,118
Financial modeling	8,366	8,325	7,810
Loan management/accounting	6,683	7,174	7,681
Property management	14,622	14,830	14,983
Money market processing	8,279	6,169	5,786
Training	1,728	2,001	2,523

	$712,702	$551,842	$370,828

16. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2013 and 2012 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter
	(In thousands, except per share data)
2013
Revenue	$173,218	$177,457	$179,505	$182,522
Gross profit	75,777	80,696	83,310	84,119
Operating income	41,996	45,292	47,864	47,816
Net income	21,429	26,119	43,466	26,881
Basic EPS	$0.27	$0.32	$0.53	$0.33
Diluted EPS	$0.26	$0.31	$0.51	$0.31

(1)	During the third quarter of 2013, the Company’s effective rate was benefited by the recognition of previously unrecognized tax benefits of approximately $7.3 million, an enacted rate change in the United Kingdom, which resulted in a tax benefit of approximately $2.9 million, and research and development credits and other discrete items, which resulted in tax benefits of approximately $5.6 million.

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter
	(In thousands, except per share data)
2012
Revenue	$93,675	$120,850	$165,562	$171,755
Gross profit	46,823	57,750	71,824	75,528
Operating income	22,071	21,126	37,245	42,774
Net income (loss)	17,883	(5,760)	17,615	16,082
Basic EPS	$0.23	$(0.07)	$0.22	$0.20
Diluted EPS	$0.22	$(0.07)	$0.21	$0.19

(1)	During the first quarter of 2012, the Company incurred transaction costs of $4.2 million, which are associated with the acquisitions of GlobeOp and the PORTIA Business discussed further in Note 12, and decreased net income for the period.
(2)	During the second quarter of 2012, the Company recognized a loss of $14.3 million on foreign currency contracts and a loss on extinguishment of debt of $4.4 million and incurred transaction costs of $9.4 million, all of which is associated with the acquisitions of GlobeOp and the PORTIA Business discussed further in Note 12, and resulted in a net loss for the period.
(3)	During the third quarter of 2012, the Company incurred transaction costs of $0.7 million, which is associated with the acquisitions of GlobeOp and the PORTIA Business discussed further in Note 12, and decreased net income for the period.

17. Subsequent Events

On February 12, 2014, the Company completed a repricing of its $213.2 million term A-2 loans, which replaced these loans with new term A-2 loans at the same outstanding principal balance of $213.2 million, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.0% or the base rate plus 1.0%. The maturity date of the new loans remains December 8, 2017, and no changes were made to the financial covenants or scheduled amortization.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.3†	Asset Purchase Agreement, dated February 28, 2012, by and between Thomson Reuters (Markets) LLC and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 1.1 to SS&C Technologies Holdings, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-34675)

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)

3.2	Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the 2010 Form S-1

10.1	Credit Agreement, dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 14, 2012 (File No. 001-34675)

10.2	First Amendment to Credit Agreement, dated as of May 23, 2012, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2012 (File No. 001-34675)

10.3	Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)

10.4	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10.5	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10.6	Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10.7	Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4

Exhibit Number	Description of Exhibit

10.8*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4

10.9*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4

10.10*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4

10.11	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10.12*	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

10.13*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K

10.14	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1

10.15*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1

10.16*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1

10.17*	Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.18*	Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10.19*	Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10.20*	Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10.21*	Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1

10.22*	Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q

10.23*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.33 to SS&C Technologies, Inc.’s Annual Report on Form 10-K, filed on February 26, 2010 (File No. 000-28430)

10.24	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1

Exhibit Number	Description of Exhibit

10.25	Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.26	Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

10.27	Amended and Restated Stock Option Agreement, dated March 10, 2013, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2013 (File No. 001-34675)

10.28	Fifth Amendment to Credit Agreement, dated as of June 10, 2013, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, SS&C Technologies Holdings Europe, certain subsidiaries of the Registrant as guarantors, Deutsche Bank AG New York Branch as administrative agent and as designated 2013 replacement term lender, and each 2013 converting lender is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34675)

10.29	Sixth Amendment to Credit Agreement, dated as of February 12, 2014, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, SS&C Technologies Holdings Europe, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and the other lenders party thereto

10.30	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

21	Subsidiaries of the Registrant

23 .1	Consent of PricewaterhouseCoopers LLP

31 .1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 .2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.REF	XBRL Taxonomy Reference Linkbase Document.**

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.