Form 10-Q
period 2014-03-31
SS&C Technologies Holdings Inc
filed 2014-05-07
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 82,913,328 shares of the registrant’s common stock outstanding as of May 5, 2014.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$78,371	$84,470
Accounts receivable, net of allowance for doubtful accounts of $2,338 and $2,500, respectively	87,787	91,221
Prepaid expenses and other current assets	15,661	16,567
Prepaid income taxes	12,279	19,932
Deferred income taxes	5,587	6,526
Restricted cash	1,477	2,460

Total current assets	201,162	221,176
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	28,794	30,053
Equipment, furniture, and fixtures	70,703	65,977

	102,152	98,685
Less accumulated depreciation	(48,939)	(46,988)

Net property, plant and equipment	53,213	51,697
Deferred income taxes	1,008	1,077
Goodwill	1,533,941	1,541,386
Intangible and other assets, net of accumulated amortization of $358,706 and $338,888, respectively	439,043	459,988

Total assets	$2,228,367	$2,275,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$23,306	$23,212
Accounts payable	8,974	8,368
Income taxes payable	—	2,169
Accrued employee compensation and benefits	16,145	44,664
Other accrued expenses	26,869	26,028
Deferred maintenance and other revenue	64,810	62,561

Total current liabilities	140,104	167,002
Long-term debt, net of current portion (Note 5)	706,544	751,295
Other long-term liabilities	16,116	14,913
Deferred income taxes	107,851	110,406

Total liabilities	970,615	1,043,616

Commitments and contingencies (Note 6)
Stockholders’ equity (Notes 2 and 3):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 100,000 shares authorized; 80,781 shares and 80,478 shares issued, respectively, and 80,179 shares and 79,967 shares outstanding, respectively, of which 25 are unvested	808	804
Additional paid-in capital	923,206	913,816
Accumulated other comprehensive income	24,068	30,374
Retained earnings	319,897	293,449

	1,268,006	1,238,470
Less: cost of common stock in treasury, 602 and 511 shares, respectively	(10,254)	(6,762)

Total stockholders’ equity	1,257,752	1,231,708

Total liabilities and stockholders’ equity	$2,228,367	$2,275,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Software-enabled services	$145,383	$135,739
Software licenses	7,499	6,070
Maintenance	25,526	26,015
Professional services	7,402	5,394

Total revenues	185,810	173,218
Cost of revenues:
Software-enabled services	85,691	80,727
Software licenses	851	1,274
Maintenance	9,931	10,520
Professional services	5,026	4,920

Total cost of revenues	101,499	97,441

Gross profit	84,311	75,777
Operating expenses:
Selling and marketing	11,898	9,464
Research and development	13,587	13,802
General and administrative	11,801	10,515

Total operating expenses	37,286	33,781

Operating income	47,025	41,996
Interest expense, net	(7,098)	(12,505)
Other (expense) income, net	(686)	146

Income before income taxes	39,241	29,637
Provision for income taxes	12,793	8,208

Net income	$26,448	$21,429

Basic earnings per share	$0.32	$0.27

Basic weighted average number of common shares outstanding	82,722	79,340

Diluted earnings per share	$0.30	$0.26

Diluted weighted average number of common and common equivalent shares outstanding	86,901	83,770

Net income	$26,448	$21,429
Other comprehensive loss:
Foreign currency exchange translation adjustment	(6,306)	(27,380)

Total comprehensive loss	(6,306)	(27,380)

Comprehensive income (loss)	$20,142	$(5,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flow from operating activities:
Net income	$26,448	$21,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,936	24,752
Amortization and write-offs of loan origination costs	1,520	1,388
Income tax benefit related to exercise of stock options	(2,453)	(2,679)
Deferred income taxes	(1,441)	(3,919)
Stock-based compensation expense	2,975	2,106
Provision for doubtful accounts	184	184
Loss (gain) on sale or disposition of property and equipment	53	(7)
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	2,956	(1,751)
Prepaid expenses and other assets	1,165	2,624
Income taxes prepaid and payable	7,986	668
Accounts payable	(1,765)	(4,267)
Accrued expenses	(26,343)	(23,463)
Deferred maintenance and other revenue	2,333	3,578

Net cash provided by operating activities	38,554	20,643

Cash flow from investing activities:
Additions to property and equipment	(2,758)	(2,044)
Proceeds from sale of property and equipment	—	7
Additions to capitalized software	(856)	(202)
Net changes in restricted cash	983	—

Net cash used in investing activities	(2,631)	(2,239)

Cash flow from financing activities:
Repayments of debt	(45,000)	(45,000)
Income tax benefit related to exercise of stock options	2,453	2,679
Proceeds from exercise of stock options	3,993	8,931
Purchase of common stock for treasury	(3,492)	—
Payment of fees related to refinancing activities	(512)	(1,055)

Net cash used in financing activities	(42,558)	(34,445)

Effect of exchange rate changes on cash	536	(1,281)

Net decrease in cash	(6,099)	(17,322)
Cash, beginning of period	84,470	86,160

Cash, end of period	$78,371	$68,838

Supplemental disclosure of non-cash activities:
Excess tax benefit related to stock option exercises	$—	$12,710

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

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014 (the “2013 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of March 31, 2014, the results of its operations for the three months ended March 31, 2014 and 2013 and its cash flows for the three months ended March 31, 2014 and 2013. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2013, which were included in the 2013 Form 10-K. The December 31, 2013 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. ASU 2013-11 is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard in the first quarter of 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Stock-based Compensation

For stock options with time-based vesting and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Statements of Comprehensive Income Classification
Cost of software-enabled services	$1,084	$752
Cost of maintenance	91	70
Cost of professional services	117	88

Total cost of revenues	1,292	910
Selling and marketing	637	304
Research and development	310	230
General and administrative	736	662

Total operating expenses	1,683	1,196

Total stock-based compensation expense	$2,975	$2,106

A summary of stock option activity as of and for the three months ended March 31, 2014 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2014	11,515,642
Granted	—
Cancelled/forfeited	(19,202)
Exercised	(302,520)

Outstanding at March 31, 2014	11,193,920

During the three months ended March 31, 2014, the Company recorded $2.5 million of income tax benefits related to the exercise of stock options. This amount was recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2013, the Company recorded $16.1 million of income tax benefits related to the exercise of stock options, of which $3.5 million was recorded to Goodwill and $12.6 million was recorded to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. The Company realized $3.4 million of cash savings through March 31, 2013 related to these benefits, of which a proportional amount relating to the Additional paid in capital was recognized as cash inflows from financing activities while the remainder was recognized as cash inflows from operations on its Condensed Consolidated Statements of Cash Flows.

3. Stock Repurchase Program

In October 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During the quarter ended March 31, 2014, the Company repurchased 90,226 shares of common stock for approximately $3.5 million. As of March 31, 2014, the Company had repurchased a total of 114,126 shares of common stock for approximately $4.4 million. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding — used in calculation of basic earnings per share	82,722	79,340
Weighted average common stock equivalents — options and restricted shares	4,179	4,430

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	86,901	83,770

Options to purchase 1,881,520 and 2,947,279 shares were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

5. Debt

At March 31, 2014 and December 31, 2013, debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Credit facility, weighted-average interest rate of 2.95% and 3.09%, respectively	$737,000	$782,000
Unamortized original issue discount	(7,150)	(7,493)

	729,850	774,507
Short-term borrowings and current portion of long-term debt	(23,306)	(23,212)

Long-term debt	$706,544	$751,295

Capitalized financing costs of $1.2 million and $1.0 million were amortized to interest expense in the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company amortized to interest expense $0.3 million of the original issue discount in the three months ended March 31, 2014 and 2013, respectively. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $737.0 million and $783.6 million at March 31, 2014 and December 31, 2013, respectively. These fair values were computed based on comparable quoted market prices.

In February 2014, the Company completed a repricing of its $213.2 million term A-2 loans, which replaced these loans with new term A-2 loans at the same outstanding principal balance of $213.2 million but at a different interest rate. The applicable interest rates were reduced to either LIBOR plus 2.0% or the base rate plus 1.0%. The maturity date of the new loans remains December 8, 2017, and no changes were made to the financial covenants or scheduled amortization.

The repricing of the debt was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt – Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted for the repricing as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the amounts that exited the syndicate.

6. Commitments and Contingencies

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against GlobeOp alleging claims and damages with respect to a valuation agent services agreement performed by the Company’s subsidiary, GlobeOp Financial Services S.A. (“GlobeOp”), for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd. (the “Millennium Funds”). These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York (the “U.S. Class Action”) on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom (the “UK Arbitration”) on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively (together, the “Millennium Managers”), which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd. (the “Master Fund”) against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

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

In January 2014, GlobeOp, SS&C, the Millennium Managers and the plaintiff in the U.S. Class Action entered into a settlement agreement resolving all disputes and claims between and among the parties (including a separate mutual release between and among GlobeOp and SS&C, on the one hand, and the Millennium Managers on the other). The parties have presented the settlement agreement for approval by the United States District Court for the Southern District of New York and a hearing has been scheduled for July 7, 2014 to consider final approval of the settlement. As part of the settlement, GlobeOp and the Millennium Managers have agreed to withdraw their claims against each other in the UK Arbitration upon approval of the settlement agreement by the United States District Court. Pending that approval, the UK Arbitration has been stayed in relation to the claims between Millennium and GlobeOp. The settlement agreement does not affect the claims counterclaims and/or defenses as between GlobeOp and the Master Fund.

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

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

7. Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,541,386
Effect of foreign currency translation	(7,445)

Balance at March 31, 2014	$1,533,941

8. Income Taxes

The effective tax rate was 33% and 28% for the three months ended March 31, 2014 and 2013, respectively. The change for the three months ended 2014 was primarily due to the unfavorable impact of tax law changes enacted in New York during the first quarter of 2014.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenues:
Software-enabled services	78%	78%
Software licenses	4	4
Maintenance	14	15
Professional services	4	3

Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Revenues:
Software-enabled services	$145,383	$135,739	7%
Software licenses	7,499	6,070	24
Maintenance	25,526	26,015	(2)
Professional services	7,402	5,394	37

Total revenues	$185,810	$173,218	7

Three Months Ended March 31, 2014 versus 2013. Our revenues increased in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to a continued increase in demand for our fund administration services from alternative investment managers, as well as revenues related to Prime Management Limited, or Prime, which we acquired in October 2013 and contributed $2.3 million in revenue. Our software licenses revenues increased by $1.4 million primarily due to increased demand for our CAMRA and LMS software products and an overall increase in the average size of perpetual licenses sold. Additionally, professional services revenues increased due to a rise in the number of product implementation projects. These increases were partially offset by the unfavorable impact from foreign currency translation of $1.0 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Cost of revenues:
Cost of software-enabled services	59%	59%
Cost of software licenses	11	21
Cost of maintenance	39	40
Cost of professional services	68	91
Total cost of revenues	55	56
Gross margin percentage	45	44

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Cost of revenues:
Cost of software-enabled services	$85,691	$80,727	6%
Cost of software licenses	851	1,274	(33)
Cost of maintenance	9,931	10,520	(6)
Cost of professional services	5,026	4,920	2

Total cost of revenues	$101,499	$97,441	4

Three Months Ended March 31, 2014 versus 2013. Our gross margins increased in 2014 primarily due to cost synergies with respect to the businesses acquired since 2012 and a decrease in amortization expense related to intangible assets. Our total cost of revenues increased in the first quarter of 2014 primarily as a result of an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services from alternative investment managers, as well as our acquisition of Prime, which added $1.3 million in costs.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Operating expenses:
Selling and marketing	6%	5%
Research and development	7	8
General and administrative	6	6
Total operating expenses	20	20

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Operating expenses:
Selling and marketing	$11,898	$9,464	26%
Research and development	13,587	13,802	(2)
General and administrative	11,801	10,515	12

Total operating expenses	$37,286	$33,781	10

Three Months Ended March 31, 2014 versus 2013. The increase in total operating expenses in the first quarter of 2014 was primarily due to an increase in selling and marketing expenses as we invested heavily in our sales force. Additionally, general and administrative expense increased primarily as a result of legal expenses related to an IP infringement lawsuit we filed during the period.

Comparison of the Three Months Ended March 31, 2014 and 2013 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $7.1 million in 2014 compared to $12.5 million in 2013. The decrease in interest expense in 2014 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2013 and 2014 repricings. These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. Other expense, net for 2014 consists primarily of foreign currency transaction losses. Other income, net for 2013 consists primarily of foreign currency transaction gains.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Provision for income taxes	$12,793	$8,208
Effective tax rate	33%	28%

Our March 31, 2014 and 2013 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in effective rate from 2013 to 2014 was primarily due to a one-time charge of $2.5 million related to a change in the apportionment method caused by tax law changes enacted in New York during the first quarter of 2014. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 26.5%, 34.0% and 21.5%, respectively, in 2014. The consolidated expected effective tax rate for the year ended December 31, 2014 is forecasted to be between 27% and 29%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash at March 31, 2014 was $78.4 million, a decrease of $6.1 million from $84.5 million at December 31, 2013. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations.

Net cash provided by operating activities was $38.0 million for the three months ended March 31, 2014. Cash provided by operating activities was primarily due to net income of $26.4 million adjusted for non-cash items of $25.8 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $14.2 million. The changes in our working capital accounts were driven by decreases in accrued expenses and accounts payable, partially offset by a change in income taxes prepaid and payable, decreases in accounts receivable and prepaid expenses and other assets and increases in deferred revenues. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2014. The decrease in accounts receivable was primarily due to the decrease in days’ sales outstanding from 45 days at December 31, 2013 to 43 days at March 31, 2014.

Investing activities used net cash of $2.6 million for the three months ended March 31, 2014, primarily related to $2.8 million in cash paid for capital expenditures and $0.8 million in cash paid for capitalized software, partially offset by the release of $1.0 million in restricted cash previously held as collateral for a letter of credit.

Financing activities used net cash of $42.0 million for the three months ended March 31, 2014, representing $45.0 million in repayments of debt and $3.5 million in treasury stock repurchases, partially offset by proceeds of $4.0 million from stock option exercises and realized income tax windfall benefits of $2.5 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2014, we held approximately $47.2 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At March 31, 2014, we held approximately $21.1 million in cash by subsidiaries of our foreign debt holder that will be used to facilitate debt servicing of our foreign debt holder. At March 31, 2014, we held approximately $18.8 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Credit Facility

On March 14, 2012, in connection with our acquisition of GlobeOp, we entered into a credit agreement with SS&C and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Sarl, as the borrowers, which we refer to as the Credit Agreement. The Credit Agreement has four tranches of term loans: (i) a $0 term A-1 facility with a five and one-half year term for borrowings by SS&C, (ii) a $325.0 million term A-2 facility with a five and one-half year term for borrowings by SS&C Sarl, (iii) a $725.0 million term B-1 facility with a seven year term for borrowings by SS&C and (iv) a $75.0 million term B-2 facility with a seven year term for borrowings by SS&C Sarl. In addition, the Credit Agreement had a $142.0 million bridge loan facility, of which $31.6 million was immediately drawn, with a 364-day term available for borrowings by SS&C Sarl and has a revolving credit facility with a five and one-half year term available for borrowings by SS&C with $100.0 million in commitments. The revolving credit facility contains a $25.0 million letter of credit sub-facility and a $20.0 million swingline loan sub-facility. The bridge loan was repaid in July 2012 and is no longer available for borrowing.

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

In February 2014, we completed a repricing of our term A loans, which replaced these loans with new term A loans at the same outstanding principal balance, but at a different interest rate. The applicable interest rates were reduced to either LIBOR plus 2.0% or the base rate plus 1.0%. The maturity date of the new loans remains December 8, 2017, and no changes were made to the financial accounts or scheduled amortization. See Note 5 to our condensed consolidated financial statements.

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

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of March 31, 2014, there was $202.0 million in principal amount outstanding under the term A-2 facility, $484.8 million in principal amount outstanding under the term B-1 facility and $50.2 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of March 31, 2014, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of March 31, 2014, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Credit Agreement, which is a material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization, or EBITDA, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014
	(In thousands)
Net income	$26,448	$21,429	$122,914
Interest expense, net	7,098	12,505	35,872
Income tax provision	12,793	8,208	31,877
Depreciation and amortization	24,936	24,752	99,964

EBITDA	71,275	66,894	290,627
Purchase accounting adjustments(1)	(27)	65	(144)
Capital-based taxes	6	—	188
Unusual or non-recurring charges (gains) (2)	2,014	(556)	(551)
Acquired EBITDA (3)	—	—	394
Stock-based compensation	2,975	2,106	9,255
Other(4)	(49)	211	(25)

Consolidated EBITDA, as defined	$76,194	$68,720	$299,744

(1)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with facilities, acquisitions and the sale of fixed assets.
(3)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the three months ended March 31, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	5.0x	2.2x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. ASU 2013-11 is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard in the first quarter of 2014 did not have a material impact on our financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2014, we had total variable interest rate debt of $737.0 million. As of March 31, 2014, a 1% increase in interest rates would result in an increase in interest expense of approximately $4.2 million per year.

During the three months ended March 31, 2014, approximately 35% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2014. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved as set forth in Note 6 – Commitments and Contingencies of the Condensed Consolidated Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our repurchases of our common stock in the first quarter of 2014:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
January 1, 2014 – January 31, 2014	—	$—	—	$99,056,838
February 1, 2014 – February 28, 2014	30,000	$38.68	30,000	$97,896,540
March 1, 2014 – March 31, 2014	60,226	$38.72	60,226	$95,564,539

Total	90,226		90,226

(1)	Information is based on settlement dates of repurchase transactions.
(2)	Consists of shares of our common stock, par value $0.01 per share.
(3)	Includes commissions paid.
(4)	In October 31, 2013, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $100.0 million of our common stock from time to time commencing in October 2013 on the open market or in privately negotiated transactions. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased as of the end of such month and aggregate commissions paid in connection therewith.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 7, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.