Form 10-Q
period 2014-06-30
SS&C Technologies Holdings Inc
filed 2014-08-06
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 83,503,812 shares of the registrant’s common stock outstanding as of August 4, 2014.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$73,520	$84,470
Accounts receivable, net of allowance for doubtful accounts of $2,512 and $2,500, respectively	89,428	91,221
Prepaid expenses and other current assets	17,454	16,567
Prepaid income taxes	12,780	19,932
Deferred income taxes	5,367	6,526
Restricted cash	1,477	2,460

Total current assets	200,026	221,176
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	27,337	30,053
Equipment, furniture, and fixtures	73,257	65,977

	103,249	98,685
Less: accumulated depreciation	(50,037)	(46,988)

Net property, plant and equipment	53,212	51,697
Deferred income taxes	1,037	1,077
Goodwill	1,547,504	1,541,386
Intangible and other assets, net of accumulated amortization of $382,466 and $338,888, respectively	420,652	459,988

Total assets	$2,222,431	$2,275,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$23,814	$23,212
Accounts payable	8,503	8,368
Income taxes payable	—	2,169
Accrued employee compensation and benefits	25,418	44,664
Other accrued expenses	27,369	26,028
Deferred maintenance and other revenue	57,265	62,561

Total current liabilities	142,369	167,002
Long-term debt, net of current portion (Note 5)	644,384	751,295
Other long-term liabilities	17,469	14,913
Deferred income taxes	104,267	110,406

Total liabilities	908,489	1,043,616

Commitments and contingencies (Note 7)
Stockholders’ equity (Notes 2 and 3):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 100,000 shares authorized; 81,452 shares and 80,478 shares issued, respectively, and 80,754 shares and 79,967 shares outstanding, respectively, of which 25 are unvested	815	804
Additional paid-in capital	940,120	913,816
Accumulated other comprehensive income	39,990	30,374
Retained earnings	347,139	293,449

	1,328,091	1,238,470
Less: cost of common stock in treasury, 698 and 511 shares, respectively	(14,149)	(6,762)

Total stockholders’ equity	1,313,942	1,231,708

Total liabilities and stockholders’ equity	$2,222,431	$2,275,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Software-enabled services	$145,547	$138,047	$290,930	$273,786
Software licenses	9,866	6,626	17,365	12,696
Maintenance	25,691	25,410	51,217	51,425
Professional services	7,618	7,374	15,020	12,768

Total revenues	188,722	177,457	374,532	350,675
Cost of revenues:
Software-enabled services	86,040	80,245	171,731	160,972
Software licenses	806	1,348	1,657	2,622
Maintenance	10,077	10,283	20,008	20,803
Professional services	5,310	4,885	10,336	9,805

Total cost of revenues	102,233	96,761	203,732	194,202

Gross profit	86,489	80,696	170,800	156,473
Operating expenses:
Selling and marketing	12,203	10,563	24,101	20,027
Research and development	13,939	13,639	27,526	27,441
General and administrative	14,958	11,202	26,759	21,717

Total operating expenses	41,100	35,404	78,386	69,185

Operating income	45,389	45,292	92,414	87,288
Interest expense, net	(6,569)	(11,784)	(13,667)	(24,289)
Other (expense) income, net	(59)	2,370	(745)	2,516

Income before income taxes	38,761	35,878	78,002	65,515
Provision for income taxes	11,516	9,759	24,309	17,967

Net income	$27,245	$26,119	$53,693	$47,548

Basic earnings per share	$0.33	$0.32	$0.65	$0.59

Basic weighted average number of common shares outstanding	83,118	81,186	82,921	80,268

Diluted earnings per share	$0.31	$0.31	$0.62	$0.56

Diluted weighted average number of common and common equivalent shares outstanding	87,091	85,280	86,999	84,550

Net income	$27,245	$26,119	$53,693	$47,548
Other comprehensive income:
Foreign currency exchange translation adjustment	15,922	(13,830)	9,616	(41,210)

Total comprehensive income	15,922	(13,830)	9,616	(41,210)

Comprehensive income	$43,167	$12,289	$63,309	$6,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities:
Net income	$53,693	$47,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,832	49,742
Amortization and write-offs of loan origination costs	2,956	2,988
Income tax benefit related to exercise of stock options	(8,235)	(4,941)
Deferred income taxes	(5,550)	(4,474)
Stock-based compensation expense	5,770	4,035
Provision for doubtful accounts	473	314
Loss on sale or disposition of property and equipment	698	322
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,532	(6,418)
Prepaid expenses and other assets	(1,403)	(4,712)
Income taxes prepaid and payable	13,250	5,600
Accounts payable	789	(2,248)
Accrued expenses	(15,507)	(14,245)
Deferred maintenance and other revenue	(5,478)	(3,506)

Net cash provided by operating activities	92,820	70,005

Cash flow from investing activities:
Additions to property and equipment	(9,460)	(7,724)
Proceeds from sale of property and equipment	1	55
Additions to capitalized software	(1,704)	(428)
Net changes in restricted cash	983	—

Net cash used in investing activities	(10,180)	(8,097)

Cash flow from financing activities:
Repayments of debt	(107,000)	(102,000)
Income tax benefit related to exercise of stock options	8,235	4,941
Proceeds from exercise of stock options	12,337	14,086
Purchase of common stock for treasury	(7,386)	—
Payment of fees related to refinancing activities	(512)	(1,917)

Net cash used in financing activities	(94,326)	(84,890)

Effect of exchange rate changes on cash	736	(2,592)

Net decrease in cash	(10,950)	(25,574)
Cash, beginning of period	84,470	86,160

Cash, end of period	$73,520	$60,586

Supplemental disclosure of non-cash activities:
Excess tax benefit related to stock option exercises	$—	$12,956

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

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014 (the “2013 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2014, the results of its operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2013, which were included in the 2013 Form 10-K. The December 31, 2013 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. ASU 2013-11 is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard in the first quarter of 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Stock-based Compensation

For stock options with time-based vesting and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Comprehensive Income Classification	2014	2013	2014	2013
Cost of software-enabled services	$924	$719	$2,008	$1,470
Cost of maintenance	66	67	157	138
Cost of professional services	99	84	216	171

Total cost of revenues	1,089	870	2,381	1,779
Selling and marketing	498	302	1,135	606
Research and development	273	236	583	466
General and administrative	935	521	1,671	1,184

Total operating expenses	1,706	1,059	3,389	2,256

Total stock-based compensation expense	$2,795	$1,929	$5,770	$4,035

A summary of stock option activity as of and for the six months ended June 30, 2014 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2014	11,515,642
Granted	72,750
Cancelled/forfeited	(138,782)
Exercised	(973,781)

Outstanding at June 30, 2014	10,475,829

During the six months ended June 30, 2014, the Company recorded $8.2 million of income tax benefits related to the exercise of stock options. These amounts were recorded entirely to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2013, the Company recorded $19.2 million of income tax benefits related to the exercise of stock options. Of this amount, $3.6 million was recorded to goodwill and $15.6 million was recorded to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. The Company realized $6.2 million of cash savings through June 30, 2013 related to these benefits, of which a proportional amount relating to the additional paid in capital was recognized as cash inflows from financing activities while the remainder was recognized as cash inflows from operations on its Condensed Consolidated Statements of Cash Flows.

3. Stock Repurchase Program

In October 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2014, the Company repurchased 186,026 shares of common stock for approximately $7.4 million. As of June 30, 2014, the Company had repurchased a total of 209,926 shares of common stock for approximately $8.3 million. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

4. Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant accounting standards. Basic EPS includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and restricted stock using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their exercise prices together with other assumed proceeds exceed the average fair value of common stock for the period. The Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	83,118	81,186	82,921	80,268
Weighted average common stock equivalents – options and restricted shares	3,973	4,094	4,078	4,282

Weighted average common and common equivalent shares outstanding	87,091	85,280	86,999	84,550

Options to purchase 1,881,474 and 6,813 shares were outstanding for the three months ended June 30, 2014 and 2013, respectively, and options to purchase 1,883,870 and 57,584 shares were outstanding for the six months ended June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

5. Debt

At June 30, 2014 and December 31, 2013, debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Credit facility, weighted-average interest rate of 2.95% and 3.09%, respectively	$675,000	$782,000
Unamortized original issue discount	(6,802)	(7,493)

	668,198	774,507
Short-term borrowings and current portion of long-term debt	(23,814)	(23,212)

Long-term debt	$644,384	$751,295

Capitalized financing costs of $1.1 million and $1.3 million were amortized to interest expense in the three months ended June 30, 2014 and 2013, respectively. Capitalized financing costs of $2.3 million were amortized to interest expense in each of the six months ended June 30, 2014 and 2013. Additionally, the Company amortized to interest expense $0.3 million of the original issue discount in each of the three months ended June 30, 2014 and 2013 and $0.7 million of the original issue discount in each of the six months ended June 30, 2014 and 2013. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $674.5 million and $783.6 million at June 30, 2014 and December 31, 2013, respectively. These fair values were computed based on comparable quoted market prices.

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at June 30, 2014	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$900	$—	$—	$900

Total liabilities	$900	$—	$—	$900

	Total Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$500	$—	$—	$500

Total liabilities	$500	$—	$—	$500

The Company determines the fair value of the contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. As of December 31, 2013, the Company’s contingent consideration liability was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of Prime Management Limited (“Prime”) through September 30, 2014. The Company increased this contingent consideration liability to its current fair value of $0.9 million and recorded the adjustment of $0.4 million to other expense in the second quarter of 2014.

The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

7. Commitments and Contingencies

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

A hearing on the merits of the claims asserted in the UK Arbitration was conducted in London in July and August 2013 and is scheduled to be reconvened in September 2014.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. Since 2012, GlobeOp has been reimbursed for litigation costs under the applicable insurance policy.

In January 2014, GlobeOp, SS&C, the Millennium Managers and the plaintiff in the U.S. Class Action entered into a settlement agreement resolving all disputes and claims between and among the parties (including a separate mutual release between and among GlobeOp and SS&C, on the one hand, and the Millennium Managers on the other that covers claims asserted in the UK Arbitration). The settlement agreement was approved by the United States District Court for the Southern District of New York on July 7, 2014. Assuming no appeals are filed, the District Court order approving the settlement will become final on or about August 6, 2014 and the settlement would be consummated within ten business days thereafter. The settlement does not affect the claims, counterclaims and/or defenses as between GlobeOp and the Master Fund.

GlobeOp’s insurers have agreed to fund the entirety of the settlement amount contemplated to be contributed by GlobeOp.

The Company cannot predict the outcome of these matters. The Company believes that it has strong defenses and is vigorously contesting the UK Arbitration (as described above, the U.S. Class Action is the subject of a settlement agreement). The amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

8. Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,541,386
Effect of foreign currency translation	6,118

Balance at June 30, 2014	$1,547,504

9. Income Taxes

The effective tax rate was 30% and 27% for the three months ended June 30, 2014 and 2013, respectively, and the effective tax rate was 31% and 27% for the six months ended June 30, 2014 and 2013, respectively. The change for the three months ended June 30, 2014 was primarily due to a greater percentage of earnings being generated in domestic jurisdictions. The change for the six months ended June 30, 2014 was primarily due to the unfavorable impact of tax law changes enacted in New York during the first quarter of 2014.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Software-enabled services	77%	78%	78%	78%
Software licenses	5	4	4	3
Maintenance	14	14	14	15
Professional services	4	4	4	4

Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Revenues:
Software-enabled services	$145,547	$138,047	5%	$290,930	$273,786	6%
Software licenses	9,866	6,626	49	17,365	12,696	37
Maintenance	25,691	25,410	1	51,217	51,425	0
Professional services	7,618	7,374	3	15,020	12,768	18

Total revenues	$188,722	$177,457	6	$374,532	$350,675	7

Three Months Ended June 30, 2014 versus 2013. Our revenues increased primarily due to a continued increase in demand for our fund administration services from alternative investment managers, as well as revenues related to Prime Management Limited, or Prime, which we acquired in October 2013 and contributed $1.9 million for the period. Our software licenses revenues increased by $3.2 million primarily due to one significant license agreement signed during the period.

Six Months Ended June 30, 2014 versus 2013. Our revenues increased primarily due to a continued increase in demand for our fund administration services from alternative investment managers, as well as revenues related to Prime, which contributed $4.1 million in revenue for the period. Our software licenses revenues increased by $4.7 million primarily due to an overall increase in the average size of perpetual licenses sold and increased demand for our Institutional software products. Additionally, professional services revenues increased due to a rise in the number of product implementation projects in the first quarter of 2014. These increases were partially offset by the unfavorable impact from foreign currency translation of $1.2 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues:
Cost of software-enabled services	59%	58%	59%	59%
Cost of software licenses	8	20	10	21
Cost of maintenance	39	40	39	40
Cost of professional services	70	66	69	77
Total cost of revenues	54	55	54	55
Gross margin percentage	46	45	46	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Cost of revenues:
Cost of software-enabled services	$86,040	$80,245	7%	$171,731	$160,972	7%
Cost of software licenses	806	1,348	(40)	1,657	2,622	(37)
Cost of maintenance	10,077	10,283	(2)	20,008	20,803	(4)
Cost of professional services	5,310	4,885	9	10,336	9,805	5

Total cost of revenues	$102,233	$96,761	6	$203,732	$194,202	5

Three and Six Months Ended June 30, 2014 versus 2013. Our gross margins increased in 2014 primarily due to cost reduction synergies with respect to the businesses acquired since 2012. Our total cost of revenues increased in the first six months of 2014 primarily as a result of an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services for alternative investment managers, as well as our acquisition of Prime, which added $1.3 million and $2.6 million in costs, respectively, for the three and six months ended June 30, 2014.

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

The following table sets forth each of the following operating expenses as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Selling and marketing	7%	6%	7%	6%
Research and development	7	8	7	8
General and administrative	8	6	7	6
Total operating expenses	22	20	21	20

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Operating expenses:
Selling and marketing	$12,203	$10,563	16%	$24,101	$20,027	20%
Research and development	13,939	13,639	2	27,526	27,441	0
General and administrative	14,958	11,202	34	26,759	21,717	23

Total operating expenses	$41,100	$35,404	16	$78,386	$69,185	13

Three and Six Months Ended June 30, 2014 versus 2013. The increase in total operating expenses in 2014 was primarily due to an increase in selling and marketing expenses as we invested heavily in our sales force. Additionally, general and administrative expense increased primarily as a result of legal expenses related to an IP infringement lawsuit, which was settled during the period, and expenses associated with office consolidations.

Comparison of the Three and Six Months Ended June 30, 2014 and 2013 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $6.6 million and $13.7 million for the three and six months ended June 30, 2014, respectively, compared to $11.8 million and $24.3 million for the three and six months ended June 30, 2013, respectively. The decrease in interest expense in 2014 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2013 and 2014 repricings. These facilities are discussed further in “Liquidity and Capital Resources”.

Other expense, net. Other expense, net for the three months ended June 30, 2014 consists primarily of an increase to the contingent consideration liability for the Prime acquisition (See Note 6 to our condensed consolidated financial statements) and losses on the disposal of fixed assets, partially offset by foreign currency transaction gains. Other expense, net for the six months ended June 30, 2014 consists primarily of an increase to the contingent consideration liability for the Prime acquisition, losses on the disposal of fixed assets and net foreign currency transaction losses. Other income, net for the three and six months ended June 30, 2013 consists primarily of foreign currency transaction gains.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision for income taxes	11,516	9,759	24,309	17,967
Effective tax rate	30%	27%	31%	27%

Our effective tax rates for the three and six months ended June 30, 2014 and 2013 differ from the statutory rate primarily due to the effect of our foreign operations. The increase in our effective tax rate for the three-month period was primarily due to an increase in earnings from domestic operations relative to the increase in earnings from foreign operations. The increase in our effective tax rate for the six-month period was primarily due to a one-time charge of $2.5 million, which increased our effective tax rate by 3.2%, related to a change in the apportionment method caused by tax law changes enacted in New York during the first quarter of 2014. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 26.5%, 34.0% and 21.5%, respectively, in 2014. The consolidated expected effective tax rate for the year ended December 31, 2014 is forecasted to be between 28% and 30%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash at June 30, 2014 was $73.5 million, a decrease of $11.0 million from $84.5 million at December 31, 2013. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations.

Net cash provided by operating activities was $92.8 million for the six months ended June 30, 2014. Cash provided by operating activities was primarily due to net income of $53.7 million adjusted for non-cash items of $45.9 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $6.8 million. The changes in our working capital accounts were driven by decreases in accrued expenses and deferred revenue and increases in prepaid expenses and other assets, partially offset by a change in income taxes prepaid and payable, decreases in accounts receivable and increases in accounts payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2014. The decrease in deferred revenues was primarily due to the recognition of annual maintenance fees. The decrease in accounts receivable was primarily due to the decrease in days’ sales outstanding from 45 days at December 31, 2013 to 43 days at June 30, 2014.

Investing activities used net cash of $10.2 million for the six months ended June 30, 2014, primarily related to $9.5 million in cash paid for capital expenditures and $1.7 million in cash paid for capitalized software, partially offset by the release of $1.0 million in restricted cash previously held as collateral for a letter of credit.

Financing activities used net cash of $94.3 million for the six months ended June 30, 2014, representing $107.0 million in repayments of debt, $7.4 million in treasury stock repurchases and $0.5 million in fees paid for refinancing activities, partially offset by proceeds of $12.3 million from stock option exercises and realized income tax windfall benefits of $8.2 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2014, we held approximately $46.5 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At June 30, 2014, we held approximately $14.8 million in cash by subsidiaries of our foreign debt holder that will be used to facilitate debt servicing of our foreign debt holder. At June 30, 2014, we held approximately $21.9 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.7 million.

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

The term loans and the revolving credit facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the revolving credit facility. The term A loans and the revolving credit facility initially bore interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and then were subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.00 times, to 2.50% in the case of the LIBOR margin, and 1.50% in the case of the base rate margin. The term B loans initially bore interest at either LIBOR plus 4.00% or at base rate plus 3.00%, with LIBOR subject to a 1.00% floor.

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

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of June 30, 2014, there was $183.7 million in principal amount outstanding under the term A-2 facility, $445.3 million in principal amount outstanding under the term B-1 facility and $46.0 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of June 30, 2014, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of June 30, 2014, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013	2014
Net income	$27,245	$26,119	$53,693	$47,548	$124,040
Interest expense, net	6,569	11,784	13,667	24,289	30,657
Income taxes	11,516	9,759	24,309	17,967	33,634
Depreciation and amortization	24,896	24,990	49,832	49,742	99,870

EBITDA	70,226	72,652	141,501	139,546	288,201
Purchase accounting adjustments (1)	—	(24)	(27)	41	(120)
Unusual or non-recurring charges (2)	4,570	(1,976)	6,584	(2,532)	5,995
Acquired EBITDA and cost savings (3)	—	—	—	—	204
Stock-based compensation	2,795	1,929	5,770	4,035	10,121
Capital-based taxes	—	—	6	—	188
Other (4)	132	6	83	217	101

Consolidated EBITDA	$77,723	$72,587	$153,917	$141,307	$304,690

(1)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with facilities consolidations, acquisitions and the sale of fixed assets.
(3)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of June 30, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	4.75x	1.97x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. ASU 2013-11 is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard in the first quarter of 2014 did not have a material impact on our financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2014, we had total variable interest rate debt of $675.0 million. As of June 30, 2014, a 1% increase in interest rates would result in an increase in interest expense of approximately $3.8 million per year.

During the six months ended June 30, 2014, approximately 34% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2014. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved as set forth in Note 7 – Commitments and Contingencies of the Condensed Consolidated Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our repurchases of our common stock in the second quarter of 2014:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
April 1, 2014 – April 30, 2014	—	$—	—	$95,564,539
May 1, 2014 – May 31, 2014	88,400	$40.33	88,400	$91,999,121
June 1, 2014 – June 30, 2014	7,400	$44.40	7,400	$91,670,583

Total	95,800		95,800

(1)	Information is based on settlement dates of repurchase transactions.
(2)	Consists of shares of our common stock, par value $0.01 per share.
(3)	Includes commissions paid.
(4)	In October 31, 2013, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $100.0 million of our common stock from time to time commencing in October 2013 on the open market or in privately negotiated transactions. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased as of the end of such month and aggregate commissions paid in connection therewith.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: August 6, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	SS&C Technologies Holdings, Inc. 2014 Stock Option Plan (previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 001-34675), filed on April 16, 2014 and incorporated herein by reference)

10.2	SS&C Technologies Holdings, Inc. Executive Bonus Plan (previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 001-34675), filed on April 16, 2014 and incorporated herein by reference)

10.3	2014 Stock Option Plan Form of Stock Option Agreement

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.