Form 10-Q
period 2014-09-30
SS&C Technologies Holdings Inc
filed 2014-11-05
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 83,666,540 shares of the registrant’s common stock outstanding as of November 3, 2014.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$75,080	$84,470
Accounts receivable, net of allowance for doubtful accounts of $2,687 and $2,500, respectively	90,122	91,221
Prepaid expenses and other current assets	13,384	16,567
Prepaid income taxes	14,863	19,932
Deferred income taxes	3,925	6,526
Restricted cash	1,477	2,460

Total current assets	198,851	221,176
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	27,204	30,053
Equipment, furniture, and fixtures	75,406	65,977

	105,265	98,685
Less: accumulated depreciation	(51,758)	(46,988)

Net property, plant and equipment	53,507	51,697
Deferred income taxes	1,506	1,077
Goodwill	1,523,971	1,541,386
Intangible and other assets, net of accumulated amortization of $398,847 and $338,888, respectively	392,024	459,988

Total assets	$2,169,859	$2,275,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$21,641	$23,212
Accounts payable	9,606	8,368
Income taxes payable	—	2,169
Accrued employee compensation and benefits	35,036	44,664
Other accrued expenses	23,445	26,028
Deferred maintenance and other revenue	57,550	62,561

Total current liabilities	147,278	167,002
Long-term debt, net of current portion (Note 5)	579,910	751,295
Other long-term liabilities	18,617	14,913
Deferred income taxes	95,954	110,406

Total liabilities	841,759	1,043,616

Commitments and contingencies (Note 7)
Stockholders’ equity (Notes 2 and 3):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 100,000 shares authorized; 81,734 shares and 80,478 shares issued, respectively, and 80,948 shares and 79,967 shares outstanding, respectively, of which 19 and 25 are unvested, respectively	817	804
Additional paid-in capital	949,133	913,816
Accumulated other comprehensive income	8,140	30,374
Retained earnings	387,969	293,449

	1,346,086	1,238,470
Less: cost of common stock in treasury, 786 and 511 shares, respectively	(17,986)	(6,762)

Total stockholders’ equity	1,328,100	1,231,708

Total liabilities and stockholders’ equity	$2,169,859	$2,275,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software-enabled services	$149,285	$138,123	$440,215	$411,909
Software licenses	9,196	8,184	26,561	20,880
Maintenance	25,595	26,178	76,812	77,603
Professional services	8,522	7,020	23,542	19,788

Total revenues	192,598	179,505	567,130	530,180
Cost of revenues:
Software-enabled services	84,978	79,875	256,709	240,847
Software licenses	892	1,286	2,549	3,908
Maintenance	9,990	10,150	29,998	30,953
Professional services	5,523	4,884	15,859	14,689

Total cost of revenues	101,383	96,195	305,115	290,397

Gross profit	91,215	83,310	262,015	239,783
Operating expenses:
Selling and marketing	11,581	10,849	35,682	30,876
Research and development	13,935	13,117	41,461	40,558
General and administrative	11,336	11,480	38,095	33,197

Total operating expenses	36,852	35,446	115,238	104,631

Operating income	54,363	47,864	146,777	135,152
Interest expense, net	(6,071)	(9,036)	(19,738)	(33,325)
Other income (expense), net	1,532	(110)	787	2,406

Income before income taxes	49,824	38,718	127,826	104,233
Provision (benefit) for income taxes	8,997	(4,748)	33,306	13,219

Net income	$40,827	$43,466	$94,520	$91,014

Basic earnings per share	$0.49	$0.53	$1.14	$1.13

Basic weighted average number of common shares outstanding	83,532	81,784	83,127	80,779

Diluted earnings per share	$0.47	$0.51	$1.08	$1.07

Diluted weighted average number of common and common equivalent shares outstanding	87,392	86,068	87,125	85,126

Net income	$40,827	$43,466	$94,520	$91,014
Other comprehensive income:
Foreign currency exchange translation adjustment	(31,850)	21,807	(22,234)	(19,403)

Total comprehensive (loss) income	(31,850)	21,807	(22,234)	(19,403)

Comprehensive income	$8,977	$65,273	$72,286	$71,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities:
Net income	$94,520	$91,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,493	74,441
Amortization and write-offs of loan origination costs	4,397	4,408
Income tax benefit related to exercise of stock options	(10,735)	(11,796)
Deferred income taxes	(11,661)	(10,049)
Stock-based compensation expense	8,554	6,010
Provision for doubtful accounts	672	528
Loss on sale or disposition of property and equipment	672	316
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(395)	5,911
Prepaid expenses and other assets	(5,302)	(8,405)
Income taxes prepaid and payable	13,715	8,854
Accounts payable	636	5,189
Accrued expenses	(637)	(7,611)
Deferred maintenance and other revenue	(4,664)	(4,534)

Net cash provided by operating activities	164,265	154,276

Cash flow from investing activities:
Additions to property and equipment	(11,879)	(9,933)
Proceeds from sale of property and equipment	27	61
Additions to capitalized software	(2,688)	(1,570)
Net changes in restricted cash	983	—

Net cash used in investing activities	(13,557)	(11,442)

Cash flow from financing activities:
Repayments of debt	(174,000)	(177,000)
Income tax benefit related to exercise of stock options	10,735	11,796
Proceeds from exercise of stock options	16,070	22,360
Purchase of common stock for treasury	(11,223)	—
Payment of fees related to refinancing activities	(512)	(1,917)

Net cash used in financing activities	(158,930)	(144,761)

Effect of exchange rate changes on cash	(1,168)	(2,658)

Net decrease in cash	(9,390)	(4,585)
Cash, beginning of period	84,470	86,160

Cash, end of period	$75,080	$81,575

Supplemental disclosure of non-cash activities:
Excess tax benefit related to stock option exercises	$—	$10,279

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

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014 (the “2013 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2013, which were included in the 2013 Form 10-K. The December 31, 2013 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

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

2. Stock-based Compensation

For stock options and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Comprehensive Income Classification	2014	2013	2014	2013
Cost of software-enabled services	$924	$721	$2,932	$2,191
Cost of maintenance	61	66	218	204
Cost of professional services	108	81	324	252

Total cost of revenues	1,093	868	3,474	2,647
Selling and marketing	538	375	1,673	981
Research and development	279	215	862	681
General and administrative	874	517	2,545	1,701

Total operating expenses	1,691	1,107	5,080	3,363

Total stock-based compensation expense	$2,784	$1,975	$8,554	$6,010

A summary of stock option activity as of and for the nine months ended September 30, 2014 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2014	11,515,642
Granted	116,000
Cancelled/forfeited	(171,871)
Exercised	(1,255,159)

Outstanding at September 30, 2014	10,204,612

During the nine months ended September 30, 2014, the Company recorded $10.7 million of income tax benefits related to the exercise of stock options. These amounts were recorded entirely to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2013, the Company recorded $24.1 million of income tax benefits related to the exercise of stock options. Of this amount, $3.6 million was recorded to goodwill and $20.5 million was recorded to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. The Company realized $13.8 million of cash savings through September 30, 2013 related to these benefits, of which a proportional amount relating to the additional paid in capital was recognized as cash inflows from financing activities while the remainder was recognized as cash inflows from operations on its Condensed Consolidated Statements of Cash Flows.

3. Stock Repurchase Program

In October 2013, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2014, the Company repurchased 274,726 shares of common stock for approximately $11.2 million. As of September 30, 2014, the Company had repurchased a total of 298,626 shares of common stock for approximately $12.2 million. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	83,532	81,784	83,127	80,779
Weighted average common stock equivalents – options and restricted shares	3,860	4,284	3,998	4,347

Weighted average common and common equivalent shares outstanding	87,392	86,068	87,125	85,126

Options to purchase 1,721,503 and 94,587 shares were outstanding for the three months ended September 30, 2014 and 2013, respectively, and options to purchase 1,790,459 and 40,007 shares were outstanding for the nine months ended September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

5. Debt

At September 30, 2014 and December 31, 2013, debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit facility, weighted-average interest rate of 2.96% and 3.09%, respectively	$608,000	$782,000
Unamortized original issue discount	(6,449)	(7,493)

	601,551	774,507
Short-term borrowings and current portion of long-term debt	(21,641)	(23,212)

Long-term debt	$579,910	$751,295

Capitalized financing costs of $1.1 million were amortized to interest expense in each of the three-month periods ended September 30, 2014 and 2013. Capitalized financing costs of $3.3 million and $3.4 million were amortized to interest expense in the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company amortized to interest expense $0.3 million of the original issue discount in each of the three-month periods ended September 30, 2014 and 2013 and $1.1 million and $1.0 million of the original issue discount in the nine months ended September 30, 2014 and 2013, respectively. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheets.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $603.5 million and $783.6 million at September 30, 2014 and December 31, 2013, respectively. These fair values were computed based on comparable quoted market prices.

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at September 30, 2014	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$900	$—	$—	$900

Total liabilities	$900	$—	$—	$900

	Total Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$500	$—	$—	$500

Total liabilities	$500	$—	$—	$500

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

Hearings on the merits of the claims asserted in the UK Arbitration were conducted in London in July and August 2013 and September 2014.

GlobeOp has secured insurance coverage that provides reimbursement of various litigation costs up to pre-determined limits. Since 2012, GlobeOp has been reimbursed for litigation costs under the applicable insurance policy.

In January 2014, GlobeOp, SS&C, the Millennium Managers and the plaintiff in the U.S. Class Action entered into a settlement agreement resolving all disputes and claims between and among the parties (including a separate mutual release between and among GlobeOp and SS&C, on the one hand, and the Millennium Managers on the other that covers claims asserted in the UK Arbitration). The settlement agreement was approved by the United States District Court for the Southern District of New York on July 7, 2014 and consummated in August 2014. Accordingly, the U.S. Class Action matter has been dismissed with prejudice and is now concluded. GlobeOp’s insurers funded the entirety of the settlement amount contemplated to be contributed by GlobeOp. The resolution of the U.S. Class Action does not affect the claims, counterclaims and/or defenses as between GlobeOp and the Master Fund that have been asserted in the UK Arbitration.

The Company cannot predict the outcome of the UK Arbitration. The Company believes that it has strong defenses and is vigorously contesting the UK Arbitration (as described above, the U.S. Class Action has been concluded). The amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

8. Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,541,386
Effect of foreign currency translation	(17,415)

Balance at September 30, 2014	$1,523,971

9. Income Taxes

The effective tax rate was 18% and (12%) for the three months ended September 30, 2014 and 2013, respectively, and the effective tax rate was 26% and 13% for the nine months ended September 30, 2014 and 2013, respectively. The change for the three and nine months ended September 30, 2014 was due to various discrete adjustments recorded in the prior year, return to accrual adjustments and a greater proportion of earnings generated in domestic versus foreign tax jurisdictions in the current year.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software-enabled services	78%	77%	78%	78%
Software licenses	5	5	5	4
Maintenance	13	14	13	14
Professional services	4	4	4	4

Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Revenues:
Software-enabled services	$149,285	$138,123	8%	$440,215	$411,909	7%
Software licenses	9,196	8,184	12	26,561	20,880	27
Maintenance	25,595	26,178	(2)	76,812	77,603	(1)
Professional services	8,522	7,020	21	23,542	19,788	19

Total revenues	$192,598	$179,505	7	$567,130	$530,180	7

Three Months Ended September 30, 2014 versus 2013. Our revenues increased primarily due to a continued increase in demand for our fund administration services from alternative investment managers, as well as revenues related to Prime Management Limited, or Prime, which we acquired in October 2013 and contributed $1.9 million for the period. Additionally, our software licenses revenues increased primarily due to the impact of a significant perpetual license in the period, and our professional services revenues increased due to a rise in the number of product implementation projects in the period.

Nine Months Ended September 30, 2014 versus 2013. Our revenues increased primarily due to a continued increase in demand for our fund administration services from alternative investment managers, as well as revenues related to Prime, which contributed $6.0 million in revenue for the period. Our software licenses revenues increased primarily due to the impact of a significant perpetual license in the period and increased demand for our Institutional software products. Additionally, professional services revenues increased due to a rise in the number of product implementation projects in 2014. These increases were partially offset by the unfavorable impact from foreign currency translation of $1.3 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues:
Cost of software-enabled services	57%	58%	58%	58%
Cost of software licenses	10	16	10	19
Cost of maintenance	39	39	39	40
Cost of professional services	65	70	67	74
Total cost of revenues	53	54	54	55
Gross margin percentage	47	46	46	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Cost of revenues:
Cost of software-enabled services	$84,978	$79,875	6%	$256,709	$240,847	7%
Cost of software licenses	892	1,286	(31)	2,549	3,908	(35)
Cost of maintenance	9,990	10,150	(2)	29,998	30,953	(3)
Cost of professional services	5,523	4,884	13	15,859	14,689	8

Total cost of revenues	$101,383	$96,195	5	$305,115	$290,397	5

Three and Nine Months Ended September 30, 2014 versus 2013. Our gross margins increased in 2014 primarily due to cost reduction synergies with respect to the businesses acquired since 2012. Our total cost of revenues increased in the first nine months of 2014 primarily as a result of an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services for alternative investment managers, as well as our acquisition of Prime, which added $1.3 million and $3.9 million in costs, respectively, for the three and nine months ended September 30, 2014. The decrease in cost of software licenses and cost of maintenance was primarily due to a decrease in amortization expense.

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

The following table sets forth each of the following operating expenses as a percentage of our total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Selling and marketing	6%	6%	6%	6%
Research and development	7	7	7	8
General and administrative	6	7	7	6
Total operating expenses	19	20	20	20

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Operating expenses:
Selling and marketing	$11,581	$10,849	7%	$35,682	$30,876	16%
Research and development	13,935	13,117	6	41,461	40,558	2
General and administrative	11,336	11,480	(1)	38,095	33,197	15

Total operating expenses	$36,852	$35,446	4	$115,238	$104,631	10

Three Months Ended September 30, 2014 versus 2013. The increase in total operating expenses for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to increases in research and development expenses and selling and marketing expenses. Selling and marketing expenses increased as we expanded the size of our sales force.

Nine Months Ended September 30, 2014 versus 2013. The increase in total operating expenses for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due an increase in general and administrative expenses as a result of legal expenses related to an IP infringement lawsuit, which was settled during the second quarter of 2014, and expenses associated with office consolidations. Additionally, selling and marketing expenses increased as we expanded the size of our sales force.

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $6.1 million and $19.7 million for the three and nine months ended September 30, 2014, respectively, compared to $9.0 million and $33.3 million for the three and nine months ended September 30, 2013, respectively. The decrease in interest expense in 2014 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2013 and 2014 repricings. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. Other income, net for the three months ended September 30, 2014 consists primarily of foreign currency transaction gains. Other income, net for the nine months ended September 30, 2014 consists primarily of foreign currency transaction gains, partially offset by an increase to the contingent consideration liability for the Prime acquisition. Other expense, net for the three months ended September 30, 2013 consists primarily of foreign currency transaction losses while other income, net for the nine months ended September 30, 2013 consists primarily of foreign currency transaction gains.

Provision (benefit) for Income Taxes. The following table sets forth the provision (benefit) for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision for income taxes	8,997	(4,748)	33,306	13,219
Effective tax rate	18%	(12%)	26%	13%

Our effective tax rates for the three and nine months ended September 30, 2014 and 2013 differ from the statutory rate primarily due to the effect of our foreign operations. The increase in our effective tax rate for both periods was primarily due to certain benefits recorded in 2013 related to the release of an uncertain income tax position, an enacted rate change in the United Kingdom and return to accrual adjustments. Additionally in the current year, we generated a greater proportion of earnings in domestic versus foreign tax jurisdictions. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 26.5%, 34.0% and 21.5%, respectively, in 2014. The consolidated expected effective tax rate for the year ended December 31, 2014 is forecasted to be between 26% and 27%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash at September 30, 2014 was $75.1 million, a decrease of $9.4 million from $84.5 million at December 31, 2013. The decrease in cash is due primarily to cash used for repayments of debt and capital expenditures, partially offset by cash provided by operations.

Net cash provided by operating activities was $164.3 million for the nine months ended September 30, 2014. Cash provided by operating activities was primarily due to net income of $94.5 million adjusted for non-cash items of $66.4 million and changes in our working capital accounts (excluding the effect of acquisitions) totaling $3.4 million. The changes in our working capital accounts were driven by a change in income taxes prepaid and payable and increases in accounts payable, partially offset by increases in prepaid expenses and other assets and accounts receivable and decreases in deferred revenue and accrued expenses. The decrease in deferred revenues was primarily due to the recognition of annual maintenance fees. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2014. The increase in accounts receivable was primarily due to an increase in revenues, partially offset by the improvement in days’ sales outstanding from 45 days at December 31, 2013 to 42 days at September 30, 2014.

Investing activities used net cash of $13.6 million for the nine months ended September 30, 2014, primarily related to $11.9 million in cash paid for capital expenditures and $2.7 million in cash paid for capitalized software, partially offset by the release of $1.0 million in restricted cash previously held as collateral for a letter of credit.

Financing activities used net cash of $158.9 million for the nine months ended September 30, 2014, representing $174.0 million in repayments of debt, $11.2 million in treasury stock repurchases and $0.5 million in fees paid for refinancing activities, partially offset by proceeds of $16.1 million from stock option exercises and realized income tax windfall benefits of $10.7 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2014, we held approximately $52.0 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At September 30, 2014, we held approximately $22.0 million in cash by subsidiaries of our foreign debt holder that will be used to facilitate debt servicing of our foreign debt holder. At September 30, 2014, we held approximately $23.1 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.9 million.

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

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of September 30, 2014, there was $162.6 million in principal amount outstanding under the term A-2 facility, $403.6 million in principal amount outstanding under the term B-1 facility and $41.8 million in principal amount outstanding under the term B-2 facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of September 30, 2014, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of September 30, 2014, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended September 30,		Nine months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014
Net income	$40,827	$43,466	$94,520	$91,014	$121,401
Interest expense, net	6,071	9,036	19,738	33,325	27,692
Income taxes	8,997	(4,748)	33,306	13,219	47,379
Depreciation and amortization	24,661	24,699	74,493	74,441	99,832

EBITDA	80,556	72,453	222,057	211,999	296,304
Purchase accounting adjustments (1)	—	(47)	(27)	(6)	(73)
Unusual or non-recurring charges (2)	(1,353)	217	5,231	(2,315)	4,425
Stock-based compensation	2,784	1,975	8,554	6,010	10,930
Capital-based taxes	—	—	6	—	188
Other (3)	118	(38)	201	179	257

Consolidated EBITDA	$82,105	$74,560	$236,022	$215,867	$312,031

(1)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with facilities consolidations, acquisitions and the sale of fixed assets.
(3)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of September 30, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	4.75x	1.71x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our financial position, results of operations or cash flows.

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

At September 30, 2014, we had total variable interest rate debt of $608.0 million. As of September 30, 2014, a 1% increase in interest rates would result in an increase in interest expense of approximately $3.4 million per year.

During the nine months ended September 30, 2014, approximately 33% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the nine months ended September 30, 2014. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved as set forth in Note 7 – Commitments and Contingencies of the Condensed Consolidated Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our common stock repurchases in the third quarter of 2014:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
July 1, 2014 – July 31, 2014	—	$—	—	$91,670,583
August 1, 2014 – August 31, 2014	49,700	$43.17	49,700	$89,524,983
September 1, 2014 – September 30, 2014	39,000	$43.36	39,000	$87,834,080

Total	88,700		88,700

(1)	Information is based on settlement dates of repurchase transactions.
(2)	Consists of shares of our common stock, par value $0.01 per share.
(3)	Includes commissions paid.
(4)	On October 31, 2013, we announced that our Board of Directors approved a one-year stock repurchase program for up to $100.0 million of our common stock from time to time commencing in October 2013 on the open market or in privately negotiated transactions. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased as of the end of such month and aggregate commissions paid in connection therewith.

ITEM 6.	EXHIBITS

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

Date: November 5, 2014

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.