Form 10-K
period 2014-12-31
SS&C Technologies Holdings Inc
filed 2015-02-26
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates was $3,135,620,699 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 84,282,692 shares of the registrant’s common stock outstanding as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

The following are our registered trademarks and/or service marks in the United States and/or in other countries: ADVISORWARE, BENEFIX, DBC, FIXLINK, FUNDRUNNER, GLOBEOP, GORISK, HIPORTFOLIO, MARGINMAN, MAXIMIS, PACER, PAGES, PORTIA, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, TRADEWARE, TRADEWARE GLOBAL, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 7,000 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand software that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on-premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

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

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 91% of total revenues in the year ended December 31, 2014. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $767.9 million for the year ended December 31, 2014 as compared to revenues of $712.7 million for the year ended December 31, 2013. In 2014, we generated 75% of our revenues from clients in

North America and 25% from clients outside North America. Our revenues are highly diversified, with our largest client in 2014 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements and Note 14 to our consolidated financial statements.

Our industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. We believe that financial services providers will increasingly turn to information technology, or IT, solutions as a result of economic challenges and heightened regulatory requirements. Financial service firms are in a search for more risk-averse business strategies and simplified regulatory compliance. As a result, we believe the financial services industry will continue to increase its investments in IT solutions in 2015.

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

Increasing Regulatory Requirements and Investor Demand for Transparency. Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States. Several high-profile scandals have also led to increased investor demand for transparency. The financial services industry must meet these complicated and burdensome requirements, and many financial service firms have struggled to do so. In addition, as the financial services industry continues to grow in complexity, we anticipate regulatory oversight will continue to impose new demands on financial services providers, as hedge funds are experiencing similar regulatory pressures. In addition, financial services providers continue to face increasing regulatory oversight from domestic organizations such as the Financial Industry Regulatory Authority, U.S. Treasury Department, Securities and Exchange Commission, New York Stock Exchange, National Association of Insurance Commissioners and U.S. Department of Labor as well as foreign regulatory bodies such as the Office of Supervision of Financial Institutions in Ottawa, Canada, Financial Services Association in London, England and Ministry of Finance in Tokyo, Japan.

Increasing Willingness to Implement Solutions from Independent Software Vendors and Outsource IT Operations. Historically, financial services providers have relied in large part on their internal IT departments to supply the systems required to manage, analyze and control vast amounts of data. Alternatively, rather than internally developing applications that automate business processes, more financial services providers are implementing advanced software solutions from independent software vendors to replace their current systems, which are often cumbersome, time-consuming to operate and expensive to implement, customize, update and support. Additionally, financial services providers globally are outsourcing a growing percentage of their business processes to benefit from best-in-class process execution, focus on core operations, quickly expand into new markets, reduce costs, streamline organizations, handle increased transaction volumes and ensure system redundancy. We believe that one of the key challenges faced by investment management industry participants is how to expand their use of third-party service providers to address the increasing complexity of new products and the growing investor and regulatory information demands. For example, many alternative investment firms lack the substantial in-house IT resources necessary to establish and manage the complex IT infrastructures their investment professionals require. These firms increasingly seek end-to-end solutions to outsource their operations from the front-office through the back-office.

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

Independent Fund Administration Services. The third-party service providers that participate in the alternative investment market include fund managers, auditors, fund administrators, attorneys, custodians and prime brokers. Each provider performs a valuable function with the intention of providing transparency of the fund’s assets and the valuation of those assets. Conflicts of interest may arise when the above parties attempt to provide more than one of these services. The industry is increasingly recognizing these conflicts and, as a result, seeking independent fund administrators such as SS&C.

Scalable Software and Software-Enabled Services. We have designed our software and software-enabled services to accommodate significant additional business volumes with limited incremental costs. The ability to generate additional revenues from increased volumes without incurring substantial incremental costs provides us with opportunities to improve our operating margins.

Deep Domain Knowledge and Extensive Industry Experience. As of December 31, 2014, we had 4,226 development, service and support professionals with significant expertise across the industries that we serve and a deep working knowledge of our clients’ businesses. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements.

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

Our growth strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services, Cloud-Based Software and Mobility. Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $406.5 million for the year ended December 31, 2012 to $592.5 million for the year ended December 31, 2014, representing a compound annual growth rate of 20.7%.

Expand Our Client Base. Our client base of more than 7,000 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain.

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

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies. We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 40 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence. We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2014, we generated 25% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

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

Since 1995, we have acquired 40 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Notes 12 and 16 to our consolidated financial statements, including our agreement to acquire Advent Software, Inc., or Advent. The following table provides a list of the most substantial acquisitions we have made since 1995:

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
October 2005	Open Information Systems	$24,000,000	Entered money market, custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500,000	Expanded electronic trading offering in broker/dealer market
December 2010	TimeShareWare	$30,500,000	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170,000,000	Added portfolio management software and outsourcing services for institutional managers

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
June 2012	GlobeOp Financial Services S.A.	$834,400,000	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95,000,000	Added investment management software and services

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

AdvisorWare. AdvisorWare software supports hedge funds, funds-of-funds and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax, partnership and allocation reporting requirements. It delivers comprehensive multicurrency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.

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

HiPortfolio. HiPortfolio® is an investment accounting and asset servicing solution. It provides full life cycle processing including comprehensive investment and fund accounting capabilities, flexible transaction processing from order capture to post-trade activity, and proven support for middle- and back-office operations.

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

PORTIA. PORTIA is a comprehensive middle-to-back-office software solution designed to streamline the operations of global investment managers. PORTIA’s functionality supports a broad range of global asset types, fixed income analytics & analysis, multi-currency transaction processing, corporate actions and presentation-quality reporting implemented with flexible deployment options. Built on an open architecture, PORTIA enables real-time integration with other systems, applications, data providers and counterparties to run operations more efficiently and effectively.

Recon. Recon is a transaction, position and cash reconciliation system that streamlines reconciliation by identifying exceptions and providing effective workflow tools to resolve issues faster, thereby reducing operational risk. Recon automatically reconciles transactions, holdings and cash from multiple sources.

SS&C Anova. SS&C Anova acts as a central data hub, consolidating and aggregating critical holding, position and transaction data in near real time. Its robust performance and attribution engine provides a detailed breakdown of the sources of risk and return from portfolio holdings, enabling clients to understand and react to their portfolio performance.

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

Trading/treasury operations

Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing systems deliver comprehensive processing for global treasury and derivative operations. Solutions are available to clients either through a license or as a software-enabled service. Some of our trading and treasury operations products include:

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

GoRisk. A cross-asset and cross strategy application, GoRisk allows portfolio and risk managers to monitor risk analytics across their trading strategies. GoRisk provides key risk analytics across funds-of-funds and managed account platforms.

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

SS&C GlobeOp. We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C GlobeOp offers fund manager services, transfer agency services, funds-of-funds services, tax processing, compliance services and accounting processing. SS&C GlobeOp supports all fund types and investment strategies. Market segments served include hedge funds, funds-of-funds and private equity firms.

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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2014, revenues from professional services represented 4% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the SS&C Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services eBriefings, which are industry-specific newsletters available for key geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, Zoologic Learning Academy, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 7,000 clients globally in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2014, our top 10 clients represented approximately 17% of revenues, with no single client accounting for more than 5% of revenues.

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

Some of the benefits of our Internet-based marketing strategy include lower marketing costs, more direct contacts with actual and potential clients, increased marketing leads, distribution of more up-to-date marketing information and an improved ability to measure marketing initiatives.

The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

Product development and engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2012, 2013 and 2014, our research and development expenses were $45.8 million, $53.9 million and $57.3 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments: In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, the first consisting of independent specialized administration providers, which are generally smaller than us, and the second including prime brokerage and other firms offering fund administration services. Major competitors in this market include CITCO Group and State Street Bank. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

Asset Management: In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as SunGard, BNY Mellon Financial (Eagle Investment Systems) and Advent, to smaller providers of specialized applications and technologies such as StatPro, Charles River Development and others. We also compete with internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment. Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients.

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

Employees

As of December 31, 2014, we had 4,674 full-time employees, consisting of:

•	690 employees in research and development;

•	3,351 employees in consulting and services;

•	182 employees in sales and marketing;

•	185 employees in client support; and

•	266 employees in finance and administration.

As of December 31, 2014, 2,754 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

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

In recent years, the global economy has experienced a significant recession, severe disruptions in the credit markets, increased uncertainty about economic, political and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates, all of which have had at times a material and adverse effect on the financial markets and the activity levels of our clients. While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and the economy could slip back into an even more significant recession. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business and financial statements, and the liquidity and financial condition of our clients.

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

As a result of our acquisition of GlobeOp Financial Services S.A., or GlobeOp, in May 2012, a higher percentage of our clients are hedge funds or funds of hedge funds. These clients and our business relating to them are affected by trends, developments and risks associated with the global hedge fund industry. The market environment for hedge funds involves risk and has suffered significant turmoil in recent years, including as a result of substantial changes in global economies, stock market declines, credit crises, failures of financial institutions, government bail-out plans and new regulatory initiatives. Even in the absence of such disruptions to the global economy, the global hedge fund industry is subject to fluctuations in assets under management that are impossible to predict or anticipate. These risks could significantly and adversely affect some or all of our clients, which could adversely affect our business and financial statements. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund clients trade, which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

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

A war, terrorist attack, natural disaster, pandemic or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business and financial statements.

Our software-enabled services may be subject to disruptions or failures that could adversely affect our reputation and our business.

Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include information technology attacks or failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats have become prevalent in our industry as well as for many firms that process information. Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, information security breaches or employee or contractor error or malfeasance and other electronic security breaches that could lead to disruptions in systems, unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information and corruption of data. In the last few years there have been many successful advanced pervasive threats that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks, including denial-of-service attacks, and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, there is no guarantee that our systems and procedures are adequate to protect against all security breaches.

If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business and financial statements.

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

As a service provider, we have been, and may in the future be, subject to claims and lawsuits from investors, regulators, liquidators, other third parties and our clients, some of which pursue high-risk investment strategies and all of which are subject to substantial market risk, in the event that the underlying fund suffers investment losses, becomes insolvent, files for bankruptcy or otherwise becomes defunct. Even if we are not ultimately found to be liable, defending such claims or lawsuits could be time-consuming, divert management resources, harm our reputation and cause us to incur significant expenses. These claims or lawsuits could have an adverse effect on our business and financial statements.

As discussed under “Legal Proceedings” in Item I, Part 3 of this Form 10-K, we are a party to a U.K. arbitration relating to valuation agent services performed by GlobeOp for certain Millennium funds. We are vigorously contesting the ongoing UK Arbitration. However, litigation is subject to inherent uncertainty and this matter could ultimately be decided against GlobeOp. We could be required to pay substantial damages, which could have a material adverse effect on our business and financial statements. In addition, because this is an arbitration proceeding, it could result in a less predictable outcome than court litigation and is not subject to appeal, except for fundamental procedural defects. We have incurred, and during the pendency of these actions, will continue to incur significant costs and, until resolved, these matters will continue to divert the attention of our management and other resources that would otherwise be engaged in other business activities.

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

The European Union’s Alternative Investment Fund Managers Directive (AIFMD) and the United States’ Dodd-Frank Wall Street Reform and Consumer Protection Act, among other initiatives, pose significant changes to the regulatory environment in which we and our clients operate. The impact of these regulatory changes remains uncertain. If we fail to comply with any applicable laws, rules or regulations, we may be subject to censure, fines or other sanctions, including revocation of our licenses and/or registrations with various regulatory agencies, criminal penalties and civil lawsuits.

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

For the years ended December 31, 2012, 2013 and 2014, international revenues accounted for 35%, 35% and 33%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the United States. Our international business is subject to a variety of risks, including:

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

A material weakness in our internal controls could have a material adverse effect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot do so, our reputation and operating results could be harmed. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our stock price could be negatively impacted and we could be subject to, among other things, regulatory or enforcement actions by the SEC, which could have a material adverse effect on our business and financial statements.

Risks Relating to Our Indebtedness

Our substantial and increasing indebtedness could adversely affect our financial health and operations.

We currently have a substantial amount of indebtedness. Borrowings under our current senior credit facility totaled approximately $645.0 million as of December 31, 2014. To fund our acquisition of Advent Software, Inc., or Advent, and to refinance our existing indebtedness and Advent’s existing indebtedness, we expect to incur substantial indebtedness under a senior secured credit facility and senior unsecured notes. This indebtedness could have adverse consequences. For example, it may:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, change in our business and the industry in which we operate;

•	restrict our ability to make certain distributions with respect to our capital stock due to restricted payment and other financial covenants in our credit facilities and other financing agreements;

•	expose us to the risk of increased interest rates as borrowings under our senior credit facility are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the agreement governing our current senior credit facility contains, and the agreement governing our new senior credit facility will contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

We are currently obligated to make periodic interest payments on our senior debt of approximately $18.9 million annually. In connection with the Advent acquisition, we expect debt interest payments to substantially increase. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If our business fails to generate sufficient cash flow from operations and future borrowings are not available to us, we may not be able to pay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures. We may not be able to effect such actions, if necessary, on commercially reasonable terms or at all.

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.

The agreements governing our indebtedness will limit our ability, among other things, to:

•	incur additional indebtedness;

•	make certain investments;

•	sell assets, including capital stock of certain subsidiaries;

•	declare or pay dividends, repurchase or redeem stock or make other distributions to stockholders;

•	consolidate, merge, liquidate or dissolve;

•	enter into transactions with our affiliates; and

•	incur liens.

In addition, the agreement governing our senior credit facility also requires us, and the agreement governing our new senior credit facility will continue to require us, to maintain compliance with specified leverage ratios. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.

Our inability to comply with any of these provisions could result in a default under one or more of the agreements governing our indebtedness. If such a default occurs under one such agreement, the creditors under another debt agreement may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. In addition, the lenders under our senior credit facility would have the right to terminate any commitments they have to provide further borrowings.

If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facility also have the right to proceed against the collateral, including our available cash and substantially all of our domestic assets and the assets of our domestic subsidiaries, granted to them to secure the indebtedness under that facility. If the indebtedness under our senior credit facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Risks Related to Our Pending Acquisition of Advent Software, Inc.

The anticipated benefits of our pending acquisition of Advent may not be realized or those benefits may take longer to realize than expected.

The success of our pending acquisition of Advent will depend, to a large extent, on our ability to realize the anticipated benefits and cost savings derived from this transaction and our ability to integrate the two organizations and businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Advent and we will devote significant management attention and resources prior to closing to prepare for integrating, and we will devote significant management attention and resources post-closing to integrate the business practices and operations of both organizations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits.

In addition, we continue to evaluate our estimates of synergies to be realized from the acquisition, so our actual cost-savings could differ materially from our current estimates. We cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all.

A failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the post-acquisition company and could adversely affect its results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth;

•	difficulties in the integration of operations, software and technology systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses and unanticipated competitive responses associated with our pending acquisition of Advent; and

•	coordinating a more geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the post-acquisition company. In addition, even if our operations are integrated successfully with Advent, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with Advent. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our financial condition, results of operations and cash flows. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock.

We will incur costs as a result of our pending acquisition of Advent.

We will incur substantial expenses in connection with our pending acquisition of Advent and over a period of time following the completion of the acquisition. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Failure to consummate the Advent acquisition or termination of the acquisition agreement could negatively affect us.

Our business may be adversely impacted if we cannot pursue opportunities that might benefit us because our management is focused on our pending acquisition of Advent. We will not realize any of the anticipated benefits of our pending acquisition of Advent until it is completed. Our pending acquisition of Advent many not close for various reasons, including our inability to obtain regulatory approvals, satisfy closing condition, or because Advent terminates the acquisition agreement in favor of another potential acquirer. In the event that we are unable to consummate the pending acquisition of Advent, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that our pending acquisition will be completed.

We and Advent must obtain required approvals and consents to consummate the pending acquisition, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of the transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.

Our pending acquisition of Advent is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals by Advent shareholders and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The governmental authorities whose approval we need generally have broad discretion in making their decisions. We can provide no assurance that required approvals and consents will be obtained in a timely manner or at all. Further, no assurance can be given that the required Advent shareholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances.

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

Shares of our common stock were sold in our initial public offering, or IPO, at a price of $15.00 per share on March 31, 2010, and in the five intervening years our common stock has traded as high as $64.99 and as low as $13.27. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 23, 2015, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 19.9% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate four members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in twenty-four other locations in the United States and have offices in Europe, Asia, Australia and Africa. We lease all of our facilities and offices except for our offices in Yorktown, New York, and Harrison, New York, which we own. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against the Company’s subsidiary, GlobeOp Financial Services S.A. (“GlobeOp”), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd. (the “Millennium Funds”). These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York (the “U.S. Class Action”) on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom (the “UK Arbitration”) on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively (together, the “Millennium Managers”), which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd. (the “Master Fund”) against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

Hearings in the UK Arbitration were conducted in London in July and August 2013, September 2014 and December 2014.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol “SSNC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High	Low
2014
Fourth quarter	$59.76	$41.67
Third quarter	$46.58	$41.51
Second quarter	$46.22	$35.47
First quarter	$46.61	$37.17

	High	Low
2013
Fourth quarter	$44.26	$34.67
Third quarter	$39.94	$32.51
Second quarter	$34.44	$27.54
First quarter	$30.24	$22.22

On February 23, 2015, the closing price reported on The NASDAQ Global Select Market of our common stock was $62.00 per share. As of February 23, 2015, we had approximately 19 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock. As of February 23, 2015, William C. Stone, our Chairman and Chief Executive Officer, was the only holder of record of our Class A non-voting common stock. Each share of Class A non-voting common stock automatically converts into one share of our common stock upon (i) the expiration, with respect to a holder of Class A non-voting common stock, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, such that such holder could acquire shares of common stock issuable upon conversion of such holder’s shares of Class A non-voting common stock in compliance with the HSR Act, (ii) any other event, the occurrence of which results in the ability of a holder of Class A non-voting Common Stock to acquire the shares of common stock issuable upon conversion of the Class A non-voting common stock pursuant in compliance with the HSR Act or (iii) the sale of such share of Class A non-voting common stock to a person or entity (x) that would not be required to make a filing under the HSR Act to acquire an equal number of shares of common stock or (y) for which the waiting period under the HSR Act applicable to such person acquiring an equal number of shares of common stock has expired.

In November 2014, our Board of Directors declared its first quarterly cash dividend of $0.125 per share of common stock, which was paid in December 2014. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreement governing our senior credit facility, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries, because our debt instruments directly or indirectly impose certain limitations on our subsidiaries’ ability to pay dividends or make loans to us. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, current and anticipated cash needs, plans for expansion, and other factors our Board of Directors may deem relevant.

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

The following graph shows a comparison from March 31, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2014 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index

And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 3/31/2010. Return calculations of indices assume the reinvestment of dividends.

	3/31/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
SS&C Technologies Holdings, Inc.	100	136	120	153	294	389
NASDAQ Composite-Total Returns	100	112	111	130	182	209
NASDAQ Computer & Data Processing Index	100	113	110	125	180	192

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	2014(5)	2013(4)	2012(3)	2011(2)	2010(1)
	(In thousands, except per share data)
STATEMENT OF COMPREHENSIVE INCOME
Revenues	$767,861	$712,702	$551,842	$370,828	$328,905
Operating income	200,372	182,968	123,216	93,777	79,840
Net income	131,127	117,895	45,820	51,021	32,413
Earnings per share
Basic	$1.57	$1.45	$0.59	$0.67	$0.47
Diluted	$1.50	$1.38	$0.55	$0.63	$0.44
Weighted average shares outstanding
Basic	83,314	81,195	78,321	76,482	69,027
Diluted	87,331	85,616	82,888	80,709	73,079
Cash dividends declared per share	$0.125	—	—	—	—
BALANCE SHEET
Total assets	$2,285,322	$2,275,324	$2,362,905	$1,207,608	$1,275,726
Total long-term debt, including current portion	638,905	774,507	1,012,138	100,000	290,794
Stockholders’ equity	1,346,670	1,231,708	1,075,503	980,103	857,183

(1)	On February 3, 2010, we acquired the assets and business associated with Geller & Company LLC’s Geller Investment Partnership Services division. On October 1, 2010, we acquired all of the outstanding stock of thinkorswim Technologies, Inc. On December 6, 2010, we acquired the all of the outstanding stock of PC Consulting d/b/a TimeShareWare.
(2)	On March 10, 2011, we acquired all of the outstanding stock of BenefitsXML, Inc. On September 8, 2011, we acquired all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited, a division of BDO.
(3)	On May 9, 2012, we acquired the assets and business associated with Thomson Reuter’s PORTIA Business. In the second quarter of 2012, we acquired of all of the outstanding stock of GlobeOp Financial Services, S.A. On September 27, 2012, we acquired the assets and business of Gravity Financial. See Note 12 to our consolidated financial statements.
(4)	On October 1, 2013, we acquired all of the outstanding stock of Prime Management Limited. See Note 12 to our consolidated financial statements.
(5)	On November 30, 2014, we acquired all of the outstanding stock of DST Global Solutions Ltd. and the assets and business of DST Global Solutions LLC, together DSTGS, subsidiaries of DST Systems, Inc. See Note 12 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 7,000 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Since 2012, through a combination of strategic acquisitions and internal development of new products and services, we have expanded our presence in current markets and entered new markets, increased our contractually recurring revenues, more than doubled our operating income and expanded our reach in the financial services market. Our acquisitions since 2012 have expanded our offerings for alternative investment managers and added to our portfolio management systems. Our acquisitions of GlobeOp Financial Services, S.A., or GlobeOp, and Thomson Reuters’ PORTIA Business, or the PORTIA Business, in 2012 significantly expanded our geographic footprint, most notably in Europe and Asia, and client base and added broader employee expertise.

Our contractually recurring revenues, which we define as our maintenance revenues and software-enabled services revenues, were $698.1 million in 2014, compared to $656.0 million and $500.2 million in 2013 and 2012, respectively. In 2014, contractually recurring revenues represented 90.9% of total revenues, compared to 92.0% and 90.6% in 2013 and 2012, respectively. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $253.1 million in 2014, compared to $246.0 million and $191.4 million in 2013 and 2012, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2012, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanded our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of maintenance clients. Our software-enabled services revenues increased from $406.5 million in 2012 to $592.5 million in 2014. Our maintenance revenues increased from $93.8 million in 2012 to $105.6 million in 2014. Maintenance customer retention rates have continued to be in excess of 90% for our core enterprise products, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have served to improve gross margins. Although our acquisitions of GlobeOp and the PORTIA Business in 2012 added a significant amount of amortization expense related to intangible assets, which initially caused a decrease in our gross margins, our gross margins have increased from 45.7% in 2012 to 46.5% in 2014.

In connection with the acquisitions of GlobeOp and the PORTIA Business in the second quarter of 2012, we entered into a new credit agreement, which is described in “Liquidity and Capital Resources”, to fund a portion of the purchase prices and refinance amounts outstanding under our prior senior credit facility.

We generated $252.5 million in cash from operating activities in 2014, compared to $208.3 million and $134.4 million in 2013 and 2012, respectively. In 2014, we used our operating cash flow, $75.0 million in proceeds received from our revolving credit facility and existing cash to repay $212.0 million of debt, acquire DST Global Solutions Ltd. and DST Global Solutions LLC, together DSTGS, subsidiaries of DST Systems, Inc., invest in capital expenditures in our business and buy back $11.2 million in shares of common stock for treasury and pay $10.5 million in dividends.

In February 2015, we entered into a definitive agreement with Advent Software, Inc., or Advent, wherein SS&C will acquire Advent for an enterprise value of approximately $2.7 billion in cash, equating to $44.25 per share plus assumption of debt. The closing, which is expected to occur in the second quarter of 2015, remains subject to Advent stockholder approval, clearances by relevant regulatory authorities and satisfaction of customary closing conditions (as discussed in Liquidity and Capital Resources and Note 16 to our consolidated financial statements).

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2012, we have spent approximately $1,058 million to acquire six businesses in the financial services industry, using a combination of cash and debt financing (as discussed in Notes 6 and 12 to our consolidated financial statements).

The following table lists the businesses we have acquired since January 1, 2012:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
DST Global Solutions	November 2014	Added investment management software and services
Prime Management Limited	October 2013	Expanded fund administration services in the insurance linked securities market
Hedgemetrix LLC	October 2012	Expanded fund administration services in southwest USA
Gravity	September 2012	Expanded fund administration services in northeast USA
GlobeOp	June 2012	Expanded fund administration services in hedge fund and other asset management sectors
The PORTIA Business	May 2012	Added portfolio management software and outsourcing services for institutional managers

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Software-enabled services	77%	78%	74%
Software licenses	5	4	4
Maintenance	14	14	17
Professional services	4	4	5

Total revenues	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2014	2013	2012	2014	2013
Revenues:
Software-enabled services	$592,528	$552,565	$406,477	7%	36%
Software licenses	36,339	28,687	22,466	27	28
Maintenance	105,598	103,409	93,760	2	10
Professional services	33,396	28,041	29,139	19	(4)

Total revenues	$767,861	$712,702	$551,842	8	29

Fiscal 2014 versus Fiscal 2013. Our revenues increased in 2014 as compared to 2013 primarily due to a continued increase in demand for our fund administration services from alternative investment managers as well as revenues related to our acquisitions of DSTGS and Prime, for which revenues increased $13.8 million. These increases were partially offset by the unfavorable impact from foreign currency translation of $3.2 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our software licenses revenues increased primarily due to the impact of a significant perpetual license in the period and increased demand for our Institutional software products. Additionally, professional services revenues increased due to a rise in the number of product implementation projects in 2014.

Fiscal 2013 versus Fiscal 2012. Our revenues increased in 2013 as compared to 2012 primarily due to revenues related to our 2012 acquisitions of GlobeOp and the PORTIA Business, for which revenues increased $119.2 million, reflecting a full year of activity, as well as a continued increase in demand for our hedge fund and private equity services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $2.0 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our software licenses revenues increased due to increased demand for our PORTIA, CAMRA, and Pages software products. Additionally, revenues associated with term licenses increased. Maintenance revenues experienced a substantial increase due to revenues related to the PORTIA Business, which contributed $9.6 million in 2013, reflecting a full year of activity.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Cost of revenues:
Cost of software-enabled services	58%	58%	58%
Cost of software licenses	10	18	28
Cost of maintenance	39	40	43
Cost of professional services	69	70	65
Total cost of revenues	53	55	54
Gross margin percentage	47	45	46

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2014	2013	2012	2014	2013
Cost of revenues:
Cost of software-enabled services	$342,625	$322,719	$234,214	6%	38%
Cost of software licenses	3,701	5,302	6,336	(30)	(16)
Cost of maintenance	41,254	41,046	40,394	1	2
Cost of professional services	23,151	19,733	18,973	17	4

Total cost of revenues	$410,731	$388,800	$299,917	6	30

Fiscal 2014 versus Fiscal 2013. Our gross margins increased in 2014 primarily due to cost reduction synergies with respect to the businesses acquired since 2012. Our total cost of revenues increased in 2014 primarily as a result of an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services for alternative investment managers, as well as a result of costs associated with acquired businesses. The decrease in cost of software licenses was primarily due to a decrease in amortization expense due to the accelerated amortization methods utilized for our intangible assets.

Fiscal 2013 versus Fiscal 2012. Our gross margin decreased slightly in 2013 primarily due to an increase in amortization expense related to intangible assets acquired in the acquisitions of GlobeOp and the PORTIA Business, partially offset by cost reduction synergies with respect to the acquired businesses. Our total cost of revenues increased in 2013 primarily due to our acquisitions of GlobeOp and the PORTIA Business. These increases were partially offset by a decrease in costs of $3.0 million related to the favorable effect of foreign currency translation resulting from the strength of the U.S. dollar relative to currencies such as the Indian rupee and the Canadian dollar. Additionally, cost of software-enabled services revenues increased to support the increased demand for our hedge fund and private equity services from alternative investment managers.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Selling and marketing	6%	6%	6%
Research and development	7	8	8
General and administrative	7	6	6
Transaction costs	—	—	3
Total operating expenses	20	20	23

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

				Percent Change from Prior
	Year Ended December 31,			Period
	2014	2013	2012	2014	2013
Operating expenses:
Selling and marketing	$48,592	$41,885	$33,858	16%	24%
Research and development	57,287	53,862	45,779	6	18
General and administrative	50,879	45,187	34,797	13	30
Transaction costs	—	—	14,275	0	(100)

Total operating expenses	$156,758	$140,934	$128,709	11	9

Fiscal 2014 versus 2013. The increase in total operating expenses in 2014 was primarily due an increase in selling and marketing expenses increased as we expanded the size of our sales force. Additionally, general and administrative expenses as a result of legal expenses related to an IP infringement lawsuit, which was settled during the second quarter of 2014, costs related to DSTGS and Prime and expenses associated with office consolidations.

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

Comparison of Fiscal 2014, 2013 and 2012 for Interest, Taxes and Other

Interest income and interest expense. We had interest expense of $27.2 million in 2014 compared to $42.4 million in 2013 and $32.9 million in 2012. The decrease in interest expense in 2014 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2013 and 2014 repricings. The increase in interest expense in 2013 reflected a full year of interest associated with the credit facility that we entered into during the second quarter of 2012 in connection with our acquisitions of GlobeOp and the PORTIA Business, partially offset by a decrease in average interest rates. We had interest income of $1.7 million in 2014 compared to $1.1 million in 2013 and $0.4 million in 2012. The increase in interest income in 2014 and 2013 resulted from higher average cash balances.

Other income (expense), net. Other income, net for 2014 and 2013 consisted primarily of foreign currency transaction gains. Other expense, net for 2012 consisted primarily of foreign currency transaction losses and a loss recorded on foreign currency contracts associated with our acquisition of GlobeOp, which is discussed further in Note 12 to our consolidated financial statements.

Loss on extinguishment of debt. Loss on extinguishment of debt in 2012 consisted of write-offs of deferred financing costs associated with the repayment of our prior senior credit facility.

Provision for Income Taxes.

The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Provision for income taxes	$46,527	$27,292	$24,665
Effective tax rate	26%	19%	35%

Our 2014, 2013 and 2012 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in effective rate from 2013 to 2014 was primarily due to an increase in domestic earnings from the prior year, the unfavorable impact of enacted tax law changes in New York, a decrease in benefits from research and development credits, and the absence of favorable items recorded in 2013, most notably the release of an uncertain tax position, and an enacted tax law change in the United Kingdom, partially offset by a decrease in expense attributable to deferred taxes recorded on foreign unremitted earnings. The decrease in effective rate from 2012 to 2013 was primarily due to an increase in operations outside the United States, which are subject to lower tax rates than the U.S. statutory rate, research and development tax credits, the release of an uncertain income tax position, a decrease in the impact of foreign valuation allowances and non-deductible transaction costs in 2012, partially offset by an increase in expense attributable to deferred taxes recorded on foreign unremitted earnings in 2013. We had $121.2 million of deferred tax liabilities and $23.0 million of deferred tax assets at December 31, 2014.

Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where the statutory rates were 26.5%, 34.0% and 21.5%, respectively, in 2014, 26.5%, 34.0% and 23.3%, respectively, in 2013, and 26.5%, 32.4% and 24.5%, respectively, in 2012. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In February 2015, we entered into a definitive agreement with Advent wherein SS&C will acquire Advent for an enterprise value of approximately $2.7 billion in cash, equating to $44.25 per share plus assumption of debt. The closing, which is expected to occur in the second quarter of 2015, remains subject to Advent stockholder approval, clearances by relevant regulatory authorities and satisfaction of customary closing conditions. SS&C plans to fund the acquisition and refinancing of existing debt with $3.0 billion of debt financing, cash on hand and approximately $400 million of equity (as discussed in Note 16 to our consolidated financial statements).

Also in February 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock payable on March 16, 2015 to stockholders of record as of the close of business on March 2, 2015.

Our cash and cash equivalents at December 31, 2014 were $109.6 million, an increase of $25.1 million from $84.5 million at December 31, 2013. The increase in cash is primarily due to cash provided by operations as well as cash received from our revolving credit facility and proceeds from stock option exercises and the related income tax benefits. These increases were partially offset by cash used for repayments of debt, business acquisitions, capital expenditures, repurchases of our common stock and dividends. See Notes 4, 6 and 12 to our consolidated financial statements for further discussion of equity, debt and acquisitions, respectively.

Net cash provided by operating activities was $252.5 million in 2014. Cash provided by operating activities primarily resulted from net income of $131.1 million adjusted for non-cash items of $89.4 million and changes in our working capital accounts (excluding the effect of acquisitions) totaling $32.0 million. The changes in our working capital accounts were driven by changes in income taxes prepaid and payable, increases in accrued expenses, accounts payable and deferred maintenance and other revenues and a decrease in accounts receivable, partially offset by increases in prepaid expenses and other current assets. The change in income taxes prepaid and payable was primarily related to the income tax benefits received from option exercises (included in the non-cash items) and a refund received for prior year return. The increase in accounts payable was primarily due to timing of payments. The increase in deferred maintenance and other revenue was primarily due to the collection of annual maintenance fees. The decrease in accounts receivable was primarily due to an improvement in days’ sales outstanding, partially offset by revenue growth.

Investing activities used net cash of $104.4 million in 2014, primarily related to $86.9 million in net cash paid for our acquisition of DSTGS, $15.0 million in cash paid for capital expenditures, and $3.5 million in cash paid for capitalized software, partially offset by the release of restricted cash of $1.0 million.

Financing activities used net cash of $120.1 million in 2014, representing $212.0 million in repayments of debt, $11.2 million in purchases of common stock for treasury, $10.5 million related to the payment of our quarterly dividends, $0.5 million related to the payment of refinancing fees and $0.5 million related to the payment of the Prime contingent consideration liability. These payments were partially offset by $75.0 million in proceeds from our revolving credit facility, proceeds of $24.1 million from stock option exercises and income tax windfall benefits of $15.5 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2014, we held approximately $71.6 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At December 31, 2014, we held approximately $29.3 million in cash by subsidiaries of SS&C Technologies Holdings Europe S.A.R.L., or SS&C Sarl, the foreign borrower under our credit facility that will be used to facilitate debt servicing of SS&C Sarl. At December 31, 2014, we held approximately $24.0 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $4.1 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Short-term and long-term debt	$645,000	$20,470	$217,150	$407,380	$—	$—
Interest payments(1)	74,308	18,983	36,175	19,150	—	—
Operating lease obligations(2)	89,778	15,776	28,932	20,907	24,163	—
Purchase obligations(3)	21,615	12,354	6,985	2,276	—	—
Uncertain tax positions and related interest(4)	18,537	—	—	—	—	18,537

Total contractual obligations	$849,238	$67,583	$289,242	$449,713	$24,163	$18,537

(1)	Reflects interest payments on our Credit Facility at an assumed interest rate of one-month LIBOR of 0.17% plus 2.00% for U.S. dollar loans on our Term A-2 facility, one month LIBOR of 0.17% plus 2.50% for our revolving credit facility and 3.25% on our Term B-1 and B-2 facilities.
(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2022. We sublease office space under noncancelable leases. For the years ended December 31, 2012, 2013 and 2014, we received rental income under these leases of $1.4 million, $1.2 million and $0.2 million, respectively. The effect of the rental income to be received in the future has not been included in the table above.
(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.
(4)	As of December 31, 2014, our liability for uncertain tax positions and related net interest payable was $15.7 million and $2.9 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

In November 2014, we drew down on the revolving credit facility in the amount of $75.0 million to fund part of the purchase price of the acquisition of DSTGS. See Note 12 to our consolidated financial statements for further discussion of acquisitions.

In February 2014, we completed a repricing of our term A loans, which replaced these loans with new term A loans at the same outstanding principal balance, but at a different interest rate. The applicable interest rates have been reduced to either LIBOR plus 2.0% or the base rate plus 1.0%. The maturity date of the new loans remains December 8, 2017, and no changes were made to the financial accounts or scheduled amortization. See Note 6 to our consolidated financial statements.

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

The initial proceeds of the borrowings under the Credit Agreement were used to satisfy a portion of the consideration required to fund our acquisition of GlobeOp and refinance amounts outstanding under SS&C’s prior senior credit facility. As of December 31, 2014, there was $149.8 million in principal amount outstanding under the term A-2 facility, $380.8 million in principal amount outstanding under the term B-1 facility, $39.4 million in principal amount outstanding under the term B-2 facility and $75.0 million in principal amount outstanding under the revolving credit facility.

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

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of December 31, 2014, we were in compliance with the financial and non-financial covenants.

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

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of December 31, 2014, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$131,127	$117,895	$45,820
Interest expense, net (1)	25,472	41,279	36,856
Income tax provision	46,527	27,292	24,665
Depreciation and amortization	99,831	99,780	75,814

EBITDA	302,957	286,246	183,155
Purchase accounting adjustments (2)	476	(52)	894
Capital-based taxes	6	182	(785)
Unusual or non-recurring charges (gains) (3)	4,876	(3,121)	31,629
Acquired EBITDA (4)	11,405	890	35,531
Stock-based compensation	11,483	8,386	5,590
Other (5)	315	235	(17)

Consolidated EBITDA, as defined	$331,518	$292,766	$255,997

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Consolidated Statements of Comprehensive Income
(2)	Purchase accounting adjustments include (a) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions.
(3)	Unusual or non-recurring charges include foreign currency gains and losses, proceeds from legal and other settlements, severance expenses, transaction costs, losses on currency contracts and other one-time expenses, such as expenses associated with the facilities consolidations, bond redemptions, acquisitions and the sale of fixed assets.
(4)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.
(5)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	4.75x	1.62x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill based on our reporting unit structure by comparing fair value to carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value significantly exceeded the carrying value at December 31, 2014.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2014, 2013 and 2012 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

As of December 31, 2014, we had $15.7 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

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

At December 31, 2014, we had total variable interest rate debt of $645.0 million. As of December 31, 2014, a 1% change in interest rates would result in a change in interest expense of approximately $4.0 million per year.

During 2014, approximately 33% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, primarily the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2014. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. In November 2014, we acquired DST Global Solutions Ltd. and DST Global Solutions LLC, together DSTGS, subsidiaries of DST Systems, Inc. Management has excluded all of the DSTGS-related entities from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by us in a purchase business combination during 2014. These acquired DSTGS entities’ total assets and total revenues each represent approximately 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 26, 2015
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 26, 2015
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 26, 2015
Normand A. Boulanger

/s/ William A. Etherington	Director	February 26, 2015
William A. Etherington

/s/ Allan M. Holt	Director	February 26, 2015
Allan M. Holt

/s/ Michael E. Daniels	Director	February 26, 2015
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 26, 2015
Jonathan E. Michael

/s/ David A. Varsano	Director	February 26, 2015
David A. Varsano

/s/ Michael J. Zamkow	Director	February 26, 2015
Michael J. Zamkow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded DST Global Solutions Ltd. and DST Global Solutions LLC (DSTGS) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded DSTGS from our audit of internal control over financial reporting. DSTGS and its related entities are wholly-owned subsidiaries of the Company whose total assets and total revenues each represent 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 26, 2015

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$109,577	$84,470
Accounts receivable, net of allowance for doubtful accounts of $2,241 and $2,500, respectively	94,359	91,221
Prepaid expenses and other current assets	14,927	16,567
Prepaid income taxes	11,857	19,932
Deferred income taxes	2,975	6,526
Restricted cash	1,477	2,460

Total current assets	235,172	221,176
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	28,521	30,053
Equipment, furniture, and fixtures	79,564	65,977

	110,740	98,685
Less: accumulated depreciation	(56,463)	(46,988)

Net property, plant and equipment	54,277	51,697
Deferred income taxes	1,135	1,077
Goodwill	1,573,227	1,541,386
Intangible and other assets, net of accumulated amortization of $416,708 and $338,888, respectively	421,511	459,988

Total assets	$2,285,322	$2,275,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$20,470	$23,212
Accounts payable	12,004	8,368
Income taxes payable	1,116	2,169
Accrued employee compensation and benefits	53,975	44,664
Deferred taxes	110	—
Other accrued expenses	30,666	26,028
Deferred maintenance and other revenue	73,254	62,561

Total current liabilities	191,595	167,002
Long-term debt, net of current portion (Note 6)	618,435	751,295
Other long-term liabilities	26,446	14,913
Deferred income taxes	102,176	110,406

Total liabilities	938,652	1,043,616

Commitments and contingencies (Note 13)
Stockholders’ equity (Notes 2 and 4):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 100,000 shares authorized; 82,268 shares and 80,478 shares issued, respectively, and 81,482 shares and 79,967 shares outstanding, respectively, of which 17 and 25 are unvested, respectively	822	804
Additional paid-in capital	964,845	913,816
Accumulated other comprehensive income	(15,121)	30,374
Retained earnings	414,082	293,449

	1,364,655	1,238,470
Less: cost of common stock in treasury, 786 and 511 shares, respectively	(17,985)	(6,762)

Total stockholders’ equity	1,346,670	1,231,708

Total liabilities and stockholders’ equity	$2,285,322	$2,275,324

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Software-enabled services	$592,528	$552,565	$406,477
Software licenses	36,339	28,687	22,466
Maintenance	105,598	103,409	93,760
Professional services	33,396	28,041	29,139

Total revenues	767,861	712,702	551,842

Cost of revenues:
Software-enabled services	342,625	322,719	234,214
Software licenses	3,701	5,302	6,336
Maintenance	41,254	41,046	40,394
Professional services	23,151	19,733	18,973

Total cost of revenues	410,731	388,800	299,917

Gross profit	357,130	323,902	251,925

Operating expenses:
Selling and marketing	48,592	41,885	33,858
Research and development	57,287	53,862	45,779
General and administrative	50,879	45,187	34,797
Transaction costs	—	—	14,275

Total operating expenses	156,758	140,934	128,709

Operating income	200,372	182,968	123,216
Interest income	1,705	1,116	417
Interest expense	(27,177)	(42,395)	(32,918)
Other income (expense), net	2,754	3,498	(15,875)
Loss on extinguishment of debt	—	—	(4,355)

Income before income taxes	177,654	145,187	70,485
Provision for income taxes (Note 5)	46,527	27,292	24,665

Net income	$131,127	$117,895	$45,820

Basic earnings per share	$1.57	$1.45	$0.59

Basic weighted average number of common shares outstanding	83,314	81,195	78,321

Diluted earnings per share	$1.50	$1.38	$0.55

Diluted weighted average number of common and common equivalent shares outstanding	87,331	85,616	82,888

Net income	$131,127	$117,895	$45,820
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(45,495)	(21,144)	26,105

Total comprehensive (loss) income, net of tax	(45,495)	(21,144)	26,105

Comprehensive income	$85,632	$96,751	$71,925

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flow from operating activities:
Net income	$131,127	$117,895	$45,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,831	99,780	75,814
Stock-based compensation expense	11,483	8,386	5,590
Income tax benefit related to exercise of stock options	(15,454)	(24,194)	(3,531)
Amortization and write-offs of loan origination costs	5,839	5,830	9,215
Loss on sale or disposition of property and equipment	687	317	13
Deferred income taxes	(13,583)	(11,069)	(6,350)
Provision for doubtful accounts	610	666	413
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	3,902	814	(14,051)
Prepaid expenses and other current assets	(6,419)	(4,695)	7,579
Accounts payable	1,525	(4,032)	1,835
Accrued expenses	10,140	1,695	3,015
Income taxes prepaid and payable	21,560	18,060	5,039
Deferred maintenance and other revenue	1,284	(1,184)	4,021

Net cash provided by operating activities	252,532	208,269	134,422

Cash flow from investing activities:
Additions to property and equipment	(15,040)	(11,921)	(17,187)
Proceeds from sale of property and equipment	42	67	374
Cash paid for business acquisitions, net of cash acquired (Note 12)	(86,911)	(3,657)	(967,149)
Additions to capitalized software	(3,517)	(2,399)	(1,105)
Net changes in restricted cash	983	—	—
Other	—	—	87

Net cash used in investing activities	(104,443)	(17,910)	(984,980)

Cash flow from financing activities:
Cash received from debt borrowings	75,000	—	1,304,037
Repayments of debt	(212,000)	(239,000)	(425,600)
Proceeds from exercise of stock options	24,110	27,817	14,354
Payment of contingent consideration	(500)	—	(1,800)
Income tax benefit related to exercise of stock options	15,454	24,194	3,531
Purchase of common stock for treasury	(11,223)	(943)	—
Payment of fees related to refinancing activities	(512)	(1,917)	—
Common stock dividends	(10,494)	—	—

Net cash (used in) provided by financing activities	(120,165)	(189,849)	894,522

Effect of exchange rate changes on cash	(2,817)	(2,200)	1,878

Net increase (decrease) in cash	25,107	(1,690)	45,842
Cash, beginning of period	84,470	86,160	40,318

Cash, end of period	$109,577	$84,470	$86,160

Supplemental disclosure of cash paid for:
Interest	$21,330	$36,551	$29,550
Income taxes, net of refunds	$33,414	$21,584	$28,817

Supplemental disclosure of non-cash investing activities:

See Note 12 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Class A
	Common Stock		Common Stock				Accumulated Other
	Number		Number
	of		of		Additional		Comprehensive		Total
	Issued		Issued		Paid-in	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
	(In thousands)
Balance, at December 31, 2011	1,429	$14	76,723	$767	$829,994	$129,734	$25,413	$(5,819)	$980,103
Net income	—	—	—	—	—	45,820	—	—	45,820
Foreign exchange translation adjustment	—	—	—	—	—	—	26,105	—	26,105
Stock-based compensation expense	—	—	—	—	5,590	—	—	—	5,590
Exercise of options	—	—	1,418	14	14,340	—	—	—	14,354
Income tax benefit related to exercise of stock options	—	—	—	—	3,531	—	—	—	3,531

Balance, at December 31, 2012	1,429	$14	78,141	$781	$853,455	$175,554	$51,518	$(5,819)	$1,075,503
Net income	—	—	—	—	—	117,895	—	—	117,895
Foreign exchange translation adjustment	—	—	—	—	—	—	(21,144)	—	(21,144)
Stock-based compensation expense	—	—	—	—	8,386	—	—	—	8,386
Exercise of options	1,275	13	2,312	23	27,781	—	—	—	27,817
Income tax benefit related to exercise of stock options	—	—	—	—	24,194	—	—	—	24,194
Issuance of common stock	—	—	25	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	(943)	(943)

Balance, at December 31, 2013	2,704	$27	80,478	$804	$913,816	$293,449	$30,374	$(6,762)	$1,231,708
Net income	—	—	—	—	—	131,127	—	—	131,127
Foreign exchange translation adjustment	—	—	—	—	—	—	(45,495)	—	(45,495)
Stock-based compensation expense	—	—	—	—	11,483	—	—	—	11,483
Exercise of options	—	—	1,790	18	24,092	—	—	—	24,110
Income tax benefit related to exercise of stock options	—	—	—	—	15,454	—	—	—	15,454
Cash dividends declared—$0.125 per share (Note 4)	—	—	—	—	—	(10,494)	—	—	(10,494)

Purchase of common stock	—	—	—	—	—	—	—	(11,223)	(11,223)

Balance, at December 31, 2014	2,704	$27	82,268	$822	$964,845	$414,082	$(15,121)	$(17,985)	$1,346,670

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

1. Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in Europe, Asia, Australia and Africa. The Company’s portfolio of over 80 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Unconsolidated investments in entities over which the Company does not have control but has the ability to exercise influence over operating and financial policies, if any, are accounted for under the equity method of accounting. Earnings and losses from such investments are recorded on a pre-tax basis, if any.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Software-enabled Services Revenue

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

The Company recognizes software-enabled services revenues on a monthly basis as the software-enabled services are provided and when pervasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured. The Company does not recognize any revenue before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Software Licenses Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provide guidance on applying GAAP in recognizing revenue on software transactions. Accounting standards require that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). The Company recognizes software licenses revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Maintenance Revenue Agreements

Maintenance agreements generally require the Company to provide technical support and software updates (on a when-and-if-available basis) to its clients. Such services are generally provided under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

Professional Services Revenue

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $4.2 million and $3.5 million are included in the December 31, 2014 and 2013 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $1.8 million, $1.0 million, and $0.5 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.

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

Other Income (Expense), Net

Other income, net for 2014 consists primarily of foreign currency transaction gains of $2.9 million. The gains were partially offset by an increase of $0.4 million to the contingent consideration liability for the acquisition of Prime Management Limited (“Prime”). Other income, net for 2013 consists primarily of foreign currency transaction gains of $3.4 million. Other expense, net for 2012 consists primarily of foreign currency transaction losses of $12.4 million and a loss of $3.8 million recorded on foreign currency contracts associated with the acquisition of GlobeOp Financial Services, S.A. (“GlobeOp”), which is discussed further in Note 12. These losses were partially offset by a reduction of the Company’s remaining contingent consideration liability associated with the BenefitsXML, Inc. acquisition from $0.3 million to $0.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2014 and 2013.

Restricted Cash

Restricted cash includes monies held by a bank as security for letters of credit issued due to lease requirements for office space. The letter of credits are expected to be renewed within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheet. Additionally, movements of restricted cash are included in other investing activities on the Consolidated Statement of Cash Flows.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life
Land	—
Buildings and improvements	40 years
Equipment and software	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $14.3 million, $14.7 million and $10.7 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income (expense), net.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2014 or 2013. The first step of the impairment analysis, which is based on our reporting unit structure, indicated that the fair value significantly exceeded the carrying value at December 31, 2014. There were no other indefinite-lived intangible assets as of December 31, 2014 or 2013.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2012	1,559,607
2013 acquisitions	910
Adjustments to previous acquisitions	(202)
Income tax benefit on rollover options exercised	(3,567)
Effect of foreign currency translation	(15,362)

Balance at December 31, 2013	1,541,386
2014 acquisition	66,511
Effect of foreign currency translation	(34,670)

Balance at December 31, 2014	$1,573,227

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 17 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $83.7 million, $84.1 million and $64.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2014	2013
Customer relationships	$604,638	$599,186
Completed technology	154,043	122,758
Trade names	39,876	36,072
Other	2,774	2,887

	801,331	760,903
Less: accumulated amortization	(412,897)	(336,712)

	$388,434	$424,191

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2014, is expected to approximate (in thousands):

Year Ending December 31,
2015	$87,466
2016	78,591
2017	60,187
2018	53,906
2019	44,041

$324,191

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses in the years ended December 31, 2014 and 2013.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2014 and 2013, the Company had no significant concentrations of credit.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding — used in calculation of basic EPS	83,314	81,195	78,321
Weighted average common stock equivalents — options and restricted shares	4,017	4,421	4,567

Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	87,331	85,616	82,888

Options to purchase 1,841,840, 133,598 and 703,446 shares were outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the effect of including the options would be anti-dilutive.

3. Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2014	2013
Accounts receivable	$58,223	$57,634
Unbilled accounts receivable	38,377	36,087
Allowance for doubtful accounts	(2,241)	(2,500)

Total accounts receivable, net	$94,359	$91,221

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2014	2013	2012
Balance at beginning of period	$2,500	$2,359	$2,006
Charge to costs and expenses	610	666	413
Write-offs, net of recoveries	(785)	(510)	(400)
Other adjustments	(84)	(15)	340

Balance at end of period	$2,241	$2,500	$2,359

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4. Stockholders’ Equity

At December 31, 2014, 100,000,000 shares of common stock were authorized and 82,268,722 and 81,482,283 shares of common stock were issued and outstanding, respectively, of which 17,188 were unvested. At December 31, 2013, 100,000,000 shares of common stock were authorized and 80,478,620 and 79,966,907 shares of common stock were issued and outstanding, respectively, of which 25,000 were unvested.

At December 31, 2014 and 2013, 5,000,000 shares of Class A non-voting common stock were authorized and 2,703,846 were issued and outstanding.

In November 2014, the Company’s Board of Directors authorized the continued repurchase of up to $200 million of the Company’s common stock on the open market or in privately negotiated transactions. Under the repurchase programs, the Company purchased a total of 274,726 shares for approximately $11.2 million during the year ended December 31, 2014 and a total of 23,900 shares for approximately $0.9 million during the year ended December 31, 2013. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

The following table summarizes information about quarterly share repurchases:

	Fiscal 2014 Price Range			Fiscal 2013 Price Range
Quarter	Shares	High	Low	Shares	High	Low
First	90,226	$39.99	$38.06	—	$—	$—
Second	95,800	44.48	39.04	—	—	—
Third	88,700	43.95	42.72	—	—	—
Fourth	—	—	—	23,900	40.00	39.33

Total	274,726	$44.48	$38.06	23,900	$40.00	$39.33

Also in November 2014, the Company’s Board of Directors adopted a quarterly dividend policy under which it intends to declare quarterly cash dividends on shares of its common stock and Class A non-voting common stock in the amount of $0.125 per share. The first quarterly cash dividend was declared and subsequently paid on December 15, 2014 to stockholders of record as of the close of business on December 1, 2014.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$124,032	$90,332	$50,710
Foreign	53,622	54,855	19,775

Income before income taxes	$177,654	$145,187	$70,485

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$36,877	$24,634	$13,690
Foreign	13,603	6,339	12,169
State	9,630	6,502	5,156

Total	60,110	37,475	31,015

Deferred:
Federal	(9,697)	(6,986)	(3,085)
Foreign	(5,318)	(987)	(3,649)
State	1,432	(2,210)	384

Total	(13,583)	(10,183)	(6,350)

Total	$46,527	$27,292	$24,665

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Computed “expected” tax expense	$62,179	$50,816	$24,670
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	7,888	2,751	2,097
Foreign operations	(26,232)	(17,942)	(4,693)
Rate change impact on tax liabilities	—	(2,679)	(2,367)
Effect of valuation allowance	1,351	785	3,525
Uncertain tax positions	3,262	(2,791)	(193)
Tax credits	(993)	(3,325)	—
Non-deductible transaction costs	—	—	1,723
Other	(928)	(323)	(97)

Provision for income taxes	$46,527	$27,292	$24,665

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at December 31, 2014 and 2013 are as follows (in thousands):

	2014		2013
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Deferred compensation	$13,956	$—	$13,291	$—
Net operating loss carryforwards	11,788	—	5,813	—
Tax credit carryforwards	4,771	—	8,535	—
Accrued expenses	4,236	—	1,704	—
Impaired investment interest	842	—	829	—
Customer relationships	—	71,557	—	86,562
Other intangible assets	—	29,403	—	24,923
Trade names	—	5,772	—	5,831
Unremitted foreign earnings	—	5,709	—	5,745
Acquired technology	—	5,295	—	1,365
Property and equipment	—	3,031	—	4,115
Other	—	383	611	—

Total	35,593	121,150	30,783	128,541
Valuation allowance	(12,619)	—	(5,045)	—

Total	$22,974	$121,150	$25,738	$128,541

At December 31, 2014 and 2013, the Company had accrued deferred income taxes of $5.7 million on its unremitted earnings of its Canadian subsidiary. The Company had not accrued deferred income taxes on unremitted earnings of any of its other non-U.S. subsidiaries. The earnings were approximately $76.8 million as of December 31, 2014. It is not practicable to estimate the amount of tax that would be payable upon repatriation of the earnings as such earnings are expected to be permanently reinvested overseas.

At December 31, 2014, the Company had foreign net operating loss carryforwards of $46.3 million, of which $46.1 million can be carried forward indefinitely. The remaining $0.2 million will begin to expire in 2016. The Company had domestic state net operating loss carryforwards of $0.1 million, which will begin to expire in 2031.

At December 31, 2014, the Company had tax credit carryforwards of $4.8 million relating to domestic and foreign jurisdictions, of which $3.8 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2015 and $1.0 million relate to alternative minimum tax credit carryforwards at the Company’s India operations that are expected to be utilized before they begin to expire in 2022.

The Company has recorded valuation allowances of $12.6 million at December 31, 2014 related to certain foreign net operating loss carryforwards and $5.0 million at December 31, 2013 related to certain foreign net operating loss and tax credit carryforwards. The change in the valuation allowance is primarily due to a valuation allowance recorded on acquired net operating loss carryforwards.

The Company operates under tax holidays in some foreign jurisdictions, which begin to expire in 2017. The availability of the tax holidays are subject to fulfillment of certain conditions. The impact of the tax holidays decreased foreign taxes by $0.6 million, which had a benefit of $0.01 per share (diluted) for the year ended December 31, 2014.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2014 and 2013 (in thousands):

Balance at January 1, 2013	$7,832
Increases related to current year tax positions	4,693
Increases related to prior tax positions	265
Lapse in statute of limitation	(4,850)
Foreign exchange translation adjustment	(300)

Balance at December 31, 2013	7,640
Increases related to current year tax positions	3,668
Decreases related to prior tax positions	(68)
Increases related to acquired tax positions	4,606
Lapse in statute of limitation	—
Foreign exchange translation adjustment	(189)

Balance at December 31, 2014	$15,657

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.3 million and $0.1 million during 2014 and 2013, respectively, and has recorded a total liability for potential penalties and interest, including penalties and interest related to acquired unrecognized tax benefits, of $2.9 million and $0.1 million at December 31, 2014 and 2013, respectively. The Company’s unrecognized tax benefits as of December 31, 2014 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2014.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, United Kingdom, India, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2009, 2010, 2011, 2011, 2009 and 2009, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2009 through 2013. The Company’s Connecticut and New York state income tax returns are currently under audit for the tax periods ended December 31, 2009 through 2011.

6. Debt

At December 31, 2014 and 2013, debt consisted of the following (in thousands):

	December 31,
	2014	2013
Credit facility, weighted-average interest rate of 2.93% and 3.09%, respectively	$645,000	$782,000
Unamortized original issue discount	(6,095)	(7,493)

	638,905	774,507
Short-term borrowings and current portion of long-term debt	(20,470)	(23,212)

Long-term debt	$618,435	$751,295

The carrying value of the Company’s credit facilities approximate fair value given the variable rate nature of the debt, and as such, are a Level 2 liability (as discussed in Note 8).

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized financing costs of $4.4 million, $4.4 million and $2.6 million were amortized to interest expense in the years ended December 31, 2014, 2013 and 2012, respectively, and the Company amortized to interest expense $1.4 million, $1.4 million and $0.8 million of the original issue discount associated with the credit agreement (“Credit Agreement”) for the years ended December 31, 2014, 2013 and 2012, respectively. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Consolidated Balance Sheet. Additionally, the Company had $4.4 million in losses on extinguishment of debt associated with the repayment of the prior senior credit facility in 2012, as shown on the Company’s Consolidated Statements of Comprehensive Income and described below.

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

In November 2014, the Company drew down on the revolving credit facility in the amount of $75.0 million to fund part of the purchase price of the acquisition of DST Global Solutions Ltd. and DST Global Solutions LLC (together “DSTGS”), subsidiaries of DST Systems, Inc. See Note 12 for further discussion of acquisitions.

In February 2014, the Company completed a repricing of its term A-2 loans, which replaced these loans with new term A-2 loans at the same outstanding principal balance but at a different interest rate. The applicable interest rates were reduced to either LIBOR plus 2.0% or the base rate plus 1.0%. The maturity date of the new loans remains December 8, 2017, and no changes were made to the financial covenants or scheduled amortization.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for the repricing as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the amounts that exited the syndicate.

Holdings, SS&C and the material domestic subsidiaries of SS&C have pledged substantially all of their tangible and intangible assets as security to support the obligations of SS&C and SS&C Sarl under the Credit Agreement. In addition, SS&C Sarl has agreed, in certain circumstances, to cause subsidiaries in foreign jurisdictions to guarantee SS&C Sarl’s obligations and pledge substantially all of their assets to support the obligations of SS&C Sarl under the Credit Agreement. The Credit Agreement contains customary restrictive covenants and a financial covenant requiring the Company to maintain a specified consolidated net senior secured leverage ratio. As of December 31, 2014, the Company was in compliance with the financial and non-financial covenants.

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

At December 31, 2014, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2015	$20,470
2016	22,495
2017	194,655
2018	4,277
2019 and thereafter	403,103

$645,000

7. Derivatives and Hedging Activities

Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative qualifies for hedge accounting and is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes. The Company had no derivative instruments as of December 31, 2014 and 2013.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2014 and 2013, the Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Recurring Fair Value Measurements

The Company did not have any financial assets or liabilities that were measured at fair value as of December 31, 2014. The table below segregates all financial assets and liabilities that were measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date in 2013 (in thousands):

	Total Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—
Liabilities:
Contingent consideration	$500	$—	$—	$500

Total liabilities	$500	$—	$—	$500

The Company determines the fair value of the contingent consideration liabilities associated with its acquisitions based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results (the achievement of certain revenue and EBITDA targets) of the related acquisition through a certain date. As such, contingent consideration liabilities are a Level 3 liability. As

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2013, the Company’s contingent consideration liability was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of Prime Management Limited (“Prime”) through September 30, 2014. The Company increased this contingent consideration liability to a fair value of $0.9 million and recorded the adjustment of $0.4 million to other expense in the second quarter of 2014. This consideration was paid out in the fourth quarter of 2014. See Note 12 for further discussion of acquisitions.

The carrying amounts and fair values of financial instruments at December 31, 2014 and 2013 are as follows (in thousands):

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Credit facility	$645,000	$641,141	$774,507	$783,606

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

9. Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $16.7 million, $17.7 million and $16.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2022. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$15,776
2016	15,433
2017	13,499
2018	11,178
2019 and thereafter	33,892

$89,778

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $0.2 million, $1.2 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. There are no future minimum lease receipts under these leases as of December 31, 2014.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offers employees a selection of various public mutual funds and several other investment options through a brokerage account but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2014, 2013 and 2012, the Company incurred $4.1 million, $3.9 million and $3.1 million, respectively, of matching contribution expenses related to the Plan.

11. Stock-based Compensation

In February 2014, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2014 Plan”), which authorizes stock options to be granted for up to 3,000,000 shares of the Company’s common stock, Under the 2014 Plan, which became effective in May 2014 upon stockholder approval, the exercise price of stock options is set on the grant date and may not be less than the fair market value per share on such date. Generally, stock options expire ten years from the date of grant. The Company has granted time-based stock options under the 2014 Plan.

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 9,498,306 shares of the Company’s common stock, which is calculated based on an initial authorization of 1,416,661 shares of the Company’s common stock and an annual increase to be added on the first day of each of the Company’s fiscal years during the term of the 2008 Plan beginning in fiscal 2009 equal to the lesser of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the Company’s board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options under the 2008 Plan.

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

Restricted shares. During the year ended December 31, 2013, the Company granted 25,000 restricted shares of its common stock under the 2006 Plan, which vested 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The restricted shares vest in full upon a change in control, subject to certain conditions.

Time-based options. Time-based options granted under the 2006 Plan, the 2008 Plan or the 2014 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All outstanding time-based options vest upon a change in control, subject to certain conditions. Time-based options granted during 2014, 2013 and 2012 have a weighted-average grant date fair value of $12.77, $9.86 and $5.79 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options vested during the years ended December 31, 2014, 2013 and 2012 was approximately $11.3 million, $8.2 million and $4.9 million, respectively. At December 31, 2014, there was approximately $48.2 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2014	2013	2012
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	29.04%	28.04%	32.14%
Risk-free interest rate	1.36%	1.16%	0.45%
Expected dividend yield	0.84%	0%	0%

Expected volatility prior to March 2014 was based on a combination of the Company’s historical volatility as a public company and historical volatility of the Company’s peer group. Beginning in March 2014 on the four-year anniversary of the Company’s initial public offering, expected volatility is based on the Company’s historical volatility as a public company. Expected term to exercise is based on the Company’s historical stock option exercise experience.

Total restricted stock and stock options. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

Statement of Comprehensive Income Classification	2014	2013	2012
Cost of software-enabled services	$3,940	$2,925	$1,557
Cost of maintenance	282	273	228
Cost of professional services	443	338	239

Total cost of revenues	4,665	3,536	2,024
Selling and marketing(1)	2,265	1,475	1,001
Research and development	1,165	901	574
General and administrative(2)	3,388	2,474	1,991

Total operating expenses	6,818	4,850	3,566

Total stock-based compensation expense	$11,483	$8,386	$5,590

(1)	For the years ended December 31, 2014 and 2013, includes stock-based compensation expense of $0.2 million and $0.1 million, respectively, associated with restricted shares of its common stock. At December 31, 2014, there was approximately $0.6 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over a remaining period of 32 months. At December 31, 2013, there was approximately $0.8 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over a remaining period of 44 months.

(2)	For the year ended December 31, 2013, includes stock-based compensation expense of $0.1 million associated with restricted Class A stock. At December 31, 2013, there was no unearned non-cash stock based compensation related to the restricted stock. For the year ended December 31, 2012, includes stock-based compensation expense of $0.7 million associated with restricted Class A stock. At December 31, 2012, there was approximately $0.1 million of unearned non-cash stock-based compensation related to the restricted stock that the Company recognized as expense over a remaining period of three months.

The associated future income tax benefit recognized was $3.8 million, $2.7 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2014, the amount of cash received from the exercise of stock options was $24.1 million, with an associated tax benefit realized of $18.8 million. The intrinsic value of options exercised during the year ended December 31, 2014 was approximately $56.1 million. For the year ended December 31, 2013, the amount of cash received from the exercise of stock options was $27.8 million, with an associated tax benefit realized of $31.8 million. The intrinsic value of options exercised during the year ended December 31, 2013 was approximately $87.8 million. For the year ended December 31, 2012, the amount of cash received from the exercise of stock options was $14.4 million, with an associated tax benefit realized of $6.5 million. The intrinsic value of options exercised during the year ended December 31, 2012 was approximately $17.6 million.

The following table summarizes stock option activity as of and for the years ended December 31, 2014, 2013 and 2012:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2011	12,083,861	$9.83
Granted(1)	2,939,750	22.39
Cancelled/forfeited	(194,447)	15.37
Exercised	(1,418,034)	10.12

Outstanding at December 31, 2012	13,411,130	12.47
Granted(2)	2,024,170	40.81
Cancelled/forfeited	(332,327)	20.27
Exercised	(3,587,331)	7.75

Outstanding at December 31, 2013	11,515,642	18.70
Granted(3)	2,198,825	55.74
Cancelled/forfeited	(203,586)	30.51
Exercised	(1,790,233)	13.47

Outstanding at December 31, 2014	11,720,648	26.24

(1)	Of the grants during 2012, 2,883,750 were granted under the 2008 Plan and 56,000 were granted under the 2006 Plan.
(2)	Of the grants during 2013, 1,798,420 were granted under the 2008 Plan and 225,750 were granted under the 2006 Plan.
(3)	Of the grants during 2014, 450,000 were granted under the 2014 Plan, 1,632,825 were granted under the 2008 Plan and 116,000 were granted under the 2006 Plan.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2014:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
		(In thousands)	(Years)			(In thousands)	(Years)
6,751,718	$14.92	$294,189	4.26	4,968,930	$41.62	$83,805	8.98

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Acquisitions

DST Global Solutions

On November 30, 2014, SS&C purchased the assets of DSTGS for approximately $95.0 million, plus the costs of effecting the transaction and the assumption of certain liabilities. DSTGS provides investment management software and services.

The net assets and results of operations of DSTGS have been included in the Company’s consolidated financial statements from December 1, 2014. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, customer relationships and trade name, was determined using the income approach. Specifically, the discounted cash flows method was utilized for customer relationships, and the relief-from-royalty method was utilized for the completed technology and trade name. The completed technology is amortized over approximately seven and eight years, customer relationships are amortized over approximately 10 to 15 years and trade names are amortized over approximately 10 years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is primarily not tax deductible.

There are $7.2 million in revenues from DSTGS operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2014.

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

GlobeOp

On May 31, 2012, SS&C purchased the issued and to be issued share capital of GlobeOp for approximately $834.4 million using existing cash and debt financing as discussed in Note 6, plus the costs of effecting the transaction and the assumption of liabilities. GlobeOp provides independent fund services, specializing in middle- and back-office services and integrated risk-reporting to hedge funds, asset management firms and other sectors of the financial industry.

The net assets and results of operations of GlobeOp have been included in the Company’s consolidated financial statements from June 1, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and customer relationships, was determined using the income approach. Specifically, the

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately eight years, customer relationships are amortized over approximately nine years and trade name is amortized over approximately 17 years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

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

The net assets and results of operations of the PORTIA Business have been included in the Company’s consolidated financial statements from May 10, 2012. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of non-compete agreement, completed technology, trade name and customer relationships, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the non-compete agreement and customer relationships, and the relief-from-royalty method was utilized for the completed technology and trade name. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The non-compete agreement is amortized over approximately three years, completed technology is amortized over approximately seven years, customer relationships are amortized over approximately 10 years and trade name is amortized over approximately nine years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

The following summarizes the allocation of the purchase price for the acquisitions of DSTGS (preliminary), Gravity, GlobeOp and the PORTIA Business (in thousands):

	DSTGS	Gravity	GlobeOp	The PORTIA Business
Accounts receivable	$8,866	$326	$21,611	$8,465
Fixed assets	2,074	—	33,507	744
Other assets	3,392	44	27,065	88
Acquired client relationships and contracts	17,200	3,600	276,000	56,600
Completed technology	34,200	—	39,000	9,500
Trade names	4,300	100	15,000	1,700
Non-compete agreements	—	—	—	600
Goodwill	66,511	1,698	503,089	104,223
Deferred revenue	(10,185)	—	(731)	(12,198)
Deferred income taxes	(11,626)	—	(92,302)	—
Other liabilities assumed	(19,770)	(34)	(33,325)	(561)

Consideration paid, net of cash acquired	$94,962	$5,734	$788,914	$169,161

Additionally, the Company acquired Prime in October 2013 for approximately $4.0 million and Hedgemetrix LLC (“Hedgemetrix”) in October 2012 for approximately $3.1 million. The consideration paid, net

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of cash acquired above for DSTGS includes an estimated working capital adjustment of approximately $8.0 million anticipated to be paid in the first quarter of 2015.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $0.5 million, $0.3 million and $1.2 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired — DSTGS, GlobeOp and the PORTIA Business, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of DSTGS occurred on January 1, 2013 and the acquisition of Prime occurred on January 1, 2012. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2014	2013
Revenues	$830,914	$789,913
Net income	$129,903	$116,730
Basic EPS	$1.56	$1.44
Basic weighted average number of common shares outstanding	83,314	81,195
Diluted EPS	$1.49	$1.36
Diluted weighted average number of common and common equivalent shares outstanding	87,331	85,616

13. Commitments and Contingencies

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against the Company’s subsidiary, GlobeOp, alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd. (the “Millennium Funds”). These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York (the “U.S. Class Action”) on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom (the “UK Arbitration”) on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively (together, the “Millennium Managers”), which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd. (the “Master Fund”) against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims against SS&C identical to the claims against GlobeOp in that action. In the arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

Hearings in the UK Arbitration were conducted in London in July and August 2013, September 2014 and December 2014.

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

14. Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2014 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

Revenues by geography for the years ended December 31, were (in thousands):

	2014	2013	2012
United States	$514,803	$466,670	$360,438
Canada	63,037	60,980	59,206
Americas, excluding United States and Canada	15,745	16,760	12,269
United Kingdom	99,163	97,079	63,064
Europe, excluding United Kingdom	49,929	51,561	41,463
Asia-Pacific and Japan	25,184	19,652	15,402

	$767,861	$712,702	$551,842

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets as of December 31, were (in thousands):

	2014	2013	2012
United States	$60,373	$62,577	$63,402
Canada	6,376	6,881	6,979
Americas, excluding United States and Canada	1,499	66	111
Europe	10,204	9,426	10,071
Asia-Pacific and Japan	4,738	5,078	7,319

	$83,190	$84,028	$87,882

Revenues by product group for the years ended December 31, were (in thousands):

	2014	2013	2012
Portfolio management/accounting	$691,915	$640,075	$476,703
Trading/treasury operations	32,705	32,949	36,640
Financial modeling	8,664	8,366	8,325
Loan management/accounting	8,382	6,683	7,174
Property management	15,217	14,622	14,830
Money market processing	9,421	8,279	6,169
Training	1,557	1,728	2,001

	$767,861	$712,702	$551,842

15. Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2014 and 2013 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2014
Revenue	$185,810	$188,722	$192,598	$200,731
Gross profit	84,311	86,489	91,215	95,115
Operating income	47,025	45,389	54,363	53,595
Net income	26,448	27,245	40,827	36,607
Basic EPS	$0.32	$0.33	$0.49	$0.44
Diluted EPS	$0.30	$0.31	$0.47	$0.42

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter
	(In thousands, except per share data)
2013
Revenue	$173,218	$177,457	$179,505	$182,522
Gross profit	75,777	80,696	83,310	84,119
Operating income	41,996	45,292	47,864	47,816
Net income	21,429	26,119	43,466	26,881
Basic EPS	$0.27	$0.32	$0.53	$0.33
Diluted EPS	$0.26	$0.31	$0.51	$0.31

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	During the third quarter of 2013, the Company’s effective rate was benefited by the recognition of previously unrecognized tax benefits of approximately $7.3 million, an enacted rate change in the United Kingdom, which resulted in a tax benefit of approximately $2.9 million, and research and development credits and other discrete items, which resulted in tax benefits of approximately $5.6 million.

16. Subsequent Event

Pending acquisition. On February 2, 2015, SS&C and Advent Software, Inc. (“Advent”) announced that they have entered into a definitive agreement wherein SS&C will acquire Advent. Under the terms of the agreement, SS&C will purchase Advent for an enterprise value of approximately $2.7 billion in cash, equating to $44.25 per share plus assumption of debt. The closing, which is expected to occur in the second quarter of 2015, remains subject to Advent stockholder approval, clearances by relevant regulatory authorities and satisfaction of customary closing conditions. SS&C plans to fund the acquisition and refinancing of existing debt with $3.0 billion of debt financing, cash on hand and approximately $400 million of equity. Advent provides software and services to the global investment management industry.

Dividend declared. On February 20, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock payable on March 16, 2015 to stockholders of record as of the close of business on March 2, 2015.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.3†	Asset Purchase Agreement, dated February 28, 2012, by and between Thomson Reuters (Markets) LLC and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 1.1 to SS&C Technologies Holdings, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-34675)

2.4†	Agreement and Plan of Merger, dated as of February 2, 2015, by and among Advent Software, Inc., the Registrant and Arbor Acquisition Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2015 (File No. 001-34675)

2.5	Voting and Support Agreement, dated as of February 2, 2015, by and among the Registrant, Arbor Acquisition Company, Inc., Stephanie G. DiMarco, James Harleen, DiMarco/Harleen Revocable Living Trust and DiMarco/Harleen 1996 Charitable Trust is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2015 (File No. 001-34675)

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)

3.2	Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the 2010 Form S-1

10.1	Credit Agreement, dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 14, 2012 (File No. 001-34675)

10.2	First Amendment to Credit Agreement, dated as of May 23, 2012, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2012 (File No. 001-34675)

10.3	Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)

10.4	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10.5	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

Exhibit Number	Description of Exhibit

10.6	Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10.7	Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4

10.8	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10.9*	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

10.10*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K

10.11	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1

10.12*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1

10.13*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1

10.14*	Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.15*	Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10.16*	Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10.17*	Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10.18*	Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1

Exhibit Number	Description of Exhibit

10.19*	Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q

10.20*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.33 to SS&C Technologies, Inc.’s Annual Report on Form 10-K, filed on February 26, 2010 (File No. 000-28430)

10.21	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1

10.22	Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.23	Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

10.24	Amended and Restated Stock Option Agreement, dated March 10, 2013, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2013 (File No. 001-34675)

10.25	Fifth Amendment to Credit Agreement, dated as of June 10, 2013, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, SS&C Technologies Holdings Europe, certain subsidiaries of the Registrant as guarantors, Deutsche Bank AG New York Branch as administrative agent and as designated 2013 replacement term lender, and each 2013 converting lender is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34675)

10.26	Sixth Amendment to Credit Agreement, dated as of February 12, 2014, to the Credit Agreement dated as of March 14, 2012, by and among SS&C Technologies, Inc., the Registrant, SS&C Technologies Holdings Europe, the subsidiary guarantors identified therein, Deutsche Bank AG New York Branch and the other lenders party thereto is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on February 27, 2014 (File No. 001-34675)

10.27	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.28*	SS&C Technologies Holdings, Inc. 2014 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.29*	SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.30*	2014 Stock Option Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-34675)

Exhibit Number	Description of Exhibit

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.REF	XBRL Taxonomy Reference Linkbase Document.**

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.