Form 10-Q
period 2015-03-31
SS&C Technologies Holdings Inc
filed 2015-05-01
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 84,431,021 shares of the registrant’s common stock outstanding as of April 28, 2015.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$88,330	$109,577
Accounts receivable, net of allowance for doubtful accounts of $2,544 and $2,241, respectively	103,802	94,359
Prepaid expenses and other current assets	11,681	14,927
Prepaid income taxes	11,912	11,857
Deferred income taxes	2,627	2,975
Restricted cash	1,478	1,477

Total current assets	219,830	235,172
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	28,405	28,521
Equipment, furniture, and fixtures	80,730	79,564

	111,790	110,740
Less: accumulated depreciation	(58,980)	(56,463)

Net property, plant and equipment	52,810	54,277
Deferred income taxes	1,298	1,135
Goodwill	1,541,768	1,573,227
Intangible and other assets, net of accumulated amortization of $431,795 and $416,708, respectively	391,033	421,511

Total assets	$2,206,739	$2,285,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$19,061	$20,470
Accounts payable	12,144	12,004
Income taxes payable	—	1,116
Accrued employee compensation and benefits	18,970	53,975
Deferred taxes	151	110
Other accrued expenses	37,462	30,666
Deferred maintenance and other revenue	80,729	73,254

Total current liabilities	168,517	191,595
Long-term debt, net of current portion (Note 4)	576,192	618,435
Other long-term liabilities	27,096	26,446
Deferred income taxes	97,169	102,176

Total liabilities	868,974	938,652

Commitments and contingencies (Note 5)
Stockholders’ equity (Notes 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 200,000 shares and 100,000 shares authorized, respectively; 82,513 shares and 82,268 shares issued, respectively, and 81,727 shares and 81,482 shares outstanding, respectively, of which 16 and 17 are unvested, respectively	825	822
Additional paid-in capital	976,449	964,845
Accumulated other comprehensive income (loss)	(51,340)	(15,121)
Retained earnings	429,789	414,082

	1,355,750	1,364,655
Less: cost of common stock in treasury, 786 shares	(17,985)	(17,985)

Total stockholders’ equity	1,337,765	1,346,670

Total liabilities and stockholders’ equity	$2,206,739	$2,285,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Software-enabled services	$153,567	$145,383
Software licenses	7,326	7,499
Maintenance	35,718	25,526
Professional services	9,124	7,402

Total revenues	205,735	185,810
Cost of revenues:
Software-enabled services	88,602	85,691
Software licenses	1,390	851
Maintenance	13,801	9,931
Professional services	8,514	5,026

Total cost of revenues	112,307	101,499

Gross profit	93,428	84,311
Operating expenses:
Selling and marketing	13,387	11,898
Research and development	19,608	13,587
General and administrative	17,300	11,801

Total operating expenses	50,295	37,286

Operating income	43,133	47,025
Interest expense, net	(5,600)	(7,098)
Other expense, net	(1,507)	(686)

Income before income taxes	36,026	39,241
Provision for income taxes	9,780	12,793

Net income	$26,246	$26,448

Basic earnings per share	$0.31	$0.32

Basic weighted average number of common shares outstanding	84,263	82,722

Diluted earnings per share	$0.30	$0.30

Diluted weighted average number of common and common equivalent shares outstanding	88,456	86,901

Net income	$26,246	$26,448
Other comprehensive loss:
Foreign currency exchange translation adjustment	(36,219)	(6,306)

Total comprehensive loss	(36,219)	(6,306)

Comprehensive (loss) income	$(9,973)	$20,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities:
Net income	$26,246	$26,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,996	24,936
Amortization of loan origination costs	1,435	1,520
Income tax benefit related to exercise of stock options	(2,839)	(2,453)
Deferred income taxes	(2,131)	(1,441)
Stock-based compensation expense	4,106	2,975
Provision for doubtful accounts	437	184
Loss on sale or disposition of property and equipment	209	53
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(12,058)	2,956
Prepaid expenses and other assets	4,744	1,165
Income taxes prepaid and payable	1,517	7,986
Accounts payable	(333)	(1,765)
Accrued expenses	(25,283)	(26,343)
Deferred maintenance and other revenue	9,121	2,333

Net cash provided by operating activities	31,167	38,554

Cash flow from investing activities:
Additions to property and equipment	(2,249)	(2,758)
Additions to capitalized software	(928)	(856)
Net changes in restricted cash	—	983

Net cash used in investing activities	(3,177)	(2,631)

Cash flow from financing activities:
Repayments of debt	(44,000)	(45,000)
Income tax benefit related to exercise of stock options	2,839	2,453
Proceeds from exercise of stock options	4,661	3,993
Purchase of common stock for treasury	—	(3,492)
Dividends paid on common stock	(10,539)	—
Payment of fees related to refinancing activities	—	(512)

Net cash used in financing activities	(47,039)	(42,558)

Effect of exchange rate changes on cash	(2,198)	536

Net decrease in cash	(21,247)	(6,099)
Cash, beginning of period	109,577	84,470

Cash, end of period	$88,330	$78,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 (the “2014 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2014, which were included in the 2014 Form 10-K. The December 31, 2014 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this ASU on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

2. Equity and Stock-based Compensation

In March 2015, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

For stock options and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended March 31,
Statements of Comprehensive Income Classification	2015	2014
Cost of software-enabled services	$1,605	$1,084
Cost of maintenance	102	91
Cost of professional services	165	117

Total cost of revenues	1,872	1,292
Selling and marketing	743	637
Research and development	450	310
General and administrative	1,041	736

Total operating expenses	2,234	1,683

Total stock-based compensation expense	$4,106	$2,975

A summary of stock option activity as of and for the three months ended March 31, 2015 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2015	11,720,648
Granted	15,450
Cancelled/forfeited	(46,367)
Exercised	(244,009)

Outstanding at March 31, 2015	11,445,722

The Company recorded $2.8 million and $2.5 million of income tax benefits related to the exercise of stock options during the three months ended March 31, 2015 and 2014, respectively. These amounts were recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

3. Earnings per Share

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding	84,263	82,722
Weighted average common stock equivalents – options and restricted shares	4,193	4,179

Weighted average common and common equivalent shares outstanding	88,456	86,901

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Options to purchase 2,057,628 and 1,881,520 shares were outstanding at March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

In the first quarter of 2015, the Company’s Board of Directors declared and subsequently paid a quarterly cash dividend of $0.125 per share of common stock on March 16, 2015 to stockholders of record as of the close of business on March 2, 2015.

4. Debt

At March 31, 2015 and December 31, 2014, debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Credit facility, weighted-average interest rate of 2.94% and 2.93%, respectively	$601,000	$645,000
Unamortized original issue discount	(5,747)	(6,095)

	595,253	638,905
Short-term borrowings and current portion of long-term debt	(19,061)	(20,470)

Long-term debt	$576,192	$618,435

Capitalized financing costs of $1.1 million and $1.2 million were amortized to interest expense in the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company amortized to interest expense $0.3 million of the original issue discount in the three months ended March 31, 2015 and 2014. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $599.9 million and $641.1 million at March 31, 2015 and December 31, 2014, respectively. These fair values were computed based on comparable quoted market prices.

5. Commitments and Contingencies

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against the Company’s subsidiary, GlobeOp Financial Services S.A. (“GlobeOp”), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, L.P. and Millennium Global Emerging Credit Fund Ltd. (the “Millennium Funds”). These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York (the “U.S. Class Action”) on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom (the “UK Arbitration”) on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively (together, the “Millennium Managers”), which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same UK Arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit Master Fund Ltd. (the “Master Fund”) against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the UK Arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

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

Hearings in the UK Arbitration were conducted in London in July and August 2013, September 2014 and December 2014, and the matter is currently pending before the arbitrator for decision. The Company cannot predict the outcome of the UK Arbitration. The Company believes that it has strong defenses and has vigorously contested the UK Arbitration (as described above, the U.S. Class Action has been concluded). The amount of any potential loss, if any at all, cannot be reasonably estimated at this time.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

6. Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2015 is as follows (in thousands):

Balance at December 31, 2014	$1,573,227
Adjustments to previous acquisitions	137
Effect of foreign currency translation	(31,596)

Balance at March 31, 2015	$1,541,768

7. Income Taxes

The effective tax rate was 27% and 33% for the three months ended March 31, 2015 and 2014, respectively. The change for the three months ended March 31, 2015 was primarily due to the absence of the unfavorable impact of tax law changes enacted in New York that was recorded during the first quarter of 2014.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

8. Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of DST Global Solutions (“DSTGS”) occurred on January 1, 2013. There were no acquisitions during the three months ended March 31, 2015. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for this acquisition are included in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2015.

Three Months Ended March 31, 2014
Revenues	$200,961
Net income	$23,866
Basic earnings per share	$0.29
Basic weighted average number of common shares outstanding	82,722
Diluted earnings per share	$0.27
Diluted weighted average number of common and common equivalent shares outstanding	86,901

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2014 Annual Report on Form 10-K and the condensed consolidated financial statements included in this Form 10-Q.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenues:
Software-enabled services	75%	78%
Software licenses	4	4
Maintenance	17	14
Professional services	4	4

Total revenues	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		% Change
	2015	2014
Revenues:
Software-enabled services	$153,567	$145,383	6%
Software licenses	7,326	7,499	(2)
Maintenance	35,718	25,526	40
Professional services	9,124	7,402	23

Total revenues	$205,735	$185,810	11

Three Months Ended March 31, 2015 versus 2014. Our revenues increased in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to revenues related to DSTGS, which we acquired in the fourth quarter of 2014 and for which revenues increased $13.7 million, as well as a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $3.2 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Maintenance revenues experienced a substantial increase due to revenues related to DSTGS, which contributed $10.5 million in 2015. These revenues reflect a reduction of $0.4 million related to the fair value adjustment of acquired deferred revenue related to DSTGS. Additionally, professional services revenues increased due to a rise in the number of product implementation projects.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Cost of revenues:
Cost of software-enabled services	58%	59%
Cost of software licenses	19	11
Cost of maintenance	39	39
Cost of professional services	93	68
Total cost of revenues	55	55
Gross margin percentage	45	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		% Change
	2015	2014
Cost of revenues:
Cost of software-enabled services	$88,602	$85,691	3%
Cost of software licenses	1,390	851	63
Cost of maintenance	13,801	9,931	39
Cost of professional services	8,514	5,026	69

Total cost of revenues	$112,307	$101,499	11

Three Months Ended March 31, 2015 versus 2014. Our total cost of revenues increased in the first quarter of 2015 primarily due to our acquisition of DSTGS, which added $5.9 million in costs and $2.0 million in costs related to the elimination of redundant positions, as well as an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services from alternative investment managers. These increases were partially offset by the favorable impact from foreign currency translation of $2.5 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

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

The following table sets forth each of the following operating expenses as a percentage of our total revenues for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Selling and marketing	6%	6%
Research and development	10	7
General and administrative	8	7
Total operating expenses	24	20

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		% Change
	2015	2014
Operating expenses:
Selling and marketing	$13,387	$11,898	13%
Research and development	19,608	13,587	44
General and administrative	17,300	11,801	47

Total operating expenses	$50,295	$37,286	35

Three Months Ended March 31, 2015 versus 2014. The increase in total operating expenses in the first quarter of 2015 was primarily due to our acquisition of DSTGS, which added $7.6 million in costs and $2.6 million in costs related to the elimination of redundant positions, as well as an increase of $2.6 million in professional fees associated with our pending acquisition of Advent Software, Inc, or Advent, which are included as general and administrative expenses. These increases were partially offset by the favorable impact from foreign currency translation of $0.8 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

Comparison of the Three Months Ended March 31, 2015 and 2014 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $5.6 million in 2015 compared to $7.1 million in 2014. The decrease in interest expense in 2015 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2014 repricing. These facilities are discussed further in “Liquidity and Capital Resources”.

Other expense, net. Other expense, net for 2015 and 2014 consists primarily of foreign currency transaction losses.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Provision for income taxes	9,780	12,793
Effective tax rate	27%	33%

Our March 31, 2015 and 2014 effective rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in effective rate from 2014 to 2015 was primarily due to a one-time charge of $2.5 million related to a change in the apportionment method caused by tax law changes enacted in New York during the first quarter of 2014. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 26.5%, 34.0% and 20.3%, respectively, in 2015. The consolidated expected effective tax rate for the year ended December 31, 2015 is forecasted to be between 26% and 28%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In February 2015, we entered into a definitive agreement with Advent wherein SS&C will acquire Advent for an enterprise value of approximately $2.7 billion in cash, equating to $44.25 per share plus assumption of debt. The closing, which is expected to occur in the second or third quarter of 2015, remains subject to clearances by relevant regulatory authorities and satisfaction of customary closing conditions. SS&C plans to fund the acquisition and refinancing of existing debt with $3.0 billion of debt financing, cash on hand and approximately $400 million of equity.

In the first quarter of 2015, our Board of Directors declared and subsequently paid a quarterly cash dividend of $0.125 per share of common stock on March 16, 2015 to stockholders of record as of the close of business on March 2, 2015.

Our cash and cash equivalents at March 31, 2015 were $88.3 million, a decrease of $21.3 million from $109.6 million at December 31, 2014. The decrease in cash is primarily due to cash used for repayments of debt, payment of dividends and capital expenditures. These decreases were partially offset by cash provided by operations as well as proceeds from stock option exercises and the related income tax benefits.

Net cash provided by operating activities was $31.2 million for the three months ended March 31, 2015. Cash provided by operating activities primarily resulted from net income of $26.2 million adjusted for non-cash items of $27.2 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $22.2 million. The changes in our working capital accounts were driven by decreases in accrued expenses and accounts payable and an increase in accounts receivable, partially offset by an increase in deferred revenues, decrease in prepaid expenses and other assets and a change in income taxes prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2015. The increase in accounts receivable was primarily due to revenue growth and the increase in days’ sales outstanding from 42 days at December 31, 2014 to 45 days at March 31, 2015. The increase in deferred revenues was primarily due to the collection of annual maintenance fees.

Investing activities used net cash of $3.2 million for the three months ended March 31, 2015, primarily related to $2.3 million in cash paid for capital expenditures and $0.9 million in cash paid for capitalized software.

Financing activities used net cash of $47.0 million for the three months ended March 31, 2015, representing $44.0 million in repayments of debt and $10.5 million related to the payment of our quarterly dividends. These payments were partially offset by proceeds of $4.7 million from stock option exercises and income tax windfall benefits of $2.8 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2015, we held approximately $69.2 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At March 31, 2015, we held approximately $41.0 million in cash by subsidiaries of SS&C Technologies Holdings Europe S.A.R.L., or SS&C Sarl, the foreign borrower under our credit facility that will be used to facilitate debt servicing of SS&C Sarl. At March 31, 2015, we held approximately $22.8 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.9 million.

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

As of March 31, 2015, there was $135.7 million in principal amount outstanding under the term A-2 facility, $353.7 million in principal amount outstanding under the term B-1 facility, $36.6 million in principal amount outstanding under the term B-2 facility and $75.0 million in principal amount outstanding under the revolving credit facility.

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

Covenant Compliance

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of March 31, 2015, we were in compliance with the financial and non-financial covenants.

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

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of March 31, 2015, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015
	(In thousands)
Net income	$26,246	$26,448	$130,925
Interest expense, net	5,600	7,098	23,974
Income tax provision	9,780	12,793	43,514
Depreciation and amortization	25,996	24,936	100,891

EBITDA	67,622	71,275	299,304
Purchase accounting adjustments(1)	397	(27)	900
Capital-based taxes	—	6	—
Unusual or non-recurring charges (gains) (2)	9,092	2,014	11,954
Acquired EBITDA and cost savings (3)	1,767	—	21,325
Stock-based compensation	4,106	2,975	12,614
Other(4)	95	(49)	459

Consolidated EBITDA, as defined	$83,079	$76,194	$346,556

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include severance expenses, foreign currency gains and losses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with acquisitions, facilities and the sale of fixed assets.
(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the three months ended March 31, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	4.75x	1.48x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We are currently evaluating the potential impact of this ASU on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2015, we had total variable interest rate debt of $601.0 million. As of March 31, 2015, a 1% increase in interest rates would result in an increase in interest expense of approximately $3.8 million per year.

During the three months ended March 31, 2015, approximately 32% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2015. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 5 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 1, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, dated March 30, 2015

10.1	First Amended and Restated Employment Agreement, dated March 31, 2015, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2015 ( (File No. 001-34675)

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements.