Form 10-Q
period 2015-06-30
SS&C Technologies Holdings Inc
filed 2015-07-29
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 96,702,774 shares of the registrant’s common stock outstanding as of July 27, 2015.

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

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$729,808	$109,577
Accounts receivable, net of allowance for doubtful accounts of $2,390 and $2,241, respectively	94,733	94,359
Prepaid expenses and other current assets	13,789	14,927
Prepaid income taxes	5,090	11,857
Deferred income taxes	2,857	2,975
Restricted cash	1,478	1,477

Total current assets	847,755	235,172
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	28,953	28,521
Equipment, furniture, and fixtures	82,715	79,564

	114,323	110,740
Less: accumulated depreciation	(62,999)	(56,463)

Net property, plant and equipment	51,324	54,277
Deferred income taxes	1,892	1,135
Goodwill	1,558,785	1,573,227
Intangible and other assets, net of accumulated amortization of $458,011 and $416,708, respectively	376,615	421,511

Total assets	$2,836,371	$2,285,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$17,224	$20,470
Accounts payable	8,659	12,004
Income taxes payable	—	1,116
Accrued employee compensation and benefits	28,030	53,975
Deferred taxes	—	110
Other accrued expenses	29,504	30,666
Deferred maintenance and other revenue	67,280	73,254

Total current liabilities	150,697	191,595
Long-term debt, net of current portion (Note 4)	448,382	618,435
Other long-term liabilities	25,086	26,446
Deferred income taxes	94,692	102,176

Total liabilities	718,857	938,652

Commitments and contingencies (Note 5)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 200,000 shares and 100,000 shares authorized, respectively; 94,783 shares and 82,268 shares issued, respectively, and 93,997 shares and 81,482 shares outstanding, respectively, of which 16 and 17 are unvested, respectively	948	822
Additional paid-in capital	1,704,701	964,845
Accumulated other comprehensive loss	(28,532)	(15,121)
Retained earnings	458,355	414,082

	2,135,499	1,364,655
Less: cost of common stock in treasury, 786 shares	(17,985)	(17,985)

Total stockholders’ equity	2,117,514	1,346,670

Total liabilities and stockholders’ equity	$2,836,371	$2,285,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Software-enabled services	$150,123	$145,547	$303,690	$290,930
Software licenses	16,090	9,866	23,416	17,365
Maintenance	35,836	25,691	71,554	51,217
Professional services	10,719	7,618	19,843	15,020

Total revenues	212,768	188,722	418,503	374,532
Cost of revenues:
Software-enabled services	88,548	86,040	177,150	171,731
Software licenses	1,390	806	2,780	1,657
Maintenance	11,969	10,077	25,770	20,008
Professional services	7,596	5,310	16,110	10,336

Total cost of revenues	109,503	102,233	221,810	203,732

Gross profit	103,265	86,489	196,693	170,800
Operating expenses:
Selling and marketing	13,931	12,203	27,318	24,101
Research and development	17,520	13,939	37,128	27,526
General and administrative	13,463	14,958	30,763	26,759

Total operating expenses	44,914	41,100	95,209	78,386

Operating income	58,351	45,389	101,484	92,414
Interest expense, net	(5,419)	(6,569)	(11,019)	(13,667)
Other expense, net	(164)	(59)	(1,671)	(745)

Income before income taxes	52,768	38,761	88,794	78,002
Provision for income taxes	13,640	11,516	23,420	24,309

Net income	$39,128	$27,245	$65,374	$53,693

Basic earnings per share	$0.46	$0.33	$0.77	$0.65

Basic weighted average number of common shares outstanding	85,405	83,118	84,837	82,921

Diluted earnings per share	$0.44	$0.31	$0.73	$0.62

Diluted weighted average number of common and common equivalent shares outstanding	89,552	87,091	88,987	86,999

Net income	$39,128	$27,245	$65,374	$53,693
Other comprehensive income (loss):
Foreign currency exchange translation adjustment	22,808	15,922	(13,411)	9,616

Total comprehensive income (loss)	22,808	15,922	(13,411)	9,616

Comprehensive income	$61,936	$43,167	$51,963	$63,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Net income	$65,374	$53,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,103	49,832
Amortization of loan origination costs	2,874	2,956
Income tax benefit related to exercise of stock options	(5,065)	(8,235)
Deferred income taxes	(7,395)	(5,550)
Stock-based compensation expense	8,314	5,770
Provision for doubtful accounts	299	473
Loss on sale or disposition of property and equipment	209	698
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,804)	1,532
Prepaid expenses and other assets	2,488	(1,403)
Income taxes prepaid and payable	11,064	13,250
Accounts payable	(2,405)	789
Accrued expenses	(20,186)	(15,507)
Deferred maintenance and other revenue	(5,148)	(5,478)

Net cash provided by operating activities	100,722	92,820

Cash flow from investing activities:
Additions to property and equipment	(5,750)	(9,460)
Proceeds from sale of property and equipment	—	1
Cash paid for business acquisitions, net of cash acquired	(7,863)	—
Additions to capitalized software	(1,792)	(1,704)
Net changes in restricted cash	—	983

Net cash used in investing activities	(15,405)	(10,180)

Cash flow from financing activities:
Repayments of debt	(174,000)	(107,000)
Income tax benefit related to exercise of stock options	5,065	8,235
Proceeds from exercise of stock options	8,735	12,337
Proceeds from common stock issuance, net	717,866	—
Dividends paid on common stock	(21,101)	—
Purchase of common stock for treasury	—	(7,386)
Payment of fees related to refinancing activities	—	(512)

Net cash provided by (used in) financing activities	536,565	(94,326)

Effect of exchange rate changes on cash	(1,651)	736

Net increase (decrease) in cash	620,231	(10,950)
Cash, beginning of period	109,577	84,470

Cash, end of period	$729,808	$73,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 (the “2014 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2014, which were included in the 2014 Form 10-K. The December 31, 2014 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The guidance was initially effective January 1, 2017 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

2. Equity and Stock-based Compensation

In June 2015, the Company completed a public offering of its common stock. The offering included 12,075,000 newly issued shares of common stock sold by the Company at an offering price of $61.50 per share for which the Company received total net proceeds of approximately $717.9 million.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

For stock options and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Comprehensive Income Classification
Cost of software-enabled services	$1,525	$924	$3,129	$2,008
Cost of maintenance	101	66	202	157
Cost of professional services	159	99	325	216

Total cost of revenues	1,785	1,089	3,656	2,381
Selling and marketing	745	498	1,488	1,135
Research and development	444	273	894	583
General and administrative	1,234	935	2,276	1,671

Total operating expenses	2,423	1,706	4,658	3,389

Total stock-based compensation expense	$4,208	$2,795	$8,314	$5,770

A summary of stock option activity as of and for the six months ended June 30, 2015 is as follows:

Shares of Common Stock Underlying Options
Outstanding at January 1, 2015	11,720,648
Granted	80,950
Cancelled/forfeited	(158,364)
Exercised	(438,046)

Outstanding at June 30, 2015	11,205,188

The Company recorded $5.1 million and $8.2 million of income tax benefits related to the exercise of stock options during the six months ended June 30, 2015 and 2014, respectively. These amounts were recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	85,405	83,118	84,837	82,921
Weighted average common stock equivalents – options and restricted shares	4,147	3,973	4,150	4,078

Weighted average common and common equivalent shares outstanding	89,552	87,091	88,987	86,999

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Options to purchase 2,061,369 and 1,881,474 shares were outstanding for the three months ended June 30, 2015 and 2014, respectively, and options to purchase 2,059,509 and 1,883,870 shares were outstanding for the six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive.

In 2015, the Company paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015 and June 15, 2015 to stockholders of record as of the close of business on March 2, 2015 and June 1, 2015, respectively, totaling $21.1 million.

4. Debt

At June 30, 2015 and December 31, 2014, debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Credit facility, weighted-average interest rate of 2.97% and 2.93%, respectively	$471,000	$645,000
Unamortized original issue discount	(5,394)	(6,095)

	465,606	638,905
Short-term borrowings and current portion of long-term debt	(17,224)	(20,470)

Long-term debt	$448,382	$618,435

Capitalized financing costs of $1.1 million were amortized to interest expense in each of the three months ended June 30, 2015 and 2014. Capitalized financing costs of $2.2 million and $2.3 million were amortized to interest expense in the six months ended June 30, 2015 and 2014, respectively. Additionally, the Company amortized to interest expense $0.3 million of the original issue discount in each of the three months ended June 30, 2015 and 2014 and $0.7 million of the original issue discount in each of the six months ended June 30, 2015 and 2014. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Condensed Consolidated Balance Sheet.

In June 2015, the Company repaid the $75.0 million in principal amount outstanding under the revolving credit facility.

The estimated fair value of the Company’s credit facility, which is a Level 2 liability, was $470.8 million and $641.1 million at June 30, 2015 and December 31, 2014, respectively. These fair values were computed based on comparable quoted market prices.

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

6. Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2015 is as follows (in thousands):

Balance at December 31, 2014	$1,573,227
Adjustments to previous acquisitions	137
Effect of foreign currency translation	(14,579)

Balance at June 30, 2015	$1,558,785

7. Income Taxes

The effective tax rate was 26% and 30% for the three months ended June 30, 2015 and 2014, respectively, and the effective tax rate was 26% and 31% for the six months ended June 30, 2015 and 2014, respectively. The change for the three months ended June 30, 2015 was primarily due to the recognition of previously unrecognized tax benefits and a greater percentage of earnings being generated in foreign jurisdictions taxed at a lower rate than the U.S. statutory rate as compared to the prior year, partially offset by an unfavorable impact related to an enacted law change in New York City. The change for the six months ended June 30, 2015 was primarily due to the recognition of the aforementioned previously unrecognized tax benefits.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

8. Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of DST Global Solutions (“DSTGS”) occurred on January 1, 2013. There were no acquisitions completed during the six months ended June 30, 2015. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for this acquisition are included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$204,490	$405,451
Net income	$24,803	$48,669
Basic earnings per share	$0.30	$0.59
Basic weighted average number of common shares outstanding	83,118	82,921
Diluted earnings per share	$0.28	$0.56
Diluted weighted average number of common and common equivalent shares outstanding	87,091	86,999

The consideration paid, net of cash acquired for DSTGS as disclosed in the footnotes of the Company’s 2014 Form 10-K included an estimated working capital adjustment of $7.9 million, which was paid in the second quarter of 2015.

9. Subsequent Event

Advent acquisition. On July 8, 2015, the Company purchased all of the outstanding stock of Advent Software, Inc. (“Advent”) for approximately $2.6 billion in cash, equating to $44.25 per share plus the costs, fees and expenses associated with the transaction. In connection with this acquisition, the Company entered into $2.63 billion in aggregate principal amount of new senior secured credit facilities, which includes an undrawn revolver of $150.0 million, and $600.0 million in aggregate principal amount of 5.875% senior notes due 2023. A portion of these proceeds was used to repay the Company’s existing credit facility outstanding at June 30, 2015. Advent provides software and services for the global investment management industry. The net assets and results of operations of Advent will be included in the Company’s consolidated financial statements from July 8, 2015. The relevant business combination disclosures will be included in the Company’s consolidated financial statements once the preliminary accounting has been completed.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Software-enabled services	71%	77%	73%	78%
Software licenses	7	5	5	4
Maintenance	17	14	17	14
Professional services	5	4	5	4

Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Revenues:
Software-enabled services	$150,123	$145,547	3%	$303,690	$290,930	4%
Software licenses	16,090	9,866	63	23,416	17,365	35
Maintenance	35,836	25,691	39	71,554	51,217	40
Professional services	10,719	7,618	41	19,843	15,020	32

Total revenues	$212,768	$188,722	13	$418,503	$374,532	12

Three Months Ended June 30, 2015 versus 2014. Our revenues increased primarily due to revenues of $18.0 million related to DSTGS, which we acquired in the fourth quarter of 2014, as well as a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $3.4 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Software license, maintenance and professional services revenues experienced increases due to revenues related to DSTGS, which contributed $3.8 million, $10.8 million and $3.2 million, respectively, in 2015. Software license and maintenance revenues reflect a reduction of $0.3 million related to the fair value adjustment of acquired deferred revenue related to DSTGS. Additionally, software license revenues included increased installment payments of an IP license signed in a prior period.

Six Months Ended June 30, 2015 versus 2014. Our revenues increased primarily due to revenues related to DSTGS, which contributed $31.7 million in revenue for the period, as well as a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $6.6 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Software license, maintenance and professional services revenues experienced increases due to revenues related to DSTGS, which contributed $5.2 million, $21.3 million and $4.8 million, respectively, in 2015. Software license and maintenance revenues reflect a reduction of $0.7 million related to the fair value adjustment of acquired deferred revenue related to DSTGS. Additionally, software license revenues included increased installment payments of an IP license signed in a prior period.

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

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues:
Cost of software-enabled services	59%	59%	58%	59%
Cost of software licenses	9	8	12	10
Cost of maintenance	33	39	36	39
Cost of professional services	71	70	81	69
Total cost of revenues	51	54	53	54
Gross margin percentage	49	46	47	46

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Cost of revenues:
Cost of software-enabled services	$88,548	$86,040	3%	$177,150	$171,731	3%
Cost of software licenses	1,390	806	72	2,780	1,657	68
Cost of maintenance	11,969	10,077	19	25,770	20,008	29
Cost of professional services	7,596	5,310	43	16,110	10,336	56

Total cost of revenues	$109,503	$102,233	7	$221,810	$203,732	9

Three and Six Months Ended June 30, 2015 versus 2014. Our gross margins increased in 2015 primarily due to the increase in license revenues in both periods. Our total cost of revenues increased primarily due to our acquisition of DSTGS, which added $4.9 million and $12.9 million, respectively, including $0.1 million and $2.1 million in costs related to the elimination of redundant positions, respectively, for the three and six months ended June 30, 2015, as well as an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services from alternative investment managers. These increases were partially offset by the favorable impact from foreign currency translation of $3.0 million and $5.5 million, respectively, for the three- and six-month periods, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

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

The following table sets forth each of the following operating expenses as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Selling and marketing	7%	7%	7%	7%
Research and development	8	7	9	7
General and administrative	6	8	7	7
Total operating expenses	21	22	23	21

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Operating expenses:
Selling and marketing	$13,931	$12,203	14%	$27,318	$24,101	13%
Research and development	17,520	13,939	26	37,128	27,526	35
General and administrative	13,463	14,958	(10)	30,763	26,759	15

Total operating expenses	$44,914	$41,100	9	$95,209	$78,386	21

Three and Six Months Ended June 30, 2015 versus 2014. The increase in total operating expenses in 2015 was primarily due to our acquisition of DSTGS, which added $6.8 million and $16.9 million, respectively, including $0.1 million and $2.7 million in costs related to the elimination of redundant positions for the three and six months ended June 30, 2015, respectively. Additionally, general and administrative expenses for 2015 included professional fees associated with our acquisition of Advent Software, Inc., or Advent, while 2014 included legal expenses for an IP contract signed in the period and expenses related to office consolidations. These increases were partially offset by the favorable impact from foreign currency translation of $1.3 million and $2.1 million, respectively, for the three- and six-month periods, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

Comparison of the Three and Six Months Ended June 30, 2015 and 2014 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $5.4 million and $11.0 million for the three and six months ended June 30, 2015, respectively, compared to $6.6 million and $13.7 million for the three and six months ended June 30, 2014, respectively. The decrease in interest expense in 2015 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2014 repricing. These facilities are discussed further in “Liquidity and Capital Resources”.

Other expense, net. Other expense, net for 2015 consists primarily of foreign currency transaction losses. Other expense, net for the three months ended June 30, 2014 consists primarily of an increase to the contingent consideration liability related to our Prime acquisition and losses on the disposal of fixed assets, partially offset by foreign currency transaction gains. Other expense, net for the six months ended June 30, 2014 consists primarily of an increase to the contingent consideration liability related to our Prime acquisition, losses on the disposal of fixed assets and net foreign currency transaction losses.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provision for income taxes	$13,640	$11,516	$23,420	$24,309
Effective tax rate	26%	30%	26%	31%

Our June 30, 2015 and 2014 effective rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in effective rate from 2014 to 2015 was primarily due to the recognition of previously unrecognized tax benefits. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 26.5%, 34.6% and 20.3%, respectively, in 2015. The consolidated expected effective tax rate for the year ended December 31, 2015 is forecasted to be between 26% and 28%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In July 2015, we purchased all of the outstanding stock of Advent for approximately $2.6 billion in cash, equating to $44.25 per share plus the costs, fees and expenses associated with the transaction. We funded the acquisition and refinancing of existing debt with $3.1 billion of debt financing, cash on hand and approximately $400.0 million of proceeds from the issuance and sale of our common stock.

In the first half of 2015, we paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015 and June 15, 2015, to stockholders of record as of the close of business on March 2, 2015 and June 1, 2015, respectively, totaling $21.1 million.

Our cash and cash equivalents at June 30, 2015 were $729.8 million, an increase of $620.2 million from $109.6 million at December 31, 2014. The increase in cash is primarily due to proceeds from our common stock offering as well as cash provided by operations, proceeds from stock option exercises and the related income tax benefits. These increases were partially offset by cash used for repayments of debt, payment of dividends and capital expenditures.

Net cash provided by operating activities was $100.7 million for the six months ended June 30, 2015. Cash provided by operating activities primarily resulted from net income of $65.4 million adjusted for non-cash items of $51.3 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $16.0 million. The changes in our working capital accounts were driven by decreases in accrued expenses, deferred revenues and accounts payable and an increase in accounts receivable, partially offset by a change in income taxes prepaid and payable and a decrease in prepaid expenses and other assets. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2015. The decrease in deferred revenues was primarily due to the recognition of annual maintenance fees. The increase in accounts receivable was primarily due to revenue growth partially offset by an improvement in days’ sales outstanding from 42 days at December 31, 2014 to 40 days at June 30, 2015.

Investing activities used net cash of $15.4 million for the six months ended June 30, 2015, primarily due to $7.9 million in cash paid related to the working capital purchase price adjustment associated with the acquisition of DSTGS, $5.7 million in cash paid for capital expenditures and $1.8 million in cash paid for capitalized software.

Financing activities provided net cash of $536.6 million for the six months ended June 30, 2015, representing net proceeds of $717.9 million from common stock issuance, $8.7 million from stock option exercises and related income tax windfall benefits of $5.1 million. These proceeds were partially offset by repayments of debt totaling $174.0 million and the payment of $21.1 million in quarterly dividends.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2015, we held approximately $69.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At June 30, 2015, we held approximately $37.7 million in cash by subsidiaries of SS&C Technologies Holdings Europe S.A.R.L., or SS&C Sarl, the foreign borrower under our credit facility that will be used to facilitate debt servicing of SS&C Sarl. At June 30, 2015, we held approximately $25.7 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $4.5 million.

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

In November 2014, we drew down on the revolving credit facility in the amount of $75.0 million to fund part of the purchase price of the acquisition of DSTGS. The $75.0 million in principal amount outstanding under the revolving credit facility was repaid in June 2015.

As of June 30, 2015, there was $119.2 million in principal amount outstanding under the term A-2 facility, $318.8 million in principal amount outstanding under the term B-1 facility, $33.0 million in principal amount outstanding under the term B-2 facility.

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

In connection with the acquisition of Advent in July 2015, we entered into $2.63 billion in aggregate principal amount of new senior secured credit facilities and $600.0 million in aggregate principal amount of 5.875% senior notes due 2023. A portion of these proceeds was used to repay the credit facility outstanding at June 30, 2015.

Covenant Compliance

The Credit Agreement contains customary covenants limiting our ability and the ability of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains a financial covenant requiring SS&C to maintain a consolidated net senior secured leverage ratio. As of June 30, 2015, we were in compliance with the financial and non-financial covenants.

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

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. As of June 30, 2015, we were in compliance with the financial ratios and other financial condition tests. Our continued ability to meet this financial ratio and these tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio and these tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Credit Agreement. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015
Net income	$39,128	$27,245	$65,374	$53,693	$142,808
Interest expense, net	5,419	6,569	11,019	13,667	22,824
Income taxes	13,640	11,516	23,420	24,309	45,638
Depreciation and amortization	26,107	24,896	52,103	49,832	102,102

EBITDA	84,294	70,226	151,916	141,501	313,372
Purchase accounting adjustments (1)	302	—	699	(27)	1,202
Unusual or non-recurring charges (2)	1,158	4,570	10,250	6,584	8,542
Acquired EBITDA and cost savings (3)	389	—	2,156	—	19,645
Stock-based compensation	4,208	2,795	8,314	5,770	14,027
Capital-based taxes	(636)	—	(636)	6	(636)
Other (4)	47	132	142	83	374

Consolidated EBITDA	$89,762	$77,723	$172,841	$153,917	$356,526

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include severance expenses, foreign currency gains and losses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with acquisitions, facilities and the sale of fixed assets.
(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the six months ended June 30, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	4.50x	0x

(1)	Calculated as the ratio of consolidated senior secured funded debt, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations and capital lease obligations. This covenant is applied at the end of each quarter.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The guidance was initially effective January 1, 2017 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2015, we had total variable interest rate debt of $471.0 million. As of June 30, 2015, a 1% increase in interest rates would result in an increase in interest expense of approximately $2.6 million per year.

During the six months ended June 30, 2015, approximately 32% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2015. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 5 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions.

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Any such acquisitions could be significant. However, acquisitions, including the Advent acquisition, could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

•	combine operations, facilities and differing firm cultures,

•	maintain employee morale or retain the clients or employees of acquired entities,

•	generate market demand for new products and services,

•	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations, including compliance with laws, rules and regulations in multiple jurisdictions,

•	integrate the technical teams of acquired companies with our engineering organization, or

•	incorporate acquired technologies, products and services into our current and future product and service lines.

As a result, although we have identified approximately $45 million in anticipated annual run-rate, pre-tax cost synergies in connection with the Advent acquisition that we expect to achieve by the end of three years from the closing of the Advent acquisition, but there is no guarantee that we will be able to achieve any or all of these cost savings. We expect the cost synergies to be created from operational efficiencies, integration of our business support functions, reduction in facility costs and elimination of public company expenses.

The process of integrating the operations of Advent and other acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our business or financial results. The Advent acquisition and other acquisitions may also place a significant strain on our administrative, operational, financial and other resources. In addition, certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us. Acquisitions may also expose us to litigation from our stockholders arising out of the acquisition, which, even if unsuccessful, could be costly to defend and serve as a distraction to management.

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
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: July 29, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, dated March 30, 2015 is incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 1, 2015 ( (File No. 001-34675)

3.2	Amended and Restated By-laws of the Registrant is incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-164043)

10.1	First Amended and Restated Employment Agreement, dated March 31, 2015, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2015 ( (File No. 001-34675)

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements.