Form 10-Q
period 2015-09-30
SS&C Technologies Holdings Inc
filed 2015-11-09
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 97,250,254 shares of the registrant’s common stock outstanding as of November 5, 2015.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$503,810	$109,577
Accounts receivable, net of allowance for doubtful accounts of $2,546 and $2,241, respectively	154,980	94,359
Prepaid expenses and other current assets	25,094	14,927
Prepaid income taxes	27,981	11,857
Deferred income taxes	8,898	2,975
Restricted cash	3,208	1,477

Total current assets	723,971	235,172
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	36,761	28,521
Equipment, furniture, and fixtures	98,052	79,564

	137,468	110,740
Less: accumulated depreciation	(65,442)	(56,463)

Net property, plant and equipment	72,026	54,277
Deferred income taxes	950	1,135
Goodwill (Note 4)	3,501,892	1,573,227
Intangible and other assets, net of accumulated amortization of $496,322 and $416,708, respectively	1,478,384	402,344

Total assets	$5,777,223	$2,266,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 3)	$33,000	$20,470
Accounts payable	15,392	12,004
Income taxes payable	—	1,116
Accrued employee compensation and benefits	58,713	53,975
Deferred taxes	—	110
Interest payable	8,193	—
Other accrued expenses	38,892	30,666
Deferred revenue	183,693	73,254

Total current liabilities	337,883	191,595
Long-term debt, net of current portion (Note 3)	2,795,942	599,268
Other long-term liabilities	58,431	26,446
Deferred income taxes	509,720	102,176

Total liabilities	3,701,976	919,485

Commitments and contingencies (Note 10)
Stockholders’ equity (Note 2):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000 shares authorized; 2,704 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 200,000 shares and 100,000 shares authorized, respectively; 95,215 shares and 82,268 shares issued, respectively, and 94,429 shares and 81,482 shares outstanding, respectively, of which 14 and 17 are unvested, respectively	952	822
Additional paid-in capital	1,747,160	964,845
Accumulated other comprehensive loss	(66,537)	(15,121)
Retained earnings	411,630	414,082

	2,093,232	1,364,655
Less: cost of common stock in treasury, 786 shares	(17,985)	(17,985)

Total stockholders’ equity	2,075,247	1,346,670

Total liabilities and stockholders’ equity	$5,777,223	$2,266,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Recurring	$260,841	$177,035	$643,483	$524,107
Non-recurring	20,053	15,563	55,914	43,023

Total revenues	280,894	192,598	699,397	567,130
Cost of revenues:
Recurring	139,542	94,991	343,197	286,775
Non-recurring	12,322	6,392	30,477	18,340

Total cost of revenues	151,864	101,383	373,674	305,115

Gross profit	129,030	91,215	325,723	262,015
Operating expenses:
Selling and marketing	37,082	11,581	64,400	35,682
Research and development	37,389	13,935	74,517	41,461
General and administrative	39,607	11,336	70,370	38,095

Total operating expenses	114,078	36,852	209,287	115,238

Operating income	14,952	54,363	116,436	146,777
Interest expense, net	(32,645)	(6,071)	(43,664)	(19,738)
Other income, net	6,953	1,532	5,282	787
Loss on extinguishment of debt	(30,417)	—	(30,417)	—

(Loss) income before income taxes	(41,157)	49,824	47,637	127,826
(Benefit) provision for income taxes	(6,547)	8,997	16,873	33,306

Net (loss) income	$(34,610)	$40,827	$30,764	$94,520

Basic (loss) earnings per share	$(0.36)	$0.49	$0.35	$1.14

Basic weighted average number of common shares outstanding	96,853	83,532	88,886	83,127

Diluted (loss) earnings per share	$(0.36)	$0.47	$0.33	$1.08

Diluted weighted average number of common and common equivalent shares outstanding	96,853	87,392	93,235	87,125

Net (loss) income	$(34,610)	$40,827	$30,764	$94,520
Other comprehensive loss:
Foreign currency exchange translation adjustment	(38,005)	(31,850)	(51,416)	(22,234)

Total comprehensive loss	(38,005)	(31,850)	(51,416)	(22,234)

Comprehensive (loss) income	$(72,615)	$8,977	$(20,652)	$72,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flow from operating activities:
Net income	$30,764	$94,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,840	74,493
Amortization of loan origination costs and original issue discount	5,473	4,397
Loss on extinguishment of debt	3,954	—
Income tax benefit related to exercise of stock options	(11,141)	(10,735)
Deferred income taxes	(27,030)	(11,661)
Stock-based compensation expense	31,435	8,554
Provision for doubtful accounts	601	672
Loss on sale or disposition of property and equipment	339	672
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(5,234)	(395)
Prepaid expenses and other assets	(5,109)	(5,302)
Income taxes prepaid and payable	(1,125)	13,715
Accounts payable	(1,755)	636
Accrued expenses	(28,437)	(637)
Deferred revenue	26,992	(4,664)

Net cash provided by operating activities	120,567	164,265

Cash flow from investing activities:
Additions to property and equipment	(9,462)	(11,879)
Proceeds from sale of property and equipment	56	27
Cash paid for business acquisitions, net of cash acquired	(2,614,785)	—
Additions to capitalized software	(3,370)	(2,688)
Net changes in restricted cash	—	983

Net cash used in investing activities	(2,627,561)	(13,557)

Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	3,068,075	—
Repayments of debt	(823,448)	(174,000)
Income tax benefit related to exercise of stock options	11,141	10,735
Proceeds from exercise of stock options	10,618	16,070
Proceeds from common stock issuance, net	717,802	—
Dividends paid on common stock	(33,216)	—
Purchase of common stock for treasury	—	(11,223)
Payment of fees related to refinancing activities	(45,781)	(512)

Net cash provided by (used in) financing activities	2,905,191	(158,930)

Effect of exchange rate changes on cash	(3,964)	(1,168)

Net increase (decrease) in cash	394,233	(9,390)
Cash, beginning of period	109,577	84,470

Cash, end of period	$503,810	$75,080

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

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 (the “2014 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2014, which were included in the 2014 Form 10-K. The December 31, 2014 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

In connection with the acquisition of Advent and the related increase in term license revenues, the Company condensed its presentation of revenues on its Condensed Consolidated Statements of Comprehensive Income to illustrate its two types of revenue streams: recurring revenues and non-recurring revenues.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and retrospective application is required once adopted. As early adoption is permitted, the Company adopted this standard in the third quarter of 2015, which resulted in a reclassification of $19.2 million of deferred financing fees from intangible and other assets to a reduction in long-term debt, net of current portion in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2014. As of September 30, 2015, deferred financing fees of $55.8 million were recorded as a reduction in long-term debt, net of current portion, in the Company’s Condensed Consolidated Balance Sheet. The change does not impact the results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

users of financial statements through improved revenue disclosure requirements. The guidance was initially effective January 1, 2017 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

Note 2—Stockholders’ Equity

Public offering

In June 2015, the Company completed a public offering of its common stock. The offering included 12,075,000 newly issued shares of common stock sold by the Company (including 1,575,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares) at an offering price of $61.50 per share for which the Company received total net proceeds of approximately $717.9 million.

Authorized shares

In March 2015, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

Dividends

In 2015, the Company paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015, June 15, 2015 and September 15, 2015 to stockholders of record as of the close of business on March 2, 2015, June 1, 2015 and September 1, 2015, respectively, totaling $33.2 million.

Note 3—Debt

At September 30, 2015 and December 31, 2014, debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior secured credit facilities, weighted-average interest rate of 3.89%	$2,300,000	$—
5.875% senior notes due 2023	600,000	—
Prior facility, weighted-average interest rate of 2.93%	—	645,000
Unamortized original issue discount and debt issuance costs	(71,058)	(25,262)

	2,828,942	619,738
Less current portion of long-term debt	33,000	20,470

Long-term debt	$2,795,942	$599,268

Senior Secured Credit Facilities

On July 8, 2015, in connection with its acquisition of Advent Software, Inc. (“Advent”), the Company entered into a credit agreement with SS&C, SS&C European Holdings S.A.R.L., an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”) and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C (“SS&C Tech Sarl”) as the borrowers (“Credit Agreement”). The Credit Agreement has four tranches of term loans (together the “Term Loans”): (i) a $98 million term A-1 facility with a five year term for borrowings by SS&C Sarl (“Term A-1 Loan”); (ii) a $152 million term A-2 facility with a five year term for borrowings by SS&C Tech Sarl (“Term A-2 Loan”); (iii) a $1.82 billion term B-1 facility with a seven year term for borrowings by SS&C (“Term B-1 Loan”); and (iv) a $410 million term B-2 facility with a seven year term for borrowings by SS&C Sarl (“Term B-2 Loan”).

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in commitments (“Revolving Credit Facility”). The Revolving Credit Facility contains a $25 million letter of credit sub-facility, of which $0 has been drawn.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The Term A-1 Loan, Term A-2 Loan and the Revolving Credit Facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and are subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.0 times, to 2.50% in the case of the LIBOR margin and 1.50% in the case of the base rate margin. The Term B-1 Loan and Term B-2 Loan initially bear interest at either LIBOR plus 3.25%, with LIBOR subject to a 0.75% floor, or at the base rate plus 2.25%, and are subject to a step-down at any time SS&C’s consolidated net leverage ratio is less than 4.0 times, to 3.00% in the case of the LIBOR margin and 2.00% in the case of the base rate margin.

A portion of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of Advent and to repay all amounts outstanding under the Company’s then-existing credit facility (“Prior Facility”), which was subsequently terminated. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released. The refinancing of the Prior Facility was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Loss on extinguishment of debt section below.

The Company is required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term B-1 Loan and Term B-2 Loan, with the balance due and payable on the seventh anniversary of its incurrence. The Company is required to make scheduled quarterly payments of 1.25% of the original principal amount of the Term A-1 Loan and Term A-2 Loan until September 30, 2017 and quarterly payments of 2.50% of the original principal amount of the Term A-1 Loan and Term A-2 Loan from December 31, 2017 until June 30, 2020 with the balance due and payable on the fifth anniversary of the incurrence thereof. No amortization is required under the Revolving Credit Facility.

The Company’s obligations under the Term Loans are guaranteed by (i) Holdings and each of its existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-1 Loan and the Revolving Credit Facility and (ii) Holdings, SS&C and each of its existing and future wholly-owned restricted subsidiaries, in the case of the Term A-1 Loan, the Term A-2 Loan and the Term B-2 Loan.

The obligations of the U.S. loan parties under the Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the Credit Agreement are secured by substantially all of Holdings’ and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of Holdings’ wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of its subsidiaries, pay dividends on its capital stock or redeem, repurchase or retire its capital stock, alter the business the Company conducts, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with its affiliates. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the Credit Agreement contains a financial covenant for the benefit of the Revolving Credit Facility as well as the Term A-1 Loan and the Term A-2 Loan, requiring the Company to maintain a consolidated net senior secured leverage ratio. As of September 30, 2015, the Company was in compliance with the financial and non-financial covenants.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Senior Notes

On July 8, 2015, in connection with the acquisition of Advent, the Company issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (“Senior Notes”). The Senior Notes are guaranteed by SS&C and each of the Company’s wholly-owned domestic subsidiaries that borrows or guarantees obligations under the Credit Agreement. The guarantees are full and unconditional and joint and several. The Senior Notes are unsecured senior obligations that are equal in right of payments to all existing and future senior debt, including the Credit Agreement.

The Company is required to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which the Company will offer in exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, and cause the exchange offer registration statement to be declared effective within 365 days following the issuance of the Senior Notes. If the Company is not able to complete the exchange offer registration statement in the period stated or at all (or a shelf registration statement with the SEC to cover resales of the Senior Notes is not declared effective), the interest rate on the notes will increase 0.25% per year. The amount of additional interest will increase an additional 0.25% per year for any subsequent 90-day period in which the Company has not yet completed and have declared effective a registration statement, up to a maximum additional interest rate of 1.00% per year.

At any time after July 15, 2018, the Company may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 15, 2018, the Company may to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, repurchase or redeem subordinated debt, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with its affiliates. Any event of default under the Credit Agreement that leads to an acceleration of those amounts due also results in a default under the indenture governing the Senior Notes.

As of September 30, 2015, there were $600.0 million in principal amount of Senior Notes outstanding.

Debt issuance costs

In connection with the Credit Agreement and the Senior Notes, the Company capitalized an aggregate of $45.8 million in financing costs. Capitalized financing costs of $2.1 million and $1.1 million were amortized to interest expense in the three months ended September 30, 2015 and 2014, respectively. Capitalized financing costs of $4.3 million and $3.3 million were amortized to interest expense in the nine months ended September 30, 2015 and 2014, respectively.

Additionally, the Company amortized to interest expense $0.5 million and $0.3 million of the original issue discount in the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $1.1 million of the original issue discount in the nine months ended September 30, 2015 and 2014, respectively.

Loss on extinguishment of debt

The Company recorded a $30.4 million loss on extinguishment of debt in the three and nine months ended September 30, 2015 in connection with the repayment and termination of its Prior Facility. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing costs and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing costs related to the Credit Agreement for amounts accounted for as a debt modification.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair value of debt

The carrying amounts and fair values of financial instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$2,300,000	$2,300,354	$—	$—
5.875% senior notes due 2023	600,000	606,000	—	—
Prior facility	—	—	645,000	641,141

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices.

Future maturities of debt

At September 30, 2015, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2015	$8,250
2016	33,000
2017	36,125
2018	45,500
2019 and thereafter	2,777,125

$2,900,000

Note 4—Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2015 is as follows (in thousands):

Balance at December 31, 2014	$1,573,227
Adjustments to previous acquisitions	138
Current year acquisitions	1,968,687
Effect of foreign currency translation	(40,160)

Balance at September 30, 2015	$3,501,892

Note 5—Recurring and non-recurring revenues

In connection with the acquisition of Advent and the related increase in term license revenues, the Company condensed its presentation of revenues on its Condensed Consolidated Statements of Comprehensive Income to illustrate its two types of revenue streams: recurring revenues and non-recurring revenues. Recurring revenues consist of software-enabled services, term licenses and perpetual maintenance. Non-recurring revenues consist of professional services and perpetual licenses. The Company’s prior presentation required that revenues from term license agreements be allocated between license revenue and maintenance revenue, with the license portion being reported together with revenue from perpetual license agreements as “Software licenses”, and the maintenance portion being reported together with maintenance revenue related to perpetual licenses as “Maintenance”. The Company reclassified $2.1 million from “Software licenses” and $0.9 million from “Maintenance” to “Term licenses” for the three months ended September 30, 2014. The Company reclassified $7.1 million from “Software licenses” and $2.5 million from “Maintenance” to “Term licenses” for the nine months ended September 30, 2014. The revised presentation better illustrates the nature of the Company’s revenues, as the prior presentation did not clearly indicate the recurring nature of the license portion of revenue from term license agreements. The Company has not changed its accounting methods for revenue recognition.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Software-enabled services	$180,744	$149,285	$484,434	$440,215
Term licenses	30,708	3,023	41,935	9,620
Perpetual maintenance	49,389	24,727	117,114	74,272

Total recurring revenues	$260,841	$177,035	$643,483	$524,107

Professional services	$13,546	$8,522	$33,388	$23,542
Perpetual licenses	6,507	7,041	22,526	19,481

Total non-recurring revenues	$20,053	$15,563	$55,914	$43,023

Note 6—Income Taxes

The effective tax rate was 16% and 18% for the three months ended September 30, 2015 and 2014, respectively, and the effective tax rate was 35% and 26% for the nine months ended September 30, 2015 and 2014, respectively. The change for the three months ended September 30, 2015 was primarily due to the benefit received from a decrease in pre-tax income from domestic operations taxed at a high statutory rate, partially offset by the unfavorable impact of nondeductible transaction costs and the repatriation of foreign income. The change for the nine months ended September 30, 2015 was primarily due to the impact of nondeductible transaction costs, repatriation of foreign income, and decreased earnings of foreign operations, relative to the decrease in pre-tax book income.

Included in the allocation of the purchase price for the acquisition of Advent, the Company recorded i) a net deferred tax liability of $431.2 million related to the acquired intangible assets for which amortization will not be deductible for tax purposes and ii) unrecognized tax benefits of $14.6 million. The Company’s unrecognized tax benefits relate to certain Federal and State tax incentives and are recorded in long term liabilities.

Note 7—Earnings per Share

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	96,853	83,532	88,886	83,127
Weighted average common stock equivalents – options and restricted shares	—	3,860	4,349	3,998

Weighted average common and common equivalent shares outstanding	96,853	87,392	93,235	87,125

Weighted average stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and restricted stock to purchase 14,403,354 and 1,721,503 shares were outstanding for the three months ended September 30, 2015 and 2014, respectively, and weighted average stock options, SARs and RSUs to purchase 3,109,860 and 1,790,459 shares were outstanding for the nine months ended September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be anti-dilutive. No dilutive securities have been included in the diluted EPS calculation for the three months ended September 30, 2015 due to the Company’s reported net loss for the quarter.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 8—Stock-based Compensation

For stock options, SARs, RSUs and restricted stock, the total amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Comprehensive Income Classification	2015	2014	2015	2014
Cost of recurring revenues	$2,435	$985	$5,767	$3,150
Cost of non-recurring revenues	530	108	855	324

Total cost of revenues	2,965	1,093	6,622	3,474
Selling and marketing	9,936	538	11,423	1,673
Research and development	5,464	279	6,359	862
General and administrative	4,756	874	7,031	2,545

Total operating expenses	20,156	1,691	24,813	5,080

Total stock-based compensation expense	$23,121	$2,784	$31,435	$8,554

In connection with its acquisition of Advent, the Company assumed Advent’s outstanding unvested equity awards which were converted into 2.5 million unvested stock options and SARs and 0.7 million unvested RSUs. The awards were converted into rights to receive SS&C common stock. All other terms and conditions of the awards remained unchanged. During the three months ended September 30, 2015, the Company recognized stock-based compensation expense of $18.8 million related to these assumed awards, of which $11.1 million related to one-time charges for the accelerated vesting of certain awards.

A summary of stock option and SAR activity as of and for the nine months ended September 30, 2015 is as follows (in thousands):

Shares of Common Stock Underlying Award
Outstanding at January 1, 2015	11,720,648
Granted	1,137,950
Equity awards assumed from Advent	2,480,953
Cancelled/forfeited	(331,790)
Exercised	(868,949)

Outstanding at September 30, 2015	14,138,812

A summary of RSU activity as of and for the nine months ended September 30, 2015 is as follows (in thousands):

Number of Shares
Outstanding at January 1, 2015	—
Equity awards assumed from Advent	659,760
Cancelled/forfeited	(24,689)
Vested	(95,612)

Outstanding at September 30, 2015	539,459

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company recorded $11.1 million and $10.7 million of income tax benefits related to the exercise of stock options during the nine months ended September 30, 2015 and 2014, respectively. These amounts were recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

Note 9—Acquisitions

Varden Technologies

On September 1, 2015, SS&C purchased the assets of Varden for approximately $25.3 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Varden provides cloud-based client and advisor communication solutions for investment firms.

The net assets and results of operations of Varden have been included in the Company’s consolidated financial statements from September 1, 2015. The fair value of the intangible assets, consisting of customer relationships, completed technology, trade name and a non-compete agreement, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, the excess earnings method was utilized for the customer relationships and the lost profits method was utilized for the non-compete agreement. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately eight years, customer relationships and trade name are amortized over approximately ten years and the non-compete agreement is amortized over approximately three years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

Advent Software, Inc.

On July 8, 2015, the Company purchased all of the outstanding stock of Advent for approximately $2.6 billion in cash, equating to $44.25 per share plus $14.8 million in costs, fees and expenses associated with the transaction, in part, using the equity and debt financing discussed in Notes 2 and 3. Advent provides software and services for the global investment management industry.

The net assets and results of operations of Advent have been included in the Company’s consolidated financial statements from July 8, 2015. The fair value of the intangible assets, consisting of customer relationships, completed technology and trade name, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately twelve years, customer relationships are amortized over approximately twelve years and trade name is amortized over approximately ten years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The following summarizes the preliminary allocation of the purchase price for the acquisitions of Varden and Advent (in thousands):

	Varden	Advent
Accounts receivable	$1,186	$57,326
Fixed assets	26	22,286
Other assets	34	14,998
Acquired customer relationships and contracts	9,000	823,000
Completed technology	3,700	311,000
Trade name	300	18,000
Non-compete agreement	100	—
Goodwill	12,815	1,955,872
Deferred revenue	(827)	(90,126)
Deferred income taxes	—	(431,158)
Other liabilities assumed	(3,200)	(85,696)

Consideration paid, net of cash received	$23,134	$2,595,502

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The consideration paid, net of cash acquired for Advent above includes $11.7 million of non-cash consideration related to the fair value of unvested acquired equity awards with a pre-acquisition service period. This amount is excluded from “Cash paid for business acquisitions, net of cash acquired” for the nine months ended September 30, 2015 on the Company’s Condensed Consolidated Statement of Cash Flows. The consideration paid, net of cash acquired for DST Global Solutions (“DSTGS”) as disclosed in the footnotes of the Company’s 2014 Form 10-K included an estimated working capital adjustment of $7.9 million, which was paid in the second quarter of 2015. This amount is included in “Cash paid for business acquisitions, net of cash acquired” for the nine months ended September 30, 2015 on the Company’s Condensed Consolidated Statement of Cash Flows.

The fair value of acquired accounts receivable balances for Varden and Advent approximates the contractual amounts due from acquired customers, except for approximately $2.6 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by Advent.

The Company reported revenues totaling $72.2 million from Advent and Varden from their respective acquisition dates through September 30, 2015.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Varden and Advent occurred on January 1, 2014 and DSTGS occurred on January 1, 2013. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The net assets and results of operations for the acquisitions are included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$309,268	$298,812	$932,833	$844,521
Net income	$16,628	$16,319	$15,186	$(60,503)
Basic earnings per share	$0.17	$0.20	$0.17	$(0.73)
Basic weighted average number of common shares outstanding	96,853	83,532	88,886	83,127
Diluted earnings per share	$0.16	$0.19	$0.16	$(0.73)
Diluted weighted average number of common and common equivalent shares outstanding	101,312	87,392	93,235	83,127

Pending acquisitions

On September 14, 2015, the Company announced the acquisition of Primatics Financial for approximately $122 million on a cash and debt free basis from The Carlyle Group. The acquisition is expected to close in the fourth quarter of 2015. Primatics is a leader in accounting, forecasting, regulatory reporting, reserving and stress testing solutions to financial institutions holding or acquiring loans.

On August 18, 2015, the Company announced the acquisition of Citigroup’s Alternative Investor Services business, which includes Hedge Fund Services and Private Equity Fund Services, for $425 million, subject to certain adjustments. The transaction is subject to approvals by relevant regulatory authorities and other customary closing conditions. The transaction is expected to close in the first quarter of 2016.

Note 10—Commitments and Contingencies

Millennium Actions

Several actions (the “Millennium Actions”) have been filed in various jurisdictions against the Company’s subsidiaries, GlobeOp Financial Services Ltd and Globeop Financial Services LLC (“GlobeOp”), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, Ltd. and Millennium Global Emerging Credit Master Fund Ltd. (the “Millennium Funds”). These actions include (i) a putative class action in the U.S. District Court for the Southern District of New York (the “U.S. Class Action”) on behalf of a putative class of investors in the Millennium Funds filed in May 2012 asserting claims of $844 million (the alleged aggregate value of assets under management by the Millennium Funds at the funds’ peak valuation); (ii) an arbitration proceeding in the United Kingdom (the “UK Arbitration”) on behalf of Millennium Global Investments Ltd. and Millennium Asset Management Ltd., the Millennium Funds’ investment manager and administrative manager, respectively (together, the “Millennium Managers”), which commenced with a request for arbitration in July 2011, seeking an indemnity of $26.5 million for sums paid by way of settlement to the Millennium Funds in a separate arbitration to which GlobeOp was not a party, as well as an indemnity for any losses that may be incurred by the Millennium Managers in the U.S. Class Action; and (iii) a claim in the same UK Arbitration proceeding by the liquidators on behalf of the Millennium Global Emerging Credit

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Master Fund Ltd. (the “Master Fund”) against GlobeOp for damages alleged to be in excess of $160 million. These actions allege that GlobeOp breached its contractual obligations and/or negligently breached a duty of care in the performance of services for the Millennium Fund and that, inter alia, GlobeOp should have discovered and reported a fraudulent scheme perpetrated by the portfolio manager employed by the investment manager. The U.S. Class Action also asserts claims against SS&C identical to the claims against GlobeOp in that action. In the UK Arbitration, GlobeOp has asserted counterclaims against both the Millennium Managers and the Master Fund for indemnity, including in respect of the U.S. Class Action.

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

Hearings in the UK Arbitration were conducted in London in July and August 2013, September 2014 and December 2014. On July 31, 2015, the Tribunal in the UK Arbitration issued its Partial Final Award dismissing in its entirety the claims of the liquidators of the Master Fund against GlobeOp. The Tribunal’s decision is appealable only on limited grounds and, as of the date of this filing, no such appeal has been noticed. The Tribunal will conduct further proceedings in respect of the allocation of costs associated with the UK Arbitration and has reserved judgment on GlobeOp’s claim for indemnity in respect of its arbitration costs.

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

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2014 Form 10-K. Our critical accounting policies are described in the 2014 Form 10-K and include:

•	Revenue Recognition

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

Acquisitions of Advent and Varden

On July 8, 2015, we purchased all of the outstanding stock of Advent for approximately $2.6 billion in cash, equating to $44.25 per share plus the costs, fees and expenses associated with the transaction. In connection with the acquisition, we entered into a new Credit Agreement, which is discussed in Note 3 to our Condensed Consolidated Financial Statements. Advent provides software and services for the global investment management industry.

On September 1, 2015, we purchased the assets of Varden for approximately $25.3 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Varden provides cloud-based client and advisor communication solutions for investment firms.

The discussion in this Part I, Item 2 of this Quarterly Report on Form 10-Q includes the operations of Advent and Varden for the respective time periods each were owned by SS&C.

Results of Operations

Revenues

We derive our revenue from two sources: recurring revenues and, to a lesser degree, non-recurring revenues. Recurring revenues consist of software-enabled services, term license and perpetual maintenance arrangements. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Term license revenues vary based on the rate by which we add or lose clients over time. Perpetual maintenance revenues vary based on customer retention, the number of perpetual licenses and on the annual increases in fees, which are generally tied to the consumer price index. Non-recurring revenues consist of professional services and perpetual license fees and tend to fluctuate based on the number of new licensing clients and demand for consulting services. See Note 5 to our Condensed Consolidated Financial Statements for discussion of the change in revenue presentation compared to prior periods.

Recurring Revenues

The following table sets forth recurring revenues (dollars in thousands) and percent change in recurring revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Recurring revenues:
Software-enabled services	$180,744	$149,285	21%	$484,434	$440,215	10%
Term licenses	30,708	3,023	916	41,935	9,620	336
Perpetual maintenance	49,389	24,727	100	117,114	74,272	58

Total recurring revenues	$260,841	$177,035	47	$643,483	$524,107	23

Percent of total revenues	93%	92%		92%	92%

Three Months Ended September 30, 2015 versus 2014. Our recurring revenues increased primarily due to revenues related to our acquisitions of Advent and Varden in the third quarter of 2015 and DSTGS in the fourth quarter of 2014, as well as a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $3.4 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Software-enabled services, term licenses and perpetual maintenance revenues experienced increases due to the acquisitions, which contributed revenues of $27.6 million, $27.4 million and $25.0 million, respectively, in 2015. These amounts reflect reductions of $27.0 million in term licenses revenues and $0.2 million in perpetual maintenance revenues related to the fair value adjustment of acquired deferred revenue for these acquisitions.

Nine Months Ended September 30, 2015 versus 2014. Our revenues increased primarily due to revenues related to our acquisitions of Advent and Varden in the third quarter of 2015 and DSTGS in the fourth quarter of 2014, as well as a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $9.6 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Perpetual maintenance, term licenses and software-enabled services revenues experienced increases due to the acquisitions, which contributed revenues of $44.3 million, $31.7 million and $28.0 million, respectively, in 2015. These amounts reflect reductions of $27.5 million in term licenses revenues and $0.4 million in perpetual maintenance revenues related to the fair value adjustment of acquired deferred revenue for these acquisitions.

Non-recurring Revenues

The following table sets forth non-recurring revenues (dollars in thousands) and percent change in non-recurring revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Non-recurring revenues:
Professional services	$13,546	$8,522	59%	$33,388	$23,542	42%
Perpetual licenses	6,507	7,041	(8)	22,526	19,481	16

Total non-recurring revenues	$20,053	$15,563	29	$55,914	$43,023	30

Percent of total revenues	7%	8%		8%	8%

Three Months Ended September 30, 2015 versus 2014. Our non-recurring revenues increased primarily due to revenues related to our acquisitions, partially offset by the unfavorable impact from foreign currency translation of $0.2 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Professional services and perpetual license revenues experienced increases due to the acquisitions, which contributed revenues of $5.9 million and $1.3 million, respectively, in 2015. Professional services revenues reflect a reduction of $3.3 million related to the fair value adjustment of acquired deferred revenue related to Advent.

Nine Months Ended September 30, 2015 versus 2014. Our non-recurring revenues increased primarily due to revenues related to our acquisitions, partially offset by the unfavorable impact from foreign currency translation of $0.6 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Professional services and perpetual license revenues experienced increases due to the acquisitions, which contributed revenues of $10.7 million and $4.2 million, respectively, in 2015. Professional services revenues reflect a reduction of $3.3 million related to the fair value adjustment of acquired deferred revenue related to Advent.

Cost of Revenues

Cost of recurring revenues consists primarily of costs related to personnel utilized in servicing our software-enabled services and maintenance contracts and amortization of intangible assets. Cost of non-recurring revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services and amortization of intangible assets.

The following table sets forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues:
Recurring revenues	53%	54%	53%	55%
Non-recurring revenues	61	41	55	43
Total cost of revenues	54	53	53	54
Gross margin percentage	46	47	47	46

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Cost of revenues:
Recurring revenues	$139,542	$94,991	47%	$343,197	$286,775	20%
Non-recurring revenues	12,322	6,392	93	30,477	18,340	66

Total cost of revenues	$151,864	$101,383	50	$373,674	$305,115	22

Three and Nine Months Ended September 30, 2015 versus 2014. Our total cost of revenues increased primarily due to our acquisitions of Advent, Varden and DSTGS, which added costs of $48.6 million and $61.5 million for the three and nine months ended September 30, 2015, respectively. Included in those costs are one-time charges of $0.2 million in the three-month period and $2.3 million in the nine-month period related to the elimination of redundant positions within the acquired businesses. Additionally, our cost of revenues for both periods included stock-based compensation expense of $1.3 million related to the unvested equity awards assumed with the acquisition of Advent. These increases were partially offset by the favorable impact from foreign currency translation of $2.8 million and $8.4 million, respectively, for the three- and nine-month periods, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

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

The following table sets forth each of the following operating expenses as a percentage of our total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Selling and marketing	13%	6%	9%	6%
Research and development	13	7	11	7
General and administrative	14	6	10	7
Total operating expenses	40	19	30	20

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Operating expenses:
Selling and marketing	$37,082	$11,581	220%	$64,400	$35,682	80%
Research and development	37,389	13,935	168	74,517	41,461	80
General and administrative	39,607	11,336	249	70,370	38,095	85

Total operating expenses	$114,078	$36,852	210	$209,287	$115,238	82

Three and Nine Months Ended September 30, 2015 versus 2014. The increase in total operating expenses in 2015 was primarily due to our acquisitions of Advent, Varden and DSTGS, which added expenses of $62.2 million and $79.1 million for the three and nine months ended September 30, 2015, respectively. Included in those costs are one-time charges of $12.6 million in the three-month period and $15.3 million in the nine-month period related to the elimination of redundant positions within the acquired businesses. Additionally, our operating expenses for both periods included stock-based compensation expense of $6.6 million related to the unvested equity awards assumed with the acquisition of Advent. (See Note 8 to our Condensed Consolidated Financial Statements for further discussion of stock-based compensation.) Included in general and administrative expenses for the three and nine months ended September 30, 2015 are professional fees of $12.2 million and $14.9 million, respectively, associated with our acquisitions of Advent and Varden. These increases were partially offset by the favorable impact from foreign currency translation of $1.2 million and $3.3 million, respectively, for the three- and nine-month periods, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014 for Interest, Taxes and Other Items

Interest expense, net. We had net interest expense of $32.6 million and $43.7 million for the three and nine months ended September 30, 2015, respectively, compared to $6.1 million and $19.7 million for the three and nine months ended September 30, 2014, respectively. The increase in interest expense for the three- and nine-month periods reflects incremental borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015, which resulted in a higher debt balance. This increase was partially offset by the impact of repayments of the Prior Facility and a decrease in average interest rates resulting from the 2014 repricing. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. Other income, net for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014 consists primarily of foreign currency transaction gains. Other income, net for the nine months ended September 30, 2014 consists primarily of foreign currency transaction gains, partially offset by an increase to the contingent consideration liability for the Prime acquisition.

Loss on extinguishment of debt. We recorded a $30.4 million loss on extinguishment of debt in the three months ended September 30, 2015 in connection with the repayment and termination of our Prior Facility. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing fees related to the Credit Agreement for amounts accounted for as a debt modification.

(Benefit) provision for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Benefit) provision for income taxes	$(6,547)	$8,997	$16,873	$33,306
Effective tax rate	16%	18%	35%	26%

Our September 30, 2015 and 2014 effective rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in effective rate from 2014 to 2015 for the nine-month period was primarily due to the impact of nondeductible transaction costs, repatriation of foreign income, and decreased earnings of foreign operations. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of the Company’s non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be approximately 26.5%, 34.6% and 20.3%, respectively, in 2015. The consolidated expected effective tax rate for the year ended December 31, 2015 is forecasted to be between 31% and 33%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations and availability under our Revolving Credit Facility to provide sufficient liquidity to fund our current obligations, projected working capital requirements, previously announced acquisitions and capital spending for at least the next twelve months.

In July 2015, we purchased all of the outstanding stock of Advent for approximately $2.6 billion in cash, equating to $44.25 per share plus the costs, fees and expenses associated with the transaction. We funded the acquisition and refinancing of existing debt with $3.1 billion of debt financing, cash on hand and approximately $400.0 million of proceeds from the issuance and sale of our common stock in June 2015.

In 2015, we paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015, June 15, 2015 and September 15, 2015 to stockholders of record as of the close of business on March 2, 2015, June 1, 2015 and September 1, 2015, respectively, totaling $33.2 million.

Our cash and cash equivalents at September 30, 2015 were $503.8 million, an increase of $394.2 million from $109.6 million at December 31, 2014. The increase in cash is primarily due to proceeds received from our borrowings and common stock offering as well as cash provided by operations, proceeds from stock option exercises and the related income tax benefits. These increases were partially offset by cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures.

Net cash provided by operating activities was $120.6 million for the nine months ended September 30, 2015. Cash provided by operating activities primarily resulted from net income of $30.8 million adjusted for non-cash items of $104.5 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $14.7 million. The changes in our working capital accounts were driven by decreases in accrued expenses and accounts payable, increases in accounts receivable and prepaid expenses and other assets and a change in income taxes prepaid and payable, partially offset by an increase in deferred revenues. The increase in deferred revenues was primarily due to an increase in term license contracts as a result of our acquisition of Advent. The decrease in accrued expenses was due to the payment of transaction costs associated with our acquisition of Advent. In total, cash provided by operating activities was negatively affected by one-time payments totaling $64.9 million related to the Advent acquisition, as well as $2.6 million in payments related to the elimination of redundant positions with the acquired businesses. The increase in accounts receivable was primarily due to an increase in revenue and an increase in days’ sales outstanding to 45 days at September 30, 2015 from 42 days at December 31, 2014. The majority of Advent’s term license clients are billed on an annual cycle, rather than monthly, resulting in a slightly longer collection cycle and corresponding increase in days’ sales outstanding.

Investing activities used net cash of $2,627.6 million for the nine months ended September 30, 2015, primarily related to cash paid of $2,606.9 million for the acquisitions of Advent and Varden in the third quarter of 2015, $9.5 million in capital expenditures, $7.9 million for the working capital adjustment associated with the acquisition of DSTGS and $3.4 million in capitalized software.

Financing activities provided net cash of $2,905.2 million for the nine months ended September 30, 2015, representing net cash of $3,068.1 million received from debt borrowings, net proceeds of $717.8 million from common stock issuance, $10.6 million from stock option exercises and related income tax windfall benefits of $11.1 million. These proceeds were partially offset by repayments of debt totaling $823.4 million, the payment of $45.8 million in fees related to refinancing activities and $33.2 million in quarterly dividends. Repayments of debt excludes $1.6 million related to the repayment of original issue discount associated with the Prior Facility, which is reflected as an outflow from operating cash flow.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2015, we held approximately $70.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At September 30, 2015, we held approximately $27.9 million in cash by subsidiaries of SS&C Sarl, the foreign borrower under our credit facility that will be used to facilitate debt servicing of SS&C Sarl. At September 30, 2015, we held approximately $27.9 million in cash at our India operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $4.8 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

On July 8, 2015, in connection with our acquisition of Advent, we entered into a credit agreement with SS&C, SS&C European Holdings S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Sarl, and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Tech Sarl as the borrowers, or Credit Agreement. The Credit Agreement has four tranches of term loans, or together the Term Loans: (i) a $98 million term A-1 facility with a five year term for borrowings by SS&C Sarl, or Term A-1 Loan; (ii) a $152 million term A-2 facility with a five year term for borrowings by SS&C Tech Sarl, or Term A-2 Loan; (iii) a $1.82 billion term B-1 facility with a seven year term for borrowings by SS&C, or Term B-1 Loan; and (iv) a $410 million term B-2 facility with a seven year term for borrowings by SS&C Sarl, or Term B-2 Loan.

In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in commitments, or the Revolving Credit Facility. The Revolving Credit Facility contains a $25 million letter of credit sub-facility.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The Term A-1 Loan, Term A-2 Loan and the Revolving Credit Facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and are subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.0 times, to 2.50% in the case of the LIBOR margin and 1.50% in the case of the base rate margin. The Term B-1 Loan and Term B-2 Loan initially bear interest at either LIBOR plus 3.25%, with LIBOR subject to a 0.75% floor, or at the base rate plus 2.25%, and are subject to a step-down at any time SS&C’s consolidated net leverage ratio is less than 4.0 times, to 3.00% in the case of the LIBOR margin and 2.00% in the case of the base rate margin.

A portion of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of Advent and to repay all amounts outstanding under our then-existing credit facility, or Prior Facility, which was subsequently terminated. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released. The refinancing of the Prior Facility was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Note 3 to our Condensed Consolidated Financial Statements for further discussion of debt.

As of September 30 2015, there was $98.0 million in principal amount outstanding under the term A-1 facility, $152.0 million in principal amount outstanding under the term A-2 facility, $1,770.0 million in principal amount outstanding under the term B-1 facility and $280.0 million in principal amount outstanding under the term B-2 facility. As of September 30, 2015, there was no principal amount drawn under the Revolving Credit Facility.

We are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term B-1 Loan and Term B-2 Loan, with the balance due and payable on the seventh anniversary of its incurrence. We are required to make scheduled quarterly payments of 1.25% of the original principal amount of the Term A-1 Loan and Term A-2 Loan until September 30, 2017 and quarterly payments of 2.50% of the original principal amount of the Term A-1 Loan and Term A-2 Loan from December 31, 2017 until June 30, 2020 with the balance due and payable on the fifth anniversary of the incurrence thereof. No amortization is required under the Revolving Credit Facility.

Our obligations under the Term Loans are guaranteed by (i) Holdings and each of our existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-1 Loan and the Revolving Credit Facility and (ii) Holdings, SS&C and each of our existing and future wholly-owned restricted subsidiaries, in the case of the Term A-1 Loan, the Term A-2 Loan and the Term B-2 Loan.

The obligations of the U.S. loan parties under the Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the Credit Agreement are secured by substantially all of Holdings’ and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of Holdings’ wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. As of September 30, 2015, we were in compliance with the financial and non-financial covenants.

Senior Notes

On July 8, 2015, in connection with the acquisition of Advent, we issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (“Senior Notes”). The Senior Notes are guaranteed by SS&C and each of our wholly-owned domestic subsidiaries that borrows or guarantees obligations under the Credit Agreement. The guarantees are full and unconditional and joint and several. The Senior Notes are unsecured senior obligations that are equal in right of payments to all existing and future senior debt, including the Credit Agreement.

We are required to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we will offer in exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, and cause the exchange offer registration statement to be declared effective within 365 days following the issuance of the Senior Notes. If we are not able to complete the exchange offer registration statement in the period stated or at all (or a shelf registration statement with the SEC to cover resales of the Senior Notes is not declared effective), the interest rate on the notes will increase 0.25% per year. The amount of additional interest will increase an additional 0.25% per year for any subsequent 90-day period in which we have not yet completed and have declared effective a registration statement, up to a maximum additional interest rate of 1.00% per year.

At any time after July 15, 2018, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 15, 2018, we may to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with our affiliates.

As of September 30, 2015, there were $600.0 million in principal amount of Senior Notes outstanding.

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio. Our financial ratio becomes effective with the period ended December 31, 2015. Our continued ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio. Any breach of these covenants could result in a default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in the key financial covenants and ratio contained in the Credit Agreement. Consolidated EBITDA is defined as consolidated net income, adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to consolidated net income applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Any breach of covenants in the Credit Agreement that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed immediately due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under the indenture governing the Senior Notes. Any default and subsequent acceleration of payments under the Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015
Net (loss) income	$(34,610)	$40,827	$30,764	$94,520	$67,371
Interest expense, net	32,645	6,071	43,664	19,738	49,398
Income taxes	(6,547)	8,997	16,873	33,306	30,094
Depreciation and amortization	48,737	24,661	100,840	74,493	126,178

EBITDA	40,225	80,556	192,141	222,057	273,041
Purchase accounting adjustments (1)	27,274	—	27,973	(27)	28,476
Loss on extinguishment of debt	30,417	—	30,417	—	30,417
Unusual or non-recurring charges (2)	9,719	(1,353)	19,969	5,231	19,614
Acquired EBITDA and cost savings (3)	1,482	—	92,717	—	143,671
Stock-based compensation	23,121	2,784	31,435	8,554	34,364
Capital-based taxes	—	—	(636)	6	(636)
Other (4)	78	118	220	201	334

Consolidated EBITDA	$132,316	$82,105	$394,236	$236,022	$529,281

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions, (b) an adjustment to increase personnel and commissions expense by the amount that would have been recognized if prepaid commissions and deferred personnel costs were not adjusted to fair value at the date of the acquisitions and (c) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.
(2)	Unusual or non-recurring charges include severance expenses, foreign currency gains and losses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with acquisitions, facilities and the sale of fixed assets.
(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.
(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the twelve months ended September 30, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio (1)	N/A	3.39x

(1)	Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, letters of credit, deferred purchase price obligations, capital lease obligations and guarantees of the foregoing indebtedness. This covenant is tested at the end of each fiscal quarter beginning with the quarter ended December 31, 2015 and will initially require that our senior secured leverage ratio be no greater than 5.50x.

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and retrospective application is required once adopted. As early adoption is permitted, we adopted this standard in the third quarter of 2015, which resulted in a reclassification of $55.8 million and $19.2 million of deferred financing fees from intangible and other assets to a reduction in long-term debt, net of current portion in our Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, respectively. The change does not impact the results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The guidance was initially effective January 1, 2017 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At September 30, 2015, we had total variable interest rate debt of $2,300.0 million. As of September 30, 2015, a 1% increase in interest rates would result in an increase in interest expense of approximately $11.6 million per year.

During the nine months ended September 30, 2015, approximately 33% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the nine months ended September 30, 2015. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 10 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions or may offer them in the future. The regulatory framework for privacy issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personal information. In the United States, these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission and federal financial regulatory bodies. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers. Many of these obligations are updated frequently and require ongoing monitoring. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

As a result of uncertainty regarding the interpretation and application of privacy and data protection-related laws, regulations, and self-regulatory requirements, it is possible that these laws, regulations, and requirements may be interpreted and applied in a manner that is inconsistent with our existing data handling practices or the technological features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy or data protection-related concerns, even if unfounded, or comply with applicable privacy or data protection-related laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Also, privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in foreign countries.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: November 9, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, dated March 30, 2015 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015 ( (File No. 001-34675)

3.2	Amended and Restated By-laws of the Registrant incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164043)

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements.