Form 10-K
period 2015-12-31
SS&C Technologies Holdings Inc
filed 2016-02-29
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was $5,089,406,938 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 98,754,373 shares of the registrant’s common stock outstanding as of February 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

The following are some of our registered trademarks and/or service marks in the United States and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ADVENT REVENUE CENTER, ADVISORWARE, AXYS, BENEFIX, BLACK DIAMOND, DBC, DEAL MACROS, DEAL WORKSHEETS, FIXLINK, FUNDRUNNER, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX, GOPRICING, GOREC, GORISK, MARGINMAN, MAXIMIS, MOXY, ORDER, PACER, PAGES, PIVOT, PORTIA, PORTPRO, PRO-JECT, RECON, SKYLINE, SYNCOVA, SYLVAN, TAMALE, TAMALE RMS, TRADETHRU, TRADEWARE, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 10,000 clients, principally within the institutional asset and wealth management, alternative investment management, financial advisory and financial institutions vertical markets. In addition, our clients include commercial lenders, real estate investment trusts (REITs), corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

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

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. As a consequence, a significant portion of our revenues consists of subscription payments and maintenance fees and is contractually recurring in nature. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed, the volume of transactions, and the level of service the client requires.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which include as our software-enabled services and maintenance and term licenses revenues, represented 92% of total revenues in the year ended December 31, 2015. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $1,000.3 million for the year ended December 31, 2015 as compared to revenues of $767.9 million for the year ended December 31, 2014. In 2015, we generated 74% of our revenues from clients in North America and 26% from clients outside North America. Our revenues are highly diversified, with our largest client in 2015 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements and Note 13 to our consolidated financial statements.

Our Industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, registered investment advisors (RIAs), wealth managers, banks and brokerage firms. We believe that financial services providers will increasingly turn to information technology, or IT, solutions, provided by an independent vendor, as a result of economic challenges and heightened regulatory requirements. Financial service firms are in a search for more risk-averse business strategies and simplified regulatory compliance. As a result, we believe the financial services industry will continue to increase its investments in IT solutions in 2016.

Market Trends

The demand for our products and services comes from a number of distinct sources: new hedge fund and private equity fund formation, new business lines and combinations of business lines at existing clients, replacement of legacy and competitor systems and expansion of our existing client relationships. Underlying these demand drivers are several industry trends, including:

●

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

●

Regulatory changes. Our clients must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations. Even years after the enactment of Dodd-Frank, Form PF, AIFMD, FATCA, EMIR and other local reforms, many of the rules are still being defined. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services and motivate clients to develop systems infrastructure and research management processes to comply with regulatory requirements.

●

Technological paradigm shift. We have recently seen an increased demand for software delivery options, including cloud-based services, social collaboration and information access through mobile devices. Cloud solutions allow firms to use a broader range of capabilities without incurring implementation or maintenance costs, with software that can be upgraded with limited disruption to a company’s current operations. Accessibility and demands for collaboration is also a key driver of cloud adoption. Mobility is increasingly relevant for the investment management industry and therefore we believe clients have increased expectations of anytime, anywhere access to portfolio and client data, as well as the ability to communicate and collaborate.

●

Increased demands for transparency, efficiency, and risk management. Firms continue to focus on operational risk, resulting from discoveries of fraud and mismanagement during the 2008-2012 U.S. financial crisis and concerns regarding transparency and counterparty exposure. This continued focus has led investment management firms to strive to provide investment data accurately, institutionalize investment operations, and automate their investment process. On the wealth management and advisory sides of our business, we have seen further evolution of the relationship between the end client and a firm, with investors demanding transparency and a customized client experience. We expect that wealth managers will need to become familiar with their clients’ preferences for account access and communication and cater to them. Finally, both institutional and individual investors, faced with increasingly competitive low-fee and automated options, are pushing investment managers for greater efficiencies and lower fees.

Competitive Strengths

The following are our core strengths that we believe enable us to differentiate ourselves in the markets we serve:

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

Global industry leader with strong market position focused on software and software-enabled services for the financial industry.

We are a global business providing a broad portfolio of over 90 software products and software-enabled services and have 80 offices worldwide. As of December 31, 2015, we had 5,335 development, service and support professionals with significant expertise across the industries that we serve and a deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs.

Trusted provider to our highly diversified and growing client base.

By providing mission-critical, reliable software products and services for 30 years, we have become a trusted provider to the financial services industry. We have developed a large and growing installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

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

Experienced management team with strong integrating and operating track record.

We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 20 years of experience in the software and financial services industries, and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 43 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. Our management team is highly committed to our long-term success, and our Chief Executive Officer is highly invested in our long-term potential, as evidenced by his beneficial ownership of 16.8% of our equity as of February 24, 2015.

Business Strategies

Our strategy is to continue to deliver compelling solutions and value propositions to our customers in the software and software-enabled services market. The following are key elements to our strategy for achieving this objective:

Build upon and extend our leadership position in software and software-enabled services in the financial industry.

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

Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. SS&C’s products for niche market players in the financial services industry to the largest institutions in the world. Furthermore, our client base of 10,000 clients represents a fraction of the total number of financial services providers globally. We believe there is opportunity to grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of outsourcing mission-critical operations by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain Our software-enabled services revenues increased from $552.6 million for the year ended December 31, 2013 to $670.2 million for the year ended December 31, 2015, representing a compound annual growth rate of 10.1%.

Capitalize on longer-term secular growth trends.

With our global footprint and best-in-class product offerings, we aim to capture a significant share of the IT spend of alternative asset, institutional asset and wealth managers through leveraging the deeply embedded service offering we provide and outdistancing the competition. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services, as well as motivate clients to develop infrastructure and research management processes to mitigate regulatory exposure. We plan to benefit from the growing software spend in the increasingly complex and more highly regulated financial services landscape.

Continue to capitalize on acquisitions of complementary businesses and technologies.

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 43 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2015, we generated 26% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

Increase profitability through margin expansion.

We have a proven track record of increasing operating margins both organically and inorganically. We expect to continue to improve margins through cost reductions, operating efficiencies, and realization of cost synergies. We also expect to drive increased margins through delivering innovative end-to-end solutions that provide significant value to customers and warrant premium pricing. We have significant scale with best-in-class solutions and software-enabled services across the delivery spectrum, which we believe, combined with a diversified service offering and client base, drives stable revenues and increased operating leverage. Our operating flexibility allows us to scale our costs based on client demands. Additionally, our low capital expenditure and working capital requirements further drive strong cash flow conversions.

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

Since 1995, we have acquired 43 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment. Through our acquisitions, we seek companies that:

●	provide complementary products or services in the financial services industry;
●	possess proven technology and an established client base that will provide a source of ongoing revenue and to whom we may be able to sell existing products and services;
●	expand our intellectual property portfolio to complement our business;

●	address a highly specialized problem or a market niche in the financial services industry;
●	expand our global reach into strategic geographic markets; and
●	have solutions that lend themselves to being delivered as software-enabled services.

We believe, based on our experience, that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our disciplined acquisition criteria.

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 11 to our consolidated financial statements, including our agreement to acquire Citigroup’s Alternative Investor Services business. The following table provides a list of the most substantial acquisitions we have made since 1995 (in thousands):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
February 2005	EisnerFast	$25,300	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
October 2005	Open Information Systems	$24,000	Entered money market, custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
November 2009	TheNextRound	$21,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500	Expanded electronic trading offering in broker/dealer market
December 2010	TimeShareWare	$30,500	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170,000	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834,400	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95,000	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600,000	Expanded global investment management software and services
September 2015	Varden Technologies	$25,000	Added cloud-based client and advisor communication solutions for investment firms
November 2015	Primatics Financial	$116,000	Added cloud-based integrated risk, compliance and finance solution for the banking industry

Products and Services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 90 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

Portfolio management/accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions. Some of our portfolio management products include:

Advent Portfolio Exchange. APX is a comprehensive portfolio management solution for asset managers and wealth managers worldwide which integrates the front-office functions of prospecting, marketing, customer relationship management and internal business management with the back office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage both high-net-worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging, and performance analytics. APX can be deployed locally as well as the cloud.

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

Axys. Axys is a turnkey portfolio management and reporting system for small to mid-size investment management organizations. Axys provides investment professionals with broad portfolio accounting functionality on a variety of investment instruments, including equities, fixed income, mutual funds and cash. By using Axys, clients have a timely decision support tool with immediate access to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other data including performance measurement and flexible reporting.

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

Geneva. Geneva is a global portfolio management platform designed to meet the real-time needs of global asset managers, hedge funds, prime brokers, fund administrators, private equity firms and family offices worldwide. Geneva integrates all phases of the investment management process – portfolio management, reconciliation and light trade capture and risk capabilities. Its “main memory” database offers more accurate and flexible reporting, and eliminates batch processing and time-consuming error corrections. Geneva enables firms to grow into new markets, deliver greater operational efficiencies, enhance investor service, process high trade volumes across multiple securities, improve compliance and security, and lower operating costs and risks.

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

Global Debt Manager (GDM). Global Debt Manager (GDM) is a suite of industry-leading solutions, seamlessly integrated under a common core with single-sign on. GDM enables Global Banks and Securities Firms to streamline Global Registrar and Transfer and Paying Agency Operations, providing a full range of Corporate Trust Support, encompassing Money Market Issuance, Long-Term Debt and Common Depository, with multi-currency and local market support world-wide. All products are built on the same core architecture for easy integration through a single point of entry and all are 100% web based.

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

Moxy. Moxy automates and streamlines the portfolio construction, trading and order management process for the investment management community. Moxy also provides internet-ready electronic order routing based on the industry standard FIX messaging protocol so that users can route trades electronically to any FIX-compliant broker, crossing networks, and various dark pools of liquidity that supports the internet or other TCP/IP connections. Trades are executed, processed, settled and accounted for without manual intervention.

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

Client Reporting

Pages. Pages is a powerful client communications solution for investment managers, insurance companies, and banks that generate distinctive client statements and slide presentations for print, electronic or face-to-face meetings. Features include desktop publishing-quality statements, personalized and multilingual capabilities, automated processes and a simplified workflow, and complex business logic, including "if-then-else" capabilities to handle one-off situations or other special cases.

eReportal. eReportal is a comprehensive, end-to-end solution for designing, producing and distributing both online and printed client communications content for the financial services industry. eReportal is a strategic platform that unifies and leverages the data, workflow, and presentation content across the firm. Key reporting areas that that eReportal focuses on includes client reports, pitchbooks, presentations, and statements, regulatory, compliance and audit reporting, and internal/investment reporting.

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

Loan management/accounting

Our loan management/accounting products include:

Precision LM. Precision LM is a single database application that provides comprehensive commercial loan management from initial request to final disposition. It is a fully integrated system that supports both loan origination and servicing, and offers a single point of entry that increases efficiency by eliminating redundant data, reducing errors and lowering maintenance and operating costs. Precision LM offers a centralized loan portfolio that maintains a detailed loan history and audit trail from inception and generate comprehensive loan portfolio reporting from a single database, giving the client ability to proactively measure and mitigate risk through the integrated portfolio analytics. Precision LM is fully integrated with CMBS, including complete CMBS pooling, servicing, advances, recoveries and CMSA reporting.

Evolv. Evolv automates processes, enables compliance with changing regulations, and accurate data analysis that is aimed to improve real-time decision-making. Evolv eliminates the manual processes and spreadsheets by automating all of the loan accounting functions (data, calculations, processes, workflows and reporting) that are not being addressed by core banking systems.

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

Software-enabled services

Some of our software-enabled services include:

Black Diamond. Black Diamond offers independent advisors and wealth managers a cloud-based portfolio management platform with aggregation, customizable reporting and rebalancing, and daily reconciliation features. As a cloud-based product offering, advisors can access Black Diamond’s customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back office functions.

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

SS&C Advent OnDemand. SS&C Advent OnDemand is the SaaS delivery of SS&C Advent’s suite of asset management solutions, which are hosted either by Advent or a third party and are offered with or without data management services. Data management services include full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management.

SS&C Direct. We provide comprehensive software-enabled services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. Since 1997, SS&C Direct has offered ASP, business process outsourcing (BPO) and blended outsourcing services to institutional asset managers, insurance companies, hedge funds and financial institutions. The SS&C Direct service includes full BPO investment accounting and operations services, the hosting of a company’s application software, automated workflow integration and quality control mechanisms, and extensive interface and connectivity services to custodian banks, data service providers, depositories, and other external entities.

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

FIXLink. FIXLink is a FIX network for IOIs, trades, orders, and allocations, providing a reliable broker-neutral and platform-neutral FIX connectivity service to broker-dealers and institutions.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2015, revenues from professional services represented 5% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. Approximately every two weeks, we distribute our software and services eBriefings, which are industry-specific newsletters available for key geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, Zoologic Learning Academy, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 10,000 clients globally in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2015, our top 10 clients represented approximately 14% of total revenues, with no single client accounting for more than 5% of total revenues.

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

Our marketing personnel have extensive experience in marketing to the financial services industry and are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities focus on cost-effective means of reaching current and potential clients, including:

●	content-rich, periodic software and services eBriefings targeted at clients and prospects in each of our vertical and geographic markets,
●	regular product-focused webinars,
●	seminars and symposiums,
●	trade shows and conferences, and
●	e-marketing campaigns.

This strategy achieves lower marketing costs, more direct contacts with actual and potential clients, increased marketing leads, distribution of more up-to-date marketing information and an improved ability to measure marketing initiatives.

The marketing department also supports the sales force with appropriate and relevant materials, including brochures and fact sheets, for use during the sales process.

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2013, 2014 and 2015, our research and development expenses were $53.9 million, $57.3 million and $110.4 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments: In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, the first consisting of independent specialized administration providers, which are generally smaller than us, and the second including prime brokerage and other firms offering fund administration services. Major competitors in this market include CITCO Group and State Street Bank. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our transparency, and our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

Asset Management: In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as BNY Mellon Financial (Eagle Investment Systems), to smaller providers of specialized applications and technologies such as StatPro, Charles River Development and others. We also compete with internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment. Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients.

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

Financial Advisor: We define the advisory market as advisory firms and registered investment advisors (RIAs). We compete with a variety of vendors, which are generally smaller firms focused solely on the advisory market. Our competitors include Envestnet, Orion, Addepar, and SEI’s wealth management platform. Our strengths in this market are our premier platforms with flexible and on-demand delivery models, and our 90+ complimentary products and services.

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

Financial Markets: In our financial markets, our competition falls into two categories — the internal development organizations within financial enterprises and specialized financial vendors. The key competitive factors in marketing financial markets technology solutions are a proven track record of delivering high quality solutions, level of responsiveness and overall net cost. Our strengths in this market are a successful track record of delivering solutions and our reputation with our clients.

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

Employees

As of December 31, 2015, we had 6,089 full-time employees, consisting of:

●	1,118 employees in research and development;
●	3,890 employees in consulting and services;
●	334 employees in sales and marketing;
●	327 employees in client support; and

●	420 employees in finance and administration.

As of December 31, 2015, 3,225 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

Additional Information

We were incorporated in Delaware in July 2005, as the successor to a corporation originally formed in Connecticut in March 1986. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095, and the telephone number of our principal executive offices is (860) 298-4500.

Our website address is www.ssctech.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

●	combine operations, facilities and differing firm cultures;
●	maintain employee morale or retain the clients or employees of acquired entities;
●	generate market demand for new products and services;
●	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations, including compliance with laws, rules and regulations in multiple jurisdictions;
●	integrate the technical teams of acquired companies with our engineering organization; or
●	incorporate acquired technologies, products and services into our current and future product and service lines.

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

As a result of our acquisitions of Advent in July 2015 and GlobeOp Financial Services S.A., or GlobeOp, in May 2012, a higher percentage of our clients are hedge funds or funds of hedge funds. These clients and our business relating to them are affected by trends, developments and risks associated with the global hedge fund industry. The market environment for hedge funds involves risk and has suffered significant turmoil in recent years, including as a result of substantial changes in global economies, stock market declines, credit crises, failures of financial institutions, government bail-out plans and new regulatory initiatives. Even in the absence of such disruptions to the global economy, the global hedge fund industry is subject to fluctuations in assets under management that are impossible to predict or anticipate. These risks could significantly and adversely affect some or all of our clients, which could adversely affect our business and financial statements. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund clients trade, which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

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

If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:

●	the level of demand for our products and services;
●	the level of client spending for information technology;
●	the level of competition from internal client solutions and from other vendors;
●	the quality of our client service and the performance of our products;
●	our ability to update our products and services and develop new products and services needed by clients;
●	our ability to understand the organization and processes of our clients; and
●	our ability to integrate and manage acquired businesses.

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

Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on fluctuations in revenues, profit margins and other operating results. Additional factors that may lead to such fluctuation include:

●	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;
●	the lengthy and often unpredictable sales cycles of large client engagements;
●	the amount and timing of our operating costs and other expenses;
●	the financial health of our clients;
●	changes in the volume of assets under our clients’ management;
●	cancellations of maintenance and/or software-enabled services arrangements by our clients;
●	changes in local, national and international regulatory requirements;
●	acquisitions during the relevant period;
●	implementation of our licensing contracts and software-enabled services arrangements;
●	changes in economic and financial market conditions; and
●	changes in the types of products and services we provide.

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

Our success and ability to compete depends in part upon our ability to protect our proprietary technology and other confidential information. We rely on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements, license agreements and technical measures to protect our proprietary technology and other confidential information. We have registered trademarks for some of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, distributors, clients and potential clients.  However, these efforts may be insufficient to prevent those parties or others from misappropriating or asserting rights in our intellectual property, confidential information or other technology and our proprietary technology and confidential information may be subject to embezzlement, theft, or other similar illegal behavior by our employees or third parties.  Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information.  Additionally, if there was a disclosure of confidential or proprietary information, or if a third party were to gain unauthorized access to the confidential information we possess, we could suffer a loss of revenues, we could experience an adverse impact on our competitive position, our relationships with our clients and our reputation could be harmed.

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

We could become subject to litigation regarding intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been a high incidence of litigation in the United States involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or to protect our confidential or proprietary information, or as a result of an allegation that we infringe a third party’s intellectual property rights, including patents, trademarks and copyrights. From time to time, we have received notices claiming our technology may infringe third-party intellectual property rights or otherwise threatening to assert intellectual property rights. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects, and divert management time and attention. These claims and threats could also cause us to undertake to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

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

Rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our software products is complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Current areas of significant technological change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Our ability to keep up with technology and business and regulatory changes is subject to a number of risks, including that:

●	we may find it difficult or costly to update our services and software and to develop new products and services quickly enough to meet our clients’ needs;
●	we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed operating systems;
●

we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, regulatory requirements and other developments in the industries in which our clients operate; and

●	we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.

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

For the years ended December 31, 2013, 2014 and 2015, international revenues accounted for 35%, 33% and 32%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the United States. Our international business is subject to a variety of risks, including:

●	potential changes in a specific country’s or region’s political or economic climate;
●	the need to comply with a variety of local regulations and laws, U.S. export controls, the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;
●	fluctuations in foreign currency exchange rates;
●	application of discriminatory fiscal policies;
●	potential changes in tax laws and the interpretation of such laws; and
●	potential difficulty enforcing third-party contractual obligations and intellectual property rights.

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

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and operations.

We currently have a substantial amount of indebtedness. As of December 31, 2015, we had total indebtedness of $2,820.0 million and additional available borrowings of $150.0 million under our revolving credit facility. To fund our acquisition of Advent and to refinance our existing indebtedness and Advent’s existing indebtedness, we incurred substantial indebtedness under a senior secured credit facility and senior unsecured notes. This indebtedness could have adverse consequences. For example, it may:

●

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

●	increase our vulnerability to and limit our flexibility in planning for, or reacting to, change in our business and the industry in which we operate;
●	restrict our ability to make certain distributions with respect to our capital stock due to restricted payment and other financial covenants in our credit facilities and other financing agreements;
●	expose us to the risk of increased interest rates as borrowings under our senior credit facility are subject to variable rates of interest;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds.

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

We are currently obligated to make periodic interest payments on our senior credit facility and senior notes of approximately $124.0 million annually. In connection with the Advent acquisition, debt interest payments increased substantially. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.

The agreements governing our senior credit facility and senior notes will limit our ability, among other things, to:

●	incur additional indebtedness;
●	make certain investments;
●	sell assets, including capital stock of certain subsidiaries;
●	declare or pay dividends, repurchase or redeem stock or make other distributions to stockholders;
●	consolidate, merge, liquidate or dissolve;
●	enter into transactions with our affiliates; and
●	incur liens.

In addition, the agreement governing our senior credit facility also requires us to maintain compliance with specified leverage ratios. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.

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

Shares of our common stock were sold in our initial public offering, or IPO, at a price of $15.00 per share on March 31, 2010, and in the six intervening years our common stock has traded as high as $77.19 and as low as $13.27. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in estimates of our financial results or recommendations by securities analysts;
●	failure of any of our products to achieve or maintain market acceptance;
●	changes in market valuations of similar companies;
●	success of competitive products;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;
●	regulatory developments in any of our markets;
●	litigation involving our company, our general industry or both;

●	additions or departures of key personnel;
●	investors’ general perception of us; and
●	changes in general economic, industry and market conditions.

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

As of February 24, 2016, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 16.8% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

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

Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	limitations on the removal of directors;
●	a classified board of directors so that not all members of our board are elected at one time;
●	advance notice requirements for stockholder proposals and nominations;
●	the inability of stockholders to call special meetings;
●	the ability of our board of directors to make, alter or repeal our bylaws;
●

the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and

●	a prohibition on stockholders from acting by written consent.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in thirty-eight other locations in the United States and have offices in North America, Europe, Asia, Australia and Africa. We lease all of our facilities and offices except for our offices in Yorktown, New York, and Harrison, New York, which we own. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS

Millennium Actions

Several actions (the “Millennium Actions”) were filed in various jurisdictions against the Company’s subsidiaries, GlobeOp Financial Services Ltd and GlobeOp Financial Services LLC (“GlobeOp”), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, Ltd. and Millennium Global Emerging Credit Master Fund Ltd.  All substantive claims related to the Millennium Actions have been settled or resolved in favor of GlobeOp.  The only remaining issue involves the allocation of attorneys’ fees and costs in an arbitration proceeding that was conducted in the United Kingdom, which issue is currently pending before the arbitration tribunal.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol “SSNC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High	Low
2015
Fourth quarter	$77.19	$65.40
Third quarter	$75.50	$61.52
Second quarter	$65.19	$55.67
First quarter	$64.99	$52.21

	High	Low
2014
Fourth quarter	$59.76	$41.67
Third quarter	$46.58	$41.51
Second quarter	$46.22	$35.47
First quarter	$46.61	$37.17

On February 24, 2016, the closing price reported on The NASDAQ Global Select Market of our common stock was $58.44 per share. As of February 24, 2016, we had approximately 16 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock. As of February 24, 2016, William C. Stone, our Chairman and Chief Executive Officer, was the only holder of record of our Class A non-voting common stock. Each share of Class A non-voting common stock automatically converts into one share of our common stock upon (i) the expiration, with respect to a holder of Class A non-voting common stock, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, such that such holder could acquire shares of common stock issuable upon conversion of such holder’s shares of Class A non-voting common stock in compliance with the HSR Act, (ii) any other event, the occurrence of which results in the ability of a holder of Class A non-voting Common Stock to acquire the shares of common stock issuable upon conversion of the Class A non-voting common stock pursuant in compliance with the HSR Act or (iii) the sale of such share of Class A non-voting common stock to a person or entity (x) that would not be required to make a filing under the HSR Act to acquire an equal number of shares of common stock or (y) for which the waiting period under the HSR Act applicable to such person acquiring an equal number of shares of common stock has expired.

In 2015, we paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015, June 15, 2015, September 15, 2015 and December 15, 2015, to stockholders of record as of the close of business on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, totaling $45.5 million. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreement governing our senior credit facility, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries, because our debt instruments directly or indirectly impose certain limitations on our subsidiaries’ ability to pay dividends or make loans to us. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, current and anticipated cash needs, plans for expansion, and other factors our Board of Directors may deem relevant.

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

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index

And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 12/31/2010. Return calculations of indices assume the reinvestment of dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
SS&C Technologies Holdings, Inc.	100	88	113	216	286	336
NASDAQ Composite-Total Returns	100	99	116	163	187	200
NASDAQ Computer & Data Processing Index	100	97	110	159	170	223

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	2015(5)	2014(4)	2013(3)	2012(2)	2011(1)
	(In thousands, except per share data)
STATEMENT OF COMPREHENSIVE INCOME
Revenues	$1,000,285	$767,861	$712,702	$551,842	$370,828
Operating income	164,738	200,372	182,968	123,216	93,777
Net income	42,862	131,127	117,895	45,820	51,021
Earnings per share
Basic	$0.47	$1.57	$1.45	$0.59	$0.67
Diluted	$0.45	$1.50	$1.38	$0.55	$0.63
Weighted average shares outstanding
Basic	91,098	83,314	81,195	78,321	76,482
Diluted	95,448	87,331	85,616	82,888	80,709
Cash dividends declared per share	$0.50	$0.125	—	—	—
BALANCE SHEET
Total assets	$5,802,242	$2,266,155	$2,275,324	$2,362,905	$1,207,608
Total long-term debt, including current portion	2,751,351	619,738	774,507	1,012,138	100,000
Stockholders’ equity	2,105,446	1,346,670	1,231,708	1,075,503	980,103

(1)

On March 10, 2011, we acquired all of the outstanding stock of BenefitsXML, Inc. On September 8, 2011, we acquired all of the outstanding stock of BDO Simpson Xavier Fund Administration Services Limited, a division of BDO.

(2)

On May 9, 2012, we acquired the assets and business associated with Thomson Reuter’s PORTIA Business. In the second quarter of 2012, we acquired of all of the outstanding stock of GlobeOp Financial Services, S.A. On September 27, 2012, we acquired the assets and business of Gravity Financial.

(3)	On October 1, 2013, we acquired all of the outstanding stock of Prime Management Limited. See Note 11 to our consolidated financial statements.
(4)

On November 30, 2014, we acquired all of the outstanding stock of DST Global Solutions Ltd. and the assets and business of DST Global Solutions LLC, together DSTGS, subsidiaries of DST Systems, Inc. See Note 11 to our consolidated financial statements.

(5)

On July 8, 2015, we acquired all of the outstanding stock of Advent Software, Inc. On September 1, 2015, we acquired the assets and business of Varden Technologies. On November 16, 2015, we acquired all of the outstanding stock of Primatics Financial. See Note 11 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 10,000 clients, principally within the institutional asset and wealth management, alternative investment management, financial advisory and financial institutions vertical markets. In addition, our clients include commercial lenders, real estate investment trusts (REITs), corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2013, we have spent approximately $2.8 billion to acquire five businesses in the financial services software industry, using a combination of cash and debt financing (as discussed in Notes 6 and 11 to our consolidated financial statements).

The following table lists the businesses we have acquired since January 1, 2013:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Primatics Financial	November 2015	Added cloud-based integrated risk, compliance and finance solution in the banking industry
Varden Technologies	September 2015	Added cloud-based client and advisor communication solutions for investment firms
Advent Software, Inc.	July 2015	Expanded global investment management software and services
DST Global Solutions	November 2014	Added investment management software and services
Prime Management Limited	October 2013	Expanded fund administration services in the insurance linked securities market

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the business listed in the table above for the respective time periods each was owned by SS&C.

In August 2015, we announced the acquisition of Citigroup’s Alternative Investor Services business, or Pending Citi Acquisition, which includes Hedge Fund Services and Private Equity Fund Services, for $425 million, subject to certain adjustments. The transaction, which is subject to approvals by relevant regulatory authorities and other customary closing conditions, is expected to close in the first quarter of 2016 (as discussed in Liquidity and Capital Resources and Note 11 to our consolidated financial statements).

Revenues. Our contractually recurring revenues, which includes our maintenance and term licenses revenues and software-enabled services revenues, were $916.6 million in 2015, compared to $708.1 million and $665.5 million in 2014 and 2013, respectively. In both 2015 and 2014, contractually recurring revenues represented 92% of total revenues, compared to 93% in 2013. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $318.0 million in 2015, compared to $253.1 million and $246.0 million in 2014 and 2013, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2013, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanded our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. Our software-enabled services revenues increased from $552.6 million in 2013 to $670.2 million in 2015. Our maintenance and term licenses revenues increased from $112.9 million in 2013 to $246.4 million in 2015. Maintenance customer retention rates have continued to be in excess of 90% for our core enterprise products, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have served to improve gross margins.

Liquidity. In connection with the acquisition of Advent in the third quarter of 2015, we entered into a new credit agreement, or Credit Agreement, and issued $600 million aggregate principal amount of 5.875% Senior Notes due 2023, or Senior Notes, each of which is described in Contractual Obligations, to fund a portion of the purchase price, refinance amounts outstanding under our prior credit facility, Prior Facility, and raise cash for the Pending Citi Acquisition.

We generated $230.6 million in cash from operating activities in 2015, compared to $252.5 million and $208.3 million in 2014 and 2013, respectively. In 2015, we used our operating cash flow, $3.1 billion in proceeds received from debt financing, $717.8 million in proceeds from common stock issuance and existing cash to acquire Advent, Varden Technologies and Primatics Financial, repay $903.4 million of debt, pay $45.5 million in dividends and invest in capital expenditures in our business. The cash from operating activities was affected by $66.4 million of costs related to the financing and acquisition of Advent.

Results of Operations

Revenues

We derive our revenue from two sources: recurring revenues and, to a lesser degree, non-recurring revenues. Recurring revenues consist of software-enabled services and maintenance and term licenses. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Maintenance revenues vary based on customer retention, the number of perpetual licenses and on the annual increases in fees, which are generally tied to the consumer price index, while term license revenues vary based on the rate by which we add or lose clients over time. Non-recurring revenues consist of professional services and perpetual license fees and tend to fluctuate based on the number of new licensing clients and demand for consulting services. See Reclassifications in Note 2 to our Consolidated Financial Statements for discussion of the change in revenue presentation compared to prior periods.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Software-enabled services	67%	77%	77%
Maintenance and term licenses	25	15	16
Total recurring revenues	92	92	93
Perpetual licenses	3	4	3
Professional services	5	4	4
Total non-recurring revenues	8	8	7
Total revenues	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2015	2014	2013	2015	2014
Revenues:
Software-enabled services	$670,170	$592,528	$552,565	13%	7%
Maintenance and term licenses	246,422	115,609	112,889	113	2
Total recurring revenues	916,592	708,137	665,454	29	6
Perpetual licenses	31,467	26,328	19,207	20	37
Professional services	52,226	33,396	28,041	56	19
Total non-recurring revenues	83,693	59,724	47,248	40	26
Total revenues	$1,000,285	$767,861	$712,702	30	8

Fiscal 2015 versus Fiscal 2014. Our revenues increased primarily due to revenues related to our acquisitions of Primatics in the fourth quarter of 2015, Varden and Advent in the third quarter of 2015 and DSTGS in the fourth quarter of 2014, as well as a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $13.9 million, which resulted from the strength of the

U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound. Maintenance and term licenses revenues and software-enabled services revenues experienced increases due to the acquisitions, which contributed revenues of $131.7 million and $59.9 million, respectively, in 2015. These amounts reflect reductions of $49.8 million in maintenance and term license revenues and software-enabled services related to the fair value adjustment of acquired deferred revenue for these acquisitions. Professional services revenues and perpetual license revenues experienced increases due to the acquisitions, which contributed revenues of $20.8 million and $8.7 million, respectively, in 2015. Professional services revenues reflect a reduction of $6.4 million related to the fair value adjustment of acquired deferred revenue related to Advent.

Fiscal 2014 versus Fiscal 2013. Our revenues increased in 2014 as compared to 2013 primarily due to a continued increase in demand for our fund administration services from alternative investment managers as well as revenues related to our acquisitions of DSTGS and Prime Management Limited, or Prime, for which revenues increased $13.8 million. These increases were partially offset by the unfavorable impact from foreign currency translation of $3.2 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our perpetual licenses revenues increased primarily due to the impact of a significant perpetual license in the period and increased demand for our Institutional software products. Additionally, professional services revenues increased due to a rise in the number of product implementation projects in 2014.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Cost of revenues:
Cost of software-enabled services	56%	58%	58%
Cost of maintenance and term licenses	46	36	37
Total cost of recurring revenues	53	54	55
Cost of perpetual licenses	10	13	27
Cost of professional services	80	69	70
Total cost of non-recurring revenues	54	45	53
Total cost of revenues	53	53	55
Gross margin percentage	47	47	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2015	2014	2013	2015	2014
Cost of revenues:
Cost of software-enabled services	$373,394	$342,625	$322,719	9%	6%
Cost of maintenance and term licenses	113,865	41,424	41,215	175	1
Total cost of recurring revenues	487,259	384,049	363,934	27	6
Cost of perpetual licenses	3,116	3,531	5,133	(12)	(31)
Cost of professional services	41,975	23,151	19,733	81	17
Total cost of non-recurring revenues	45,091	26,682	24,866	69	7
Total cost of revenues	$532,350	$410,731	$388,800	30	6

Fiscal 2015 versus Fiscal 2014. Our total cost of revenues increased primarily due to our acquisitions of Primatics, Varden, Advent and DSTGS, which added costs of $113.2 million. Included in those costs are charges of $2.9 million in 2015 related to the elimination of redundant positions within the acquired businesses and an increase in stock-based compensation expense of $2.6 million. These increases were partially offset by the favorable impact from foreign currency translation of $10.8 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

Fiscal 2014 versus Fiscal 2013. Our total gross margins increased in 2014 primarily due to cost reduction synergies with respect to the businesses acquired since 2012. Our total cost of revenues increased in 2014 primarily as a result of an increase in cost of software-enabled services revenues to support the increased demand for our fund administration services for alternative investment managers, as well as a result of costs associated with acquired businesses. The decrease in cost of perpetual licenses was primarily due to a decrease in amortization expense due to the accelerated amortization methods utilized for our intangible assets.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Selling and marketing	9%	6%	6%
Research and development	11	7	8
General and administrative	10	7	6
Total operating expenses	30	20	20

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2015	2014	2013	2015	2014
Operating expenses:
Selling and marketing	$94,950	$48,592	$41,885	95%	16%
Research and development	110,415	57,287	53,862	93	6
General and administrative	97,832	50,879	45,187	92	13
Total operating expenses	$303,197	$156,758	$140,934	93	11

Fiscal 2015 versus 2014. The increase in total operating expenses in 2015 was primarily due to our acquisitions of Primatics, Advent, Varden and DSTGS, which added expenses of $127.2 million in the period. Included in those costs are charges of $19.8 million related to the elimination of redundant positions within the acquired businesses and an increase in stock-based compensation expense of $25.2 million. (See Note 10 to our Consolidated Financial Statements for further discussion of stock-based compensation.) Included in general and administrative expenses in 2015 are professional fees of $13.5 million associated with our acquisition of Advent. These increases were partially offset by the favorable impact from foreign currency translation of $4.3 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Euro and the British pound.

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

Comparison of Fiscal 2015, 2014 and 2013 for Interest, Taxes and Other

Interest income. We had interest income of $2.0 million in 2015 compared to $1.7 million in 2014 and $1.1 million in 2013. The increase in interest income in 2015 and 2014 resulted from higher average cash balances.

Interest expense. We had interest expense of $79.3 million in 2015 compared to $27.2 million in 2014 and $42.4 million in 2013. The increase in interest expense in 2015 reflects incremental borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015, which resulted in a higher debt balance. The decrease in interest expense in 2014 reflects the lower average debt balance resulting from repayments of the credit facility and a decrease in average interest rates resulting from the 2013 and 2014 repricings.

Other income, net. Other income, net for 2015, 2014 and 2013 consisted primarily of foreign currency transaction gains.

Loss on extinguishment of debt. We recorded a $30.4 million loss on extinguishment of debt in 2015 in connection with the repayment and termination of our Prior Facility.  The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing costs and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing costs related to the Credit Agreement for amounts accounted for as a debt modification.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Provision for income taxes	$17,980	$46,527	$27,292
Effective tax rate	30%	26%	19%

Our 2015, 2014 and 2013 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in rate from 2014 to 2015 was primarily due to nondeductible transaction costs and taxes incurred on a one time repatriation of foreign earnings, partially offset by the beneficial impact of an enacted rate change in the United Kingdom and a reduction in domestic income before taxes. The increase in effective rate from 2013 to 2014 was primarily due to an increase in domestic earnings from the prior year, the unfavorable impact of enacted tax law changes in New York, a decrease in benefits from research and development credits, and the absence of favorable items recorded in 2013, most notably the release of an uncertain tax position, and an enacted tax law change in the United Kingdom, partially offset by a decrease in expense attributable to deferred taxes recorded on foreign unremitted earnings.  We had $580.5 million of deferred tax liabilities and $73.1 million of deferred tax assets at December 31, 2015.

Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where the statutory rates were 26.5%, 34.6% and 20.3%, respectively, in 2015, 26.5%, 34.0% and 21.5%, respectively, in 2014, and 26.5%, 34.0% and 23.3%, respectively, in 2013.  A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations, and cash available under the Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements, fund the Pending Citi Acquisition, and capital spending for at least the next twelve months.

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

In 2015, we paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015, June 15, 2015, September 15, 2015 and December 15, 2015 to stockholders of record as of the close of business on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, totaling $45.5 million.

Our cash and cash equivalents at December 31, 2015 were $434.2 million, an increase of $324.6 million from $109.6 million at December 31, 2014. The increase in cash is primarily due to proceeds received from our borrowings and common stock offering as well as cash provided by operations, proceeds from stock option exercises and the related income tax benefits. These increases were partially offset by cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures. See Notes 4, 6 and 11 to our consolidated financial statements for further discussion of equity, debt and acquisitions, respectively.

Net cash provided by operating activities was $230.6 million in 2015. Cash provided by operating activities primarily resulted from net income of $42.9 million adjusted for non-cash items of $135.7 million and changes in our working capital accounts (excluding the effect of acquisitions) totaling $52.0 million. The changes in our working capital accounts were driven by an increase in deferred revenues and accrued expenses and a change in income taxes prepaid and payable. These changes were partially offset by increases in accounts receivable and prepaid expenses and other assets and a decrease in accounts payable. The increase in deferred revenues was primarily due to an increase in term license contracts as a result of our acquisition of Advent. In total, cash provided by operating activities was negatively affected by payments totaling $66.4 million related to the financing and Advent acquisition, as well as $4.2 million in payments related to the elimination of redundant positions with the acquired businesses. The increase in accounts receivable was primarily due to an increase in revenue and an increase in days’ sales outstanding to 47 days at December 31, 2015 from 42 days at December 31, 2014. The majority of Advent’s term license clients are billed on an annual cycle, rather than monthly, resulting in a slightly longer collection cycle and corresponding increase in days’ sales outstanding.

Investing activities used net cash of $2,748.3 million in 2015, primarily related to cash paid of $2,723.1 million for the acquisitions of Advent, Varden and Primatics in the third and fourth quarters of 2015, $13.6 million in capital expenditures, $7.9 million for the working capital adjustment associated with the acquisition of DSTGS and $4.3 million in capitalized software.

Financing activities provided net cash of $2,847.1 million in 2015, representing net cash of $3,068.1 million received from debt borrowings, net proceeds of $717.8 million from common stock issuance, $30.1 million from stock option exercises and related income tax windfall benefits of $33.0 million. These proceeds were partially offset by repayments of debt totaling $903.4 million, the payment of $46.0 million in fees related to refinancing activities, $45.5 million in quarterly dividends and $7.0 million in withholding taxes related to equity award net share settlements. Repayments of debt excludes $1.6 million related to the repayment of original issue discount associated with the Prior Facility, which is reflected as an outflow from operating cash flow.

In August 2015, we announced the Pending Citi Acquisition for $425 million, subject to certain adjustments. The transaction, which is subject to approvals by relevant regulatory authorities and other customary closing conditions, is expected to close in the first quarter of 2016 (as discussed in Note 11 to our consolidated financial statements).

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2015, we held approximately $68.9 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At December 31, 2015, we held approximately $40.0 million in cash that was available to our foreign borrowers under our credit facility and will be used to facilitate debt servicing of those entities. At December 31, 2015, we held approximately $27.7 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $4.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Short-term and long-term debt	$2,820,000	$32,281	$80,186	$233,312	$2,474,221	$—
Interest payments(1)	833,703	135,936	242,470	234,955	220,342	—
Operating lease obligations(2)	194,697	30,470	54,171	44,643	65,413	—
Purchase obligations(3)	6,795	6,069	666	60	—	—
Uncertain tax positions and related interest(4)	34,682	—	—	—	—	34,682
Total contractual obligations	$3,889,877	$204,756	$377,493	$512,970	$2,759,976	$34,682

(1)

Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 0.61% plus 2.75% for U.S. dollar loans on our Term A-1 and A-2 facilities, one-month LIBOR of 0.61% plus 3.25% on our Term B-1 and B-2 facilities and 5.875% on our Senior Notes.

(2)

We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2022. We sublease office space under noncancelable leases. For the years ended December 31, 2013, 2014 and 2015, we received rental income under these leases of $1.2 million, $0.2 million and $0.2 million, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.
(4)

As of December 31, 2015, our liability for uncertain tax positions and related net interest payable was $31.2 million and $3.5 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Senior Secured Credit Facilities

On July 8, 2015, in connection with our acquisition of Advent, we entered into a Credit Agreement with SS&C, SS&C European Holdings S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Sarl, and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C, or SS&C Tech Sarl as the borrowers. The Credit Agreement has four tranches of term loans, or together the Term Loans: (i) a $98 million term A-1 facility with a five year term for borrowings by SS&C Sarl, or Term A-1 Loan; (ii) a $152 million term A-2 facility with a five year term for borrowings by SS&C Tech Sarl, or Term A-2 Loan; (iii) a $1.82 billion term B-1 facility with a seven year term for borrowings by SS&C, or Term B-1 Loan; and (iv) a $410 million term B-2 facility with a seven year term for borrowings by SS&C Sarl, or Term B-2 Loan.

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

A portion of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of Advent and to repay all amounts outstanding under our then-existing credit facility, or Prior Facility, which was subsequently terminated. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released. The refinancing of the Prior Facility was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Note 6 to our Consolidated Financial Statements for further discussion of debt.

As of December 31, 2015, there was $96.8 million in principal amount outstanding under the term A-1 facility, $150.1 million in principal amount outstanding under the term A-2 facility, $1,720.0 million in principal amount outstanding under the term B-1 facility and $253.1 million in principal amount outstanding under the term B-2 facility. As of December 31, 2015, there was no principal amount drawn under the Revolving Credit Facility.

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

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. As of December 31, 2015, we were in compliance with the financial and non-financial covenants.

Senior Notes

On July 8, 2015, in connection with the acquisition of Advent, we issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023. The Senior Notes are guaranteed by SS&C and each of our wholly-owned domestic subsidiaries that borrows or guarantees obligations under the Credit Agreement. The guarantees are full and unconditional and joint and several. The Senior Notes are unsecured senior obligations that are equal in right of payments to all existing and future senior debt, including the Credit Agreement.

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

As of December 31, 2015, there were $600.0 million in principal amount of Senior Notes outstanding.

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain a specified financial ratio. Our financial ratio becomes effective beginning with the period ended December 31, 2015. Our continued ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio. Any breach of these covenants could result in an event of default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Any breach of covenants in the Credit Agreement that are tied to ratios based on Consolidated EBITDA could result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed immediately due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under the Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

●	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
●	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$42,862	$131,127	$117,895
Interest expense, net	77,357	25,472	41,279
Income tax provision	17,980	46,527	27,292
Depreciation and amortization	150,834	99,831	99,780
EBITDA	289,033	302,957	286,246
Purchase accounting adjustments(1)	49,927	476	(52)
Capital-based taxes	828	6	182
Unusual or non-recurring charges (gains)(2)	26,148	4,876	(3,121)
Loss on extinguishment of debt	30,417	—	—
Acquired EBITDA(3)	109,492	11,405	890
Stock-based compensation	44,079	11,483	8,386
Other(4)	1,529	315	235
Consolidated EBITDA, as defined	$551,453	$331,518	$292,766

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

(2)

Unusual or non-recurring charges include foreign currency gains and losses, proceeds from legal and other settlements, severance expenses, transaction costs, losses on currency contracts and other one-time expenses, such as expenses associated with the facilities consolidations, acquisitions and the sale of fixed assets.

(3)

Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.

(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2015 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	3.24x

(1)

Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Revenue Recognition

Our revenues consist primarily of software-enabled services and maintenance and term license revenues, and, to a lesser degree, perpetual license and professional services revenues.

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

We recognize revenues from the sale of perpetual licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our products generally do not require significant modification or customization of the underlying software and, accordingly, the implementation services we provide are not considered essential to the functionality of the software.

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance, unless such acceptance is deemed perfunctory. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and customer support arrangement based on the fair value, which is derived from substantive renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance agreements generally require us to provide technical support and software updates to our clients (on a when-and-if-available basis). We generally provide maintenance services under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the contract.

The Company also sells term licenses ranging from one to seven years, many of which include bundled maintenance services. For those arrangements with bundled maintenance services, VSOE does not exist for the maintenance element and therefore the total fee is recognized ratably over the contractual term of the arrangement.

We occasionally enter into perpetual license agreements requiring significant customization or fixed-fee professional service arrangements. We account for these arrangements in accordance with the percentage-of-completion method based on the ratio of hours incurred to expected total hours; accordingly we must estimate the costs to complete the arrangement utilizing an estimate of man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some perpetual license agreements, we routinely apply judgments to the application of software revenue recognition accounting principles to specific agreements and transactions. Different judgments or different contract structures could have led to different accounting conclusions, which could have a material effect on our reported results of operations.

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill based on our reporting unit structure by comparing fair value to carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value significantly exceeded the carrying value at December 31, 2015.

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●	significant underperformance relative to historical or projected future operating results;
●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

●	significant negative industry or economic trends.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2015, 2014 and 2013 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

As of December 31, 2015, we had $31.2 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet. Instead, all deferred tax assets and liabilities are now classified as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. In connection with our early adoption of this standard in the period ended December 31, 2015, we have classified all deferred taxes as non-current. For the period ended December 31, 2014, future income tax benefits and payables are presented as current and non-current. For both periods, future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years with early adoption permitted. In connection with our early adoption of this standard in the period ended December 31, 2015, we made certain immaterial measurement period adjustments related to acquisitions during the year ended December 31, 2015. The impact of the adoption did not have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and retrospective application is required once adopted. In connection with our early adoption in the third quarter of 2015, we reclassified $19.2 million of deferred financing fees from intangible and other assets to a reduction in long-term debt, net of current portion in our Condensed Consolidated Balance Sheet as of December 31, 2014.  In addition, we recorded deferred financing fees of $55.8 million as a reduction in long-term debt, net of current portion, in our Condensed Consolidated Balance Sheet as of September 30, 2015. The change did not impact the results of operations or cash flows.

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

At December 31, 2015, we had total debt of $2,820.0 million, including $2,220.0 million of variable interest rate debt. As of December 31, 2015, a 1% change in interest rates would result in a change in interest expense of approximately $19.6 million per year.

During 2015, approximately 32% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, primarily the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2015. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management has excluded Advent Software, Inc., or Advent, from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by us in a purchase business combination during 2015. Advent, and its related entities are our wholly-owned subsidiaries whose total assets and total revenues represent 2% and 16%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 26, 2016
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 26, 2016
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 26, 2016
Normand A. Boulanger

/s/ William A. Etherington	Director	February 26, 2016
William A. Etherington

/s/ Smita Conjeevaram	Director	February 26, 2016
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 26, 2016
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 26, 2016
Jonathan E. Michael

/s/ David A. Varsano	Director	February 26, 2016
David A. Varsano

/s/ Michael J. Zamkow	Director	February 26, 2016
Michael J. Zamkow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents debt issuance costs in the consolidated balance sheets in 2015.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Advent Software, Inc. (Advent) from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded Advent from our audit of internal control over financial reporting. Advent, and its related entities are wholly owned subsidiaries of the Company whose total assets and total revenues represent 2% and 16%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 26, 2016

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$434,159	$109,577
Accounts receivable, net of allowance for doubtful accounts of $2,957 and $2,241, respectively (Note 3)	169,951	94,359
Prepaid expenses and other current assets	27,511	14,927
Prepaid income taxes	40,627	11,857
Deferred income taxes	—	2,975
Restricted cash	2,818	1,477
Total current assets	675,066	235,172
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	37,855	28,521
Equipment, furniture, and fixtures	97,274	79,564
	137,784	110,740
Less: accumulated depreciation	(70,641)	(56,463)
Net property, plant and equipment	67,143	54,277
Deferred income taxes	2,199	1,135
Goodwill	3,549,212	1,573,227
Intangible and other assets, net of accumulated amortization of $536,929 and $416,708, respectively (Note 2)	1,508,622	402,344
Total assets	$5,802,242	$2,266,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$32,281	$20,470
Accounts payable	11,957	12,004
Income taxes payable	1,428	1,116
Accrued employee compensation and benefits	83,894	53,975
Deferred income taxes	—	110
Interest payable	28,903	—
Other accrued expenses	36,231	30,666
Deferred revenue	222,024	73,254
Total current liabilities	416,718	191,595
Long-term debt, net of current portion (Note 6)	2,719,070	599,268
Other long-term liabilities	51,434	26,446
Deferred income taxes	509,574	102,176
Total liabilities	3,696,796	919,485
Commitments and contingencies (Note 12)
Stockholders’ equity (Notes 2 and 4):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; 2,703,846 shares issued and outstanding	27	27
Common stock, $0.01 par value per share, 200,000,000 shares and 100,000,000 shares authorized, respectively; 96,552,226 shares and 82,268,722 shares issued, respectively, and 95,765,787 shares and 81,482,283 shares outstanding, respectively, of which 12,438 and 17,188 are unvested, respectively	966	822
Additional paid-in capital	1,794,115	964,845
Accumulated other comprehensive income	(83,170)	(15,121)
Retained earnings	411,493	414,082
	2,123,431	1,364,655
Less: cost of common stock in treasury, 786,439 shares	(17,985)	(17,985)
Total stockholders’ equity	2,105,446	1,346,670
Total liabilities and stockholders’ equity	$5,802,242	$2,266,155

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Software-enabled services	$670,170	$592,528	$552,565
Maintenance and term licenses	246,422	115,609	112,889
Total recurring revenues	916,592	708,137	665,454
Perpetual licenses	31,467	26,328	19,207
Professional services	52,226	33,396	28,041
Total non-recurring revenues	83,693	59,724	47,248
Total revenues	1,000,285	767,861	712,702
Cost of revenues:
Software-enabled services	373,394	342,625	322,719
Maintenance and term licenses	113,865	41,424	41,215
Total recurring cost of revenues	487,259	384,049	363,934
Perpetual licenses	3,116	3,531	5,133
Professional services	41,975	23,151	19,733
Total non-recurring cost of revenues	45,091	26,682	24,866
Total cost of revenues	532,350	410,731	388,800
Gross profit	467,935	357,130	323,902
Operating expenses:
Selling and marketing	94,950	48,592	41,885
Research and development	110,415	57,287	53,862
General and administrative	97,832	50,879	45,187
Total operating expenses	303,197	156,758	140,934
Operating income	164,738	200,372	182,968
Interest income	1,976	1,705	1,116
Interest expense	(79,333)	(27,177)	(42,395)
Other income, net	3,878	2,754	3,498
Loss on extinguishment of debt	(30,417)	—	—
Income before income taxes	60,842	177,654	145,187
Provision for income taxes (Note 5)	17,980	46,527	27,292
Net income	$42,862	$131,127	$117,895
Basic earnings per share	$0.47	$1.57	$1.45
Basic weighted average number of common shares outstanding	91,098	83,314	81,195
Diluted earnings per share	$0.45	$1.50	$1.38
Diluted weighted average number of common and common equivalent shares outstanding	95,448	87,331	85,616
Net income	$42,862	$131,127	$117,895
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(68,049)	(45,495)	(21,144)
Total comprehensive loss, net of tax	(68,049)	(45,495)	(21,144)
Comprehensive (loss) income	$(25,187)	$85,632	$96,751

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flow from operating activities:
Net income	$42,862	$131,127	$117,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,834	99,831	99,780
Stock-based compensation expense	44,079	11,483	8,386
Income tax benefit related to exercise of stock options	(32,960)	(15,454)	(24,194)
Amortization and write-offs of loan origination costs	8,126	5,839	5,830
Loss on extinguishment of debt	3,954	—	—
Loss on sale or disposition of property and equipment	336	687	317
Deferred income taxes	(39,806)	(13,583)	(11,069)
Provision for doubtful accounts	1,137	610	666
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(12,160)	3,902	814
Prepaid expenses and other current assets	(6,019)	(6,419)	(4,695)
Accounts payable	(5,586)	1,525	(4,032)
Accrued expenses	4,073	10,140	1,695
Income taxes prepaid and payable	11,514	21,560	18,060
Deferred revenue	60,240	1,284	(1,184)
Net cash provided by operating activities	230,624	252,532	208,269
Cash flow from investing activities:
Additions to property and equipment	(13,600)	(15,040)	(11,921)
Proceeds from sale of property and equipment	64	42	67
Cash paid for business acquisitions, net of cash acquired (Note 11)	(2,730,956)	(86,911)	(3,657)
Additions to capitalized software	(4,273)	(3,517)	(2,399)
Net changes in restricted cash	453	983	—
Net cash used in investing activities	(2,748,312)	(104,443)	(17,910)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	3,068,075	75,000	—
Repayments of debt	(903,448)	(212,000)	(239,000)
Proceeds from exercise of stock options	30,092	24,110	27,817
Withholding taxes related to equity award net share settlement	(6,939)	—	—
Payment of contingent consideration	-	(500)	—
Income tax benefit related to exercise of stock options	32,960	15,454	24,194
Proceeds from common stock issuance, net	717,802	—	—
Purchase of common stock for treasury	-	(11,223)	(943)
Payment of fees related to refinancing activities	(46,025)	(512)	(1,917)
Dividends paid on common stock	(45,451)	(10,494)	—
Net cash provided by (used in) financing activities	2,847,066	(120,165)	(189,849)
Effect of exchange rate changes on cash and cash equivalents	(4,796)	(2,817)	(2,200)
Net increase in cash and cash equivalents	324,582	25,107	(1,690)
Cash and cash equivalents, beginning of period	109,577	84,470	86,160
Cash and cash equivalents, end of period	$434,159	$109,577	$84,470
Supplemental disclosure of cash paid for:
Interest	$42,221	$21,330	$36,551
Income taxes, net of refunds	$42,210	$33,414	$21,584

Supplemental disclosure of non-cash investing activities:

See Note 11 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Class A
	Common Stock		Common Stock				Accumulated
	Number		Number				Other
	of		of		Additional		Comprehensive		Total
	Issued		Issued		Paid-in	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
	(In thousands)
Balance, at December 31, 2012	1,429	$14	78,141	$781	$853,455	$175,554	$51,518	$(5,819)	$1,075,503
Net income	—	—	—	—	—	117,895	—	—	117,895
Foreign exchange translation adjustment	—	—	—	—	—	—	(21,144)	—	(21,144)
Stock-based compensation expense	—	—	—	—	8,386	—	—	—	8,386
Exercise of options	1,275	13	2,312	23	27,781	—	—	—	27,817
Income tax benefit related to exercise of stock options	—	—	—	—	24,194	—	—	—	24,194
Issuance of common stock	—	—	25	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	(943)	(943)
Balance, at December 31, 2013	2,704	$27	80,478	$804	$913,816	$293,449	$30,374	$(6,762)	$1,231,708
Net income	—	—	—	—	—	131,127	—	—	131,127
Foreign exchange translation adjustment	—	—	—	—	—	—	(45,495)	—	(45,495)
Stock-based compensation expense	—	—	—	—	11,483	—	—	—	11,483
Exercise of options	—	—	1,790	18	24,092	—	—	—	24,110
Income tax benefit related to exercise of stock options	—	—	—	—	15,454	—	—	—	15,454
Cash dividends declared - $0.125 per share (Note 4)	—	—	—	—	—	(10,494)	—	—	(10,494)
Purchase of common stock	—	—	—	—	—	—	—	(11,223)	(11,223)
Balance, at December 31, 2014	2,704	$27	82,268	$822	$964,845	$414,082	$(15,121)	$(17,985)	$1,346,670
Net income	—	—	—	—	—	42,862	—	—	42,862
Foreign exchange translation adjustment	—	—	—	—	—	—	(68,049)	—	(68,049)
Stock-based compensation expense	—	—	—	—	43,746	—	—	—	43,746
Exercise of options, net of withholding taxes	—	—	2,207	22	23,131	—	—	—	23,153
Non-cash purchase price consideration (Note 11)	—	—	—	—	11,753	—	—	—	11,753
Income tax benefit related to exercise of stock options	—	—	—	—	32,960	—	—	—	32,960
Cash dividends declared - $0.50 per share (Note 4)	—	—	—	—	—	(45,451)	—	—	(45,451)
Issuance of common stock	—	—	12,077	122	717,680	—	—	—	717,802
Balance, at December 31, 2015	2,704	$27	96,552	$966	$1,794,115	$411,493	$(83,170)	$(17,985)	$2,105,446

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

Note 1—Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in Europe, Asia, Australia and Africa. The Company’s portfolio of over 90 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

1.	Alternative investments;
2.	Insurance and pension funds;
3.	Asset and wealth management;
4.	Financial institutions;
5.	Commercial lenders;
6.	Real estate property management;
7.	Municipal finance; and
8.	Financial markets.

Note 2—Summary of Significant Accounting Policies

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

Reclassifications

In connection with the acquisition of Advent and the related increase in term license revenues, the Company condensed its presentation of revenues on its Consolidated Statements of Comprehensive Income to illustrate its two types of revenue streams: recurring revenues and non-recurring revenues. Recurring revenues consist of software-enabled services and maintenance and term licenses. Non-recurring revenues consist of professional services and perpetual licenses.

The Company’s prior presentation required that revenues from term license agreements be allocated between license revenue and maintenance revenue, with the license portion being reported together with revenue from perpetual license agreements as “Software licenses”, and the maintenance portion being reported together with maintenance revenue related to perpetual licenses as “Maintenance”. The Company reclassified $10.0 million and $9.5 million from “Software licenses” to “Maintenance and term

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licenses” for the years ended December 31, 2014 and 2013, respectively. In connection with the reclassification of revenues, the Company reclassified the related costs of revenues, which were immaterial. The revised presentation better illustrates the nature of the Company’s revenues and costs of revenues by indicating the recurring nature of the license portion of revenue from maintenance and term license agreements. The Company has not changed its accounting methods for revenue recognition.

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

Software-enabled Services Revenue

The Company primarily offers software-enabled outsourcing services in which the Company utilizes its own software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. The Company also offers subscription-based on-demand software applications that are managed and hosted at our facilities. The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under these arrangements, the client does not have the right to take possession of the software, rather, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems.

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

Maintenance and Term Licenses Revenue Agreements

Maintenance agreements generally require the Company to provide technical support and software updates (on a when-and-if-available basis) to its clients. Such services are generally provided under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

The Company also sells term licenses ranging from one to seven years, many of which include bundled maintenance services. For those arrangements with bundled maintenance services, VSOE does not exist for the maintenance element and therefore the total fee is recognized ratably over the contractual term of the arrangement.

Perpetual Licenses Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provide guidance on applying GAAP in recognizing revenue on software transactions. Accounting standards require that revenue recognized from

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). The Company recognizes perpetual licenses revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a perpetual license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $4.7 million and $4.2 million are included in the December 31, 2015 and 2014 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $2.4 million, $1.8 million, and $1.0 million for each of the years ended December 31, 2015, 2014, and 2013, respectively.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Income, Net

Other income, net for 2015 consists primarily of foreign currency transaction gains of $3.4 million and the liquidation of an investment. Other income, net for 2014 consists primarily of foreign currency transaction gains of $2.9 million.  The gains were partially offset by an increase of $0.4 million to the contingent consideration liability for the acquisition of Prime Management Limited (“Prime”). Other income, net for 2013 consists primarily of foreign currency transaction gains of $3.4 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company held $303.1 million in cash equivalents at December 31, 2015 and did not hold any cash equivalents at December 31, 2014.

Restricted Cash

Restricted cash includes monies held by a bank as security for letters of credit issued due to lease requirements for office space. The letters of credit are expected to be renewed within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheet. Additionally, movements of restricted cash are included in other investing activities on the Consolidated Statement of Cash Flows.

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

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $18.9 million, $14.3 million and $14.7 million, respectively.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income (expense), net.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2015 or 2014. The first step of the impairment analysis, which is based on our reporting unit structure, indicated that the fair value significantly exceeded the carrying value at December 31, 2015. There were no other indefinite-lived intangible assets as of December 31, 2015 or 2014.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2013	$1,541,386
2014 acquisition	66,511
Effect of foreign currency translation	(34,670)
Balance at December 31, 2014	1,573,227
2015 acquisitions	2,031,451
Adjustments to prior acquisitions	(67)
Effect of foreign currency translation	(55,399)
Balance at December 31, 2015	$3,549,212

Customer relationships, completed technology and other identifiable intangible assets are amortized over lives ranging from three to 17 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $129.5 million, $83.7 million and $84.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2015	2014
Customer relationships	$1,459,550	$604,638
Completed technology	497,030	154,043
Trade names	61,573	39,876
Other	2,680	2,774
	2,020,833	801,331
Less: accumulated amortization	(530,792)	(412,897)
	$1,490,041	$388,434

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2015, is expected to approximate (in thousands):

Year Ending December 31,
2016	$192,618
2017	185,093
2018	180,220
2019	164,541
2020	154,122
$876,594

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses in the years ended December 31, 2015 and 2014.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2015 and 2014, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income (expense) in the results of operations in the periods in which they occur.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet. Instead, all deferred tax assets and liabilities are now classified as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. In connection with the Company’s early adoption of this standard in the period ended December 31, 2015, the Company has classified all deferred taxes as non-current. For the period ended December 31, 2014, future income tax benefits and payables are presented as current and non-current. For both periods, future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years with early adoption permitted. In connection with the Company’s early adoption of this standard in the period ended December 31, 2015, the Company made certain immaterial measurement period adjustments related to acquisitions during the year ended December 31, 2015. The impact of the adoption did not have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. Retrospective application is required once adopted. In connection with the Company’s early adoption of this standard in the third

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2015, the Company reclassified $19.2 million of deferred financing fees from intangible and other assets to a reduction in long-term debt, net of current portion in its Condensed Consolidated Balance Sheet as of December 31, 2014.  In addition, the Company recorded deferred financing fees of $55.8 million as a reduction in long-term debt, net of current portion, in its Condensed Consolidated Balance Sheet as of September 30, 2015. The change did not impact the results of operations or cash flows.

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

Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period. The Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding — used in calculation of basic EPS	91,098	83,314	81,195
Weighted average common stock equivalents	4,350	4,017	4,421
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	95,448	87,331	85,616

Weighted average stock options, SARs, RSUs and RSAs representing 3,500,828, 1,841,840 and 133,598 shares were outstanding for the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2015	2014
Accounts receivable	$130,394	$58,223
Unbilled accounts receivable	42,514	38,377
Allowance for doubtful accounts	(2,957)	(2,241)
Total accounts receivable, net	$169,951	$94,359

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2015	2014	2013
Balance at beginning of period	$2,241	$2,500	$2,359
Charge to costs and expenses	1,137	610	666
Write-offs, net of recoveries	(273)	(785)	(510)
Other adjustments	(148)	(84)	(15)
Balance at end of period	$2,957	$2,241	$2,500

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Note 4—Stockholders’ Equity

Public offering. In June 2015, the Company completed a public offering of its common stock. The offering included 12,075,000 newly issued shares of common stock sold by the Company (including 1,575,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares) at an offering price of $61.50 per share for which the Company received total net proceeds of approximately $717.8 million.

Authorized shares. In March 2015, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

Dividends. In 2015, the Company paid quarterly cash dividends of $0.125 per share of common stock on March 16, 2015, June 15, 2015 and September 15, 2015 and December 15, 2015 to stockholders of record as of the close of business on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, totaling $45.5 million.

Stock repurchase program. In November 2014, the Company’s Board of Directors authorized the continued repurchase of up to $200 million of the Company’s common stock on the open market or in privately negotiated transactions. Under the repurchase programs, the Company purchased a total of 274,726 shares for approximately $11.2 million during the year ended December 31, 2014 and a total of 23,900 shares for approximately $0.9 million during the year ended December 31, 2013. There were no repurchases in 2015. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about quarterly share repurchases:

	Fiscal 2014 Price Range
Quarter	Shares	High	Low
First	90,226	$39.99	$38.06
Second	95,800	44.48	39.04
Third	88,700	43.95	42.72
Fourth	—	—	—
Total	274,726	44.48	38.06

Note 5—Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$15,897	$124,032	$90,332
Foreign	44,945	53,622	54,855
Income before income taxes	$60,842	$177,654	$145,187

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$36,345	$36,205	$24,604
Foreign	15,204	13,603	6,339
State	6,237	10,302	6,532
Total	57,786	60,110	37,475
Deferred:
Federal	(25,083)	(9,697)	(6,986)
Foreign	(9,367)	(5,318)	(987)
State	(5,356)	1,432	(2,210)
Total	(39,806)	(13,583)	(10,183)
Total	$17,980	$46,527	$27,292

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed “expected” tax expense	$21,295	$62,179	$50,816
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	2,656	7,217	2,621
Foreign operations	(11,281)	(26,232)	(17,942)
Rate change impact on tax liabilities	(1,021)	—	(2,679)
Effect of valuation allowance	3,242	1,351	785
Uncertain tax positions	3,903	3,933	(2,661)
Tax credits	(3,493)	(993)	(3,325)
Non-deductible transaction costs	2,354	—	—
Other	325	(928)	(323)
Provision for income taxes	$17,980	$46,527	$27,292

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax credit carryforwards	$31,257	$—	$4,771	$—
Deferred compensation	23,625	—	13,956	—
Net operating loss carryforwards	23,249	—	11,788	—
Accrued expenses	9,589	—	4,236	—
Property and equipment	1,766	—	—	3,031
Impaired investment interest	846	—	842	—
Other	773	—	—	209
Customer relationships	—	390,348	—	71,557
Acquired technology	—	125,022	—	5,295
Other intangible assets	—	26,520	—	29,403
Deferred revenue	—	20,689	—	174
Trade names	—	12,379	—	5,772
Unremitted foreign earnings	—	5,502	—	5,709
Total	91,105	580,460	35,593	121,150
Valuation allowance	(18,020)	—	(12,619)	—
Total	$73,085	$580,460	$22,974	$121,150

At December 31, 2015 and 2014, the Company had accrued a deferred income tax liability of $5.5 million and $5.7 million, respectively, on unremitted earnings of its Canadian subsidiary. At December 31, 2015, the Company had not accrued a deferred income tax liability of approximately $3.3 million on unremitted earnings of $50.2 million that are permanently reinvested in its other foreign subsidiaries.  It is not practicable to estimate the amount of foreign tax credits that would be available to offset the $3.3 million tax liability due to complexities surrounding the foreign tax credit.

At December 31, 2015, the Company had domestic federal net operating loss carryforwards of $0.6 million, which expire in 2034 and domestic state net operating loss carryforwards of $83.8 million, which will begin to expire in 2019. At December 31, 2015, the Company had foreign net operating loss carryforwards of $66.1 million, of which $63.6 million can be carried forward indefinitely. The remaining $2.5 million will begin to expire in 2016.

At December 31, 2015, the Company had tax credit carryforwards of $31.3 million relating to domestic and foreign jurisdictions, of which $29.1 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2017, $1.3 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2022 and $0.9 million relate to minimum alternative tax credit carryforwards at the Company’s India operations that are expected to be utilized before they begin to expire in 2021. The Company recorded $36.0 million of domestic tax credit carryforwards related to acquisitions during 2015.

The Company has recorded valuation allowances of $18.0 million at December 31, 2015 related to certain foreign net operating loss carryforwards and tax credit carryforwards and $12.6 million at December 31, 2014 related to certain foreign net operating loss carryforwards.  Of the $18.0 million valuation allowance recorded at December 31, 2015, $16.2 million relates to foreign net operating losses that do not expire. The change in the valuation allowance from 2014 to 2015 is primarily due to a valuation allowance recorded on domestic tax credit carryforwards and foreign net operating losses generated in 2015.

The Company operates under tax holidays in some foreign jurisdictions, which begin to expire in 2017. The availability of the tax holidays are subject to fulfillment of certain conditions. The impact of the tax holidays decreased foreign taxes by $0.7 million, which had a benefit of $0.01 per share (diluted) for the year ended December 31, 2015.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2015 and 2014 (in thousands):

Balance at January 1, 2014	$7,640
Increases related to current year tax positions	3,668
Decreases related to prior tax positions	(68)
Increases related to acquired tax positions	4,606
Lapse in statute of limitation	—
Foreign exchange translation adjustment	(189)
Balance at December 31, 2014	15,657
Increases related to current year tax positions	4,880
Increases related to prior tax positions	1,179
Increases related to acquired tax positions	37,456
Settlements	(2,883)
Lapse in statute of limitation	(60)
Foreign exchange translation adjustment	(489)
Balance at December 31, 2015	$55,740

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.8 million and $0.3 million during 2015 and 2014, respectively, and has recorded a total liability for potential penalties and interest, including penalties and interest related to acquired unrecognized tax benefits, of $3.5 million and $2.9 million at December 31, 2015 and 2014, respectively. The Company’s unrecognized tax benefits increased significantly from 2014 to 2015 due to positions taken on tax returns of acquired companies. The Company’s unrecognized tax benefits as of December 31, 2015 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2015.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, United Kingdom, India, California, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities prior to tax years ending 2009, 2011, 2012, 2012, 2000, 2012 and 2011, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2009 through 2013. The Company’s California state income tax returns are currently under audit for the tax periods ended December 31, 2001 through 2007 and December 31, 2012 through 2013. The Company’s New York state income tax returns are currently under audit for the tax periods ended December 31, 2011 through 2014.

Note 6—Debt

At December 31, 2015 and 2014, debt consisted of the following (in thousands):

	December 31,
	2015	2014
Senior secured credit facilities, weighted-average interest rate of 3.94%	$2,220,000	$—
5.875% senior notes due 2023	600,000	—
Prior facility, weighted-average interest rate of 2.93%	—	645,000
Unamortized original issue discount and debt issuance costs	(68,649)	(25,262)
	2,751,351	619,738
Less current portion of long-term debt	32,281	20,470
Long-term debt	$2,719,070	$599,268

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of its subsidiaries, pay dividends on its capital stock or redeem, repurchase or retire its capital stock, alter the business the Company conducts, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with its affiliates. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the Credit Agreement contains a financial covenant for the benefit of the Revolving Credit Facility as well as the Term A-1

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan and the Term A-2 Loan, requiring the Company to maintain a consolidated net senior secured leverage ratio. As of December 31, 2015, the Company was in compliance with the financial and non-financial covenants.

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

As of December 31, 2015, there were $600.0 million in principal amount of Senior Notes outstanding.

Debt issuance costs

In connection with the Credit Agreement and the Senior Notes, the Company capitalized an aggregate of $45.8 million in financing costs. Capitalized financing costs of $6.4 million, $4.4 million and $4.4 million were amortized to interest expense in the years ended December 31, 2015, 2014 and 2013, respectively, and the Company amortized to interest expense $1.8 million, $1.4 million and $1.4 million of the original issue discount associated with the Credit Agreement and Prior Facility for the years ended December 31, 2015, 2014 and 2013, respectively. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s Consolidated Balance Sheet.

Loss on extinguishment of debt

The Company recorded a $30.4 million loss on extinguishment of debt in 2015 in connection with the repayment and termination of its Prior Facility.  The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing costs and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing costs related to the Credit Agreement for amounts accounted for as a debt modification.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of debt

At December 31, 2015, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2016	$32,281
2017	35,405
2018	44,781
2019	44,781
2020 and thereafter	2,662,752
$2,820,000

Note 7—Fair Value Measurements

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

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
●

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

●	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2015 and 2014, the Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Recurring Fair Value Measurements

The Company did not have any material financial assets or liabilities that were measured at fair value as of December 31, 2015 and 2014.

Fair value of debt

The carrying amounts and fair values of financial instruments are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$2,220,000	$2,202,105	$—	$—
5.875% senior notes due 2023	600,000	616,500	—	—
Prior facility	—	—	645,000	641,141

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $24.4 million, $16.7 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2022. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$30,470
2017	28,446
2018	25,725
2019	22,254
2020 and thereafter	87,802
$194,697

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $0.2 million, $0.2 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013 respectively. Future minimum lease receipts under these leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$1,798
2017	1,828
2018	1,764
2019	1,273
2020 and thereafter	1,632
$8,295

Note 9—Defined Contribution Plans

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

During the years ended December 31, 2015, 2014 and 2013, the Company incurred $5.8 million, $4.1 million and $3.9 million, respectively, of matching contribution expenses related to the Plan.

Note 10—Stock-based Compensation

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

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 10,914,967 shares of the Company’s common stock, which is calculated based on an initial authorization of 1,416,661 shares of the Company’s common stock and an annual increase to be added on the first day of each of the Company’s fiscal years during the term of the 2008 Plan beginning in fiscal 2009 equal to the lesser of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the Company’s board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options and RSUs under the 2008 Plan.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2006, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 11,173,819 shares of the Company’s common stock. Under the 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted RSAs of its common stock and both time-based and performance-based options under the 2006 Plan.

The Company generally settles stock option exercises with newly issued common shares.

Restricted stock units.  During the year ended December 31, 2015, the Company granted 10,395 RSUs under the 2008 Plan, which vest 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The RSUs vest in full upon a change in control, subject to certain conditions.  At December 31, 2015, there was approximately $17.8 million of unearned non-cash stock-based compensation related to the RSUs that the Company expects to recognize as expense over a remaining period of 3.5 years.

Restricted stock awards.  During the years ended December 31, 2015 and 2013, the Company granted 1,500 and 25,000 RSAs of its common stock, respectively, under the 2006 Plan, which vest 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The RSAs vest in full upon a change in control, subject to certain conditions.  During 2014, there were no RSAs granted.  At December 31, 2015, there was approximately $0.4 million of unearned non-cash stock-based compensation related to the RSAs that the Company expects to recognize as expense over a remaining period of 22 months.  At December 31, 2014, there was approximately $0.6 million of unearned non-cash stock-based compensation related to the RSAs that the Company expects to recognize as expense over a remaining period of 32 months.

Time-based options. Time-based options granted under the 2006 Plan, the 2008 Plan or the 2014 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All outstanding time-based options vest upon a change in control, subject to certain conditions. Time-based options granted during 2015, 2014 and 2013 have a weighted-average grant date fair value of $14.57, $12.77 and $9.86 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options vested during the years ended December 31, 2015, 2014 and 2013 was approximately $43.5 million, $11.3 million and $8.2 million, respectively. At December 31, 2015, there was approximately $109.6 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2015	2014	2013
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	26.63%	29.04%	28.04%
Risk-free interest rate	1.42%	1.36%	1.16%
Expected dividend yield	0.74%	0.84%	0%

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015				2014 (1)			2013 (1)
Statement of Comprehensive Income Classification	Options, SARs	RSUs	RSAs	Total	Options, SARs	RSAs	Total	Options, SARs	RSAs	Total
Cost of software-enabled services	$6,460	$372	$17	$6,849	$3,940	$—	$3,940	$2,925	$—	$2,925
Cost of maintenance and term licenses	1,022	366	—	1,388	282	—	282	273	—	273
Cost of recurring revenues	7,482	738	17	8,237	4,222	—	4,222	3,198	—	3,198
Cost of professional services	1,166	222	—	1,388	443	—	443	338	—	338
Cost of non-recurring revenues	1,166	222	—	1,388	443	—	443	338	—	338
Total cost of revenues	8,648	960	17	9,625	4,665	—	4,665	3,536	—	3,536
Selling and marketing (2)	10,637	3,806	222	14,665	2,043	222	2,265	1,385	90	1,475
Research and development	5,676	2,912	—	8,588	1,165	—	1,165	901	—	901
General and administrative	8,270	2,931	—	11,201	3,388	—	3,388	2,331	143	2,474
Total operating expenses	24,583	9,649	222	34,454	6,596	222	6,818	4,617	233	4,850
Total stock-based compensation expense	$33,231	$10,609	$239	$44,079	$11,261	$222	$11,483	$8,153	$233	$8,386

(1)	There was no stock-based compensation expense associated with RSUs in 2014 and 2013.
(2)

For the year ended December 31, 2013, includes stock-based compensation expense of $0.1 million associated with restricted Class A stock. At December 31, 2013, there was no unearned non-cash stock based compensation related to the RSAs.

The associated future income tax benefit recognized was $20.7 million, $3.8 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For the year ended December 31, 2015, the amount of cash received from the exercise of stock options was $30.1 million, with an associated tax benefit realized of $44.2 million. The intrinsic value of options exercised during the year ended December 31, 2015 was approximately $120.9 million. For the year ended December 31, 2014, the amount of cash received from the exercise of stock options was $24.1 million, with an associated tax benefit realized of $18.8 million. The intrinsic value of options exercised during the year ended December 31, 2014 was approximately $56.1 million. For the year ended December 31, 2013, the amount of cash received from the exercise of stock options was $27.8 million, with an associated tax benefit realized of $31.8 million. The intrinsic value of options exercised during the year ended December 31, 2013 was approximately $87.8 million.

In connection with its acquisition of Advent, the Company assumed Advent’s outstanding unvested equity awards which were converted into 2.5 million unvested stock options and SARs and 0.7 million unvested RSUs. The awards were converted into rights to receive SS&C common stock. All other terms and conditions of the awards remained unchanged. During the year ended December 31, 2015, the Company recognized stock-based compensation expense of $26.3 million related to these assumed awards, of which $11.5 million related to one-time charges for the accelerated vesting of certain awards.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option and SAR activity as of and for the years ended December 31, 2015, 2014 and 2013:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2012	13,411,130	$12.47
Granted(1)	2,024,170	40.81
Cancelled/forfeited	(332,327)	20.27
Exercised	(3,587,331)	7.75
Outstanding at December 31, 2013	11,515,642	18.70
Granted(2)	2,198,825	55.74
Cancelled/forfeited	(203,586)	30.51
Exercised	(1,790,233)	13.47
Outstanding at December 31, 2014	11,720,648	26.24
Equity awards assumed from Advent	2,480,953	50.27
Granted(3)	3,818,295	67.91
Cancelled/forfeited	(630,844)	50.50
Exercised	(2,249,870)	15.45
Outstanding at December 31, 2015	15,139,182	41.28

(1)	Of the grants during 2013, 1,798,420 were granted under the 2008 Plan and 225,750 were granted under the 2006 Plan.
(2)	Of the grants during 2014, 450,000 were granted under the 2014 Plan, 1,632,825 were granted under the 2008 Plan and 116,000 were granted under the 2006 Plan.
(3)	Of the grants during 2015, 515,000 were granted under the 2014 Plan, 2,739,845 were granted under the 2008 Plan and 563,450 were granted under the 2006 Plan.

The following table summarizes RSU activity as of and for the year ended December 31, 2015 is as follows (in thousands):

Number of Shares
Outstanding at January 1, 2015	—
Equity awards assumed from Advent	660,017
Granted	10,395
Cancelled/forfeited	(69,194)
Vested	(122,492)
Outstanding at December 31, 2015	478,726

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2015:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
		(In thousands)	(Years)			(In thousands)	(Years)
6,788,912	$21.20	$319,682	4.66	8,350,270	$57.61	$89,728	9.12

Note 11—Acquisitions

Primatics Financial

On November 16, 2015, SS&C purchased all of the outstanding stock of Primatics for approximately $127.6 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Primatics provides cloud-based integrated risk, compliance and financing solution for the banking industry.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net assets and results of operations of Primatics have been included in the Company’s consolidated financial statements from November 16, 2015. The fair value of the intangible assets, consisting of customer relationships, completed technology and trade name, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately ten years, customer relationships are amortized over approximately one to 15 years and trade name are amortized over approximately ten years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $6.5 million in revenues from Primatics operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015.

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

There are $2.5 million in revenues from Varden operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015.

Advent Software, Inc.

On July 8, 2015, the Company purchased all of the outstanding stock of Advent for approximately $2.6 billion in cash, equating to $44.25 per share plus the costs, fees and expenses associated with the transaction, in part, using the equity and debt financing discussed in Notes 4 and 6. Advent provides software and services for the global investment management industry.

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

There are $155.8 million in revenues from Advent operations included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarizes the allocation of the purchase price for the acquisitions of Primatics, Varden, Advent and DSTGS (in thousands):

	Primatics	Varden	Advent	DSTGS
Accounts receivable	$9,337	$1,186	$57,326	$8,866
Fixed assets	2,956	26	15,898	2,074
Other assets	3,439	—	20,510	3,392
Acquired client relationships and contracts	36,980	9,000	823,000	17,200
Completed technology	33,900	3,700	311,000	34,200
Trade names	4,100	300	18,000	4,300
Non-compete agreements	—	100	—	—
Goodwill	61,685	12,925	1,956,841	66,444
Deferred revenue	(5,330)	(835)	(90,126)	(10,185)
Deferred income taxes	(24,943)	—	(424,489)	(11,626)
Other liabilities assumed	(6,943)	(3,268)	(91,428)	(19,703)
Consideration paid, net of cash acquired	$115,181	$23,134	$2,596,532	$94,962

Additionally, the Company acquired Prime in October 2013 for approximately $4.0 million.

The consideration paid, net of cash acquired for Advent above includes $11.8 million of non-cash consideration related to the fair value of unvested acquired equity awards with a pre-acquisition service period. This amount is excluded from “Cash paid for business acquisitions, net of cash acquired” for the year ended December 31, 2015 on the Company’s Consolidated Statement of Cash Flows.

The consideration paid, net of cash acquired above for DSTGS includes a working capital adjustment of $7.9 million, which was paid in the second quarter of 2015. This amount is included in “Cash paid for business acquisitions, net of cash acquired” for the year ended December 31, 2015 on the Company’s Consolidated Statement of Cash Flows.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $0.4 million, $2.6 million and $0.5 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired – Primatics, Advent and DSTGS, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Primatics, Varden and Advent occurred on January 1, 2014 and DSTGS occurred on January 1, 2013. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014
Revenues	$1,303,843	$1,208,148
Net income (loss)	$43,772	$(49,718)
Basic EPS	$0.48	$(0.60)
Basic weighted average number of common shares outstanding	91,098	83,314
Diluted EPS	$0.46	$(0.60)
Diluted weighted average number of common and common equivalent shares outstanding	95,448	83,314

Pending acquisitions

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

Note 12—Commitments and Contingencies

Millennium Actions

Several actions (the “Millennium Actions”) were filed in various jurisdictions against the Company’s subsidiaries, GlobeOp Financial Services Ltd and GlobeOp Financial Services LLC (“GlobeOp”), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, Ltd. and Millennium Global Emerging Credit Master Fund Ltd.  All substantive claims related to the Millennium Actions have been settled or resolved in favor of GlobeOp.  The only remaining issue involves the allocation of attorneys’ fees and costs in an arbitration proceeding that was conducted in the United Kingdom, which issue is currently pending before the arbitration tribunal.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

Note 13—Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2015 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

Revenues by geography for the years ended December 31, were (in thousands):

	2015	2014	2013
United States	$682,293	$514,803	$466,670
Canada	55,562	63,037	60,980
Americas, excluding United States and Canada	22,186	15,745	16,760
United Kingdom	107,081	99,163	97,079
Europe, excluding United Kingdom	68,347	49,929	51,561
Asia-Pacific and Japan	64,816	25,184	19,652
	$1,000,285	$767,861	$712,702

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets as of December 31, were (in thousands):

	2015	2014	2013
United States	$64,141	$60,373	$62,577
Canada	5,493	6,376	6,881
Americas, excluding United States and Canada	1,301	1,499	66
Europe	4,336	10,204	9,426
Asia-Pacific and Japan	5,715	4,738	5,078
	$80,986	$83,190	$84,028

Revenues by product group for the years ended December 31, were (in thousands):

	2015	2014	2013
Portfolio management/accounting	$918,888	$691,915	$640,075
Trading/treasury operations	31,992	32,705	32,949
Financial modeling	9,078	8,664	8,366
Loan management/accounting	14,205	8,382	6,683
Property management	16,176	15,217	14,622
Money market processing	8,677	9,421	8,279
Training	1,269	1,557	1,728
	$1,000,285	$767,861	$712,702

Note 14—Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2015 and 2014 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter
	(In thousands, except per share data)
2015
Revenue	$205,735	$212,768	$280,894	$300,888
Gross profit	93,428	103,265	129,030	142,212
Operating income	43,133	58,351	14,952	48,302
Net income (loss)	26,246	39,128	(34,610)	12,098
Basic earnings (loss) per share	$0.31	$0.46	$(0.36)	$0.12
Diluted earnings (loss) per share	$0.30	$0.44	$(0.36)	$0.12

(1)

During the third quarter of 2015, the Company recognized a loss on extinguishment of debt of $30.4 million and professional fees of $13.5 million associated with the Company’s acquisition of Advent, both of which decreased net income for the period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2014
Revenue	$185,810	$188,722	$192,598	$200,731
Gross profit	84,311	86,489	91,215	95,115
Operating income	47,025	45,389	54,363	53,595
Net income	26,448	27,245	40,827	36,607
Basic earnings per share	$0.32	$0.33	$0.49	$0.44
Diluted earnings per share	$0.30	$0.31	$0.47	$0.42

Note 15—Subsequent Event

Dividend declared. On February 24, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock payable on March 15, 2016 to stockholders of record as of the close of business on March 7, 2016.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.1

Indenture, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.1

Credit Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.2

Registration Rights Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and the representatives of the initial purchasers named therei is incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.3

Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)

10.4

Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10.5

Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10.6

Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10.7

Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4

10.8

2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

Exhibit Number	Description of Exhibit
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

10.14*

First Amended and Restated Employment Agreement, dated as of March 31, 2015, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2015 (File No. 001-34675)

10.15*

Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.16*

Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10.17*

Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10.18*

Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10.19*

Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1

10.20*

Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q

10.21*

Amended and Restated Stock Option Agreement, dated February 16, 2010, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.33 to SS&C Technologies, Inc.’s Annual Report on Form 10-K, filed on February 26, 2010 (File No. 000-28430)

10.22	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1

10.23

Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.24

Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

10.25

Amended and Restated Stock Option Agreement, dated March 10, 2013, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2013 (File No. 001-34675)

10.26

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.27*

SS&C Technologies Holdings, Inc. 2014 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.28*

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

Exhibit Number	Description of Exhibit
10.29*

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.