Form 10-Q
period 2016-03-31
SS&C Technologies Holdings Inc
filed 2016-05-09
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 99,107,712 shares of the registrant’s common stock outstanding as of May 6, 2016.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$101,826	$434,159
Accounts receivable, net of allowance for doubtful accounts of $3,613 and $2,957, respectively	262,753	169,951
Prepaid expenses and other current assets	32,444	27,511
Prepaid income taxes	36,848	40,627
Restricted cash	2,818	2,818
Total current assets	436,689	675,066
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	36,845	37,855
Equipment, furniture, and fixtures	106,645	97,274
	146,145	137,784
Less: accumulated depreciation	(76,934)	(70,641)
Net property, plant and equipment	69,211	67,143
Deferred income taxes	1,860	2,199
Goodwill (Note 3)	3,655,005	3,549,212
Intangible and other assets, net of accumulated amortization of $587,963 and $536,929, respectively	1,627,947	1,508,622
Total assets	$5,790,712	$5,802,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 2)	$32,062	$32,281
Accounts payable	20,014	11,957
Income taxes payable	—	1,428
Accrued employee compensation and benefits	38,575	83,894
Interest payable	19,048	28,903
Other accrued expenses	40,894	36,231
Deferred revenue	251,741	222,024
Total current liabilities	402,334	416,718
Long-term debt, net of current portion (Note 2)	2,691,960	2,719,070
Other long-term liabilities	58,653	51,434
Deferred income taxes	498,839	509,574
Total liabilities	3,651,786	3,696,796
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 4):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; 0 and 2,703,846 shares issued and outstanding, respectively	—	27
Common stock, $0.01 par value per share, 200,000,000 shares authorized; 99,852,851 shares and 96,552,226 shares issued, respectively, and 99,066,412 shares and 95,765,787 shares outstanding, respectively, of which 10,875 and 12,438 are unvested, respectively	999	966
Additional paid-in capital	1,823,620	1,794,115
Accumulated other comprehensive income	(73,849)	(83,170)
Retained earnings	406,141	411,493
	2,156,911	2,123,431
Less: cost of common stock in treasury, 786,439 shares	(17,985)	(17,985)
Total stockholders’ equity	2,138,926	2,105,446
Total liabilities and stockholders’ equity	$5,790,712	$5,802,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Software-enabled services	$205,647	$153,567
Maintenance and term licenses	95,120	39,974
Total recurring revenues	300,767	193,541
Perpetual licenses	5,215	3,070
Professional services	18,149	9,124
Total non-recurring revenues	23,364	12,194
Total revenues	324,131	205,735
Cost of revenues:
Software-enabled services	113,728	88,602
Maintenance and term licenses	46,946	14,167
Total recurring cost of revenues	160,674	102,769
Perpetual licenses	498	1,024
Professional services	15,512	8,514
Total non-recurring cost of revenues	16,010	9,538
Total cost of revenues	176,684	112,307
Gross profit	147,447	93,428
Operating expenses:
Selling and marketing	29,861	13,387
Research and development	36,447	19,608
General and administrative	30,695	17,300
Total operating expenses	97,003	50,295
Operating income	50,444	43,133
Interest expense, net	(33,089)	(5,600)
Other expense, net	(1,847)	(1,507)
Income before income taxes	15,508	36,026
Provision for income taxes	8,503	9,780
Net income	$7,005	$26,246
Basic earnings per share	$0.07	$0.31
Basic weighted average number of common shares outstanding	98,760	84,263
Diluted earnings per share	$0.07	$0.30
Diluted weighted average number of common and common equivalent shares outstanding	102,131	88,456
Net income	$7,005	$26,246
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	9,321	(36,219)
Total comprehensive income (loss), net of tax	9,321	(36,219)
Comprehensive income (loss)	$16,326	$(9,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net income	$7,005	$26,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,273	25,996
Stock-based compensation expense	15,347	4,106
Income tax benefit related to exercise of stock options	(8,174)	(2,839)
Amortization and write-offs of loan origination costs	2,653	1,435
(Gain) loss on sale or disposition of property and equipment	(2)	209
Deferred income taxes	(6,274)	(2,131)
Provision for doubtful accounts	679	437
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(33,203)	(12,058)
Prepaid expenses and other assets	(1,221)	4,744
Accounts payable	3,592	(333)
Accrued expenses	(52,843)	(25,283)
Income taxes prepaid and payable	10,526	1,517
Deferred revenue	25,260	9,121
Net cash provided by operating activities	18,618	31,167
Cash flow from investing activities:
Additions to property and equipment	(2,808)	(2,249)
Proceeds from sale of property and equipment	2	—
Cash paid for business acquisitions, net of cash acquired	(317,554)	—
Additions to capitalized software	(2,169)	(928)
Net cash used in investing activities	(322,529)	(3,177)
Cash flow from financing activities:
Repayments of debt	(29,825)	(44,000)
Proceeds from exercise of stock options	7,629	4,661
Withholding taxes related to equity award net share settlement	(1,559)	—
Income tax benefit related to exercise of stock options	8,174	2,839
Dividends paid on common stock	(12,353)	(10,539)
Net cash used in financing activities	(27,934)	(47,039)
Effect of exchange rate changes on cash and cash equivalents	(488)	(2,198)
Net decrease in cash and cash equivalents	(332,333)	(21,247)
Cash and cash equivalents, beginning of period	434,159	109,577
Cash and cash equivalents, end of period	$101,826	$88,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2015, which were included in the 2015 Form 10-K. The December 31, 2015 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

The Company’s prior presentation required that revenues from term license agreements be allocated between license revenue and maintenance revenue, with the license portion being reported together with revenue from perpetual license agreements as “Software licenses”, and the maintenance portion being reported together with maintenance revenue related to perpetual licenses as “Maintenance”. The Company reclassified $4.3 million from “Software licenses” to “Maintenance and term licenses” for the three months ended March 31, 2015. In connection with the reclassification of revenues, the Company reclassified the related costs of revenues, which were immaterial. The revised presentation better illustrates the nature of the Company’s revenues and costs of revenues by indicating the recurring nature of the license portion of revenue from maintenance and term license agreements. The Company has not changed its accounting methods for revenue recognition.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. The provisions of this ASU are effective for years beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year for ASU No. 2014-09. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

Note 2—Debt

At March 31, 2016 and December 31, 2015, debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior secured credit facilities, weighted-average interest rate of 3.92% and 3.94%, respectively	$2,190,175	$2,220,000
5.875% senior notes due 2023	600,000	600,000
Unamortized original issue discount and debt issuance costs	(66,153)	(68,649)
	2,724,022	2,751,351
Less current portion of long-term debt	32,062	32,281
Long-term debt	$2,691,960	$2,719,070

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$2,190,175	$2,188,959	$2,220,000	$2,202,105
5.875% senior notes due 2023	600,000	621,000	600,000	616,500

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 3—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2016 is as follows (in thousands):

Balance at December 31, 2015	$3,549,212
2016 acquisitions	98,356
Adjustments to prior acquisitions	(404)
Effect of foreign currency translation	7,841
Balance at March 31, 2016	$3,655,005

Note 4—Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period. The

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding — used in calculation of basic EPS	98,760	84,263
Weighted average common stock equivalents — options and restricted shares	3,371	4,193
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	102,131	88,456

Weighted average stock options, SARs, RSUs and RSAs representing 6,903,619 and 2,057,628 shares were outstanding for the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Conversion of Class A Common Stock. On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 2,703,846 shares of common stock. Each share of Class A non-voting common stock converted automatically into one share of our common stock upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Dividends. In 2016, the Company paid a quarterly cash dividend of $0.125 per share of common stock on March 15, 2016 to stockholders of record as of the close of business on March 7, 2016, respectively, totaling $12.4 million.

Note 5—Stock-based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
Statement of Comprehensive Income Classification	2016	2015
Cost of software-enabled services	$2,405	$1,605
Cost of maintenance and term licenses	811	101
Cost of recurring revenues	3,216	1,706
Cost of professional services	644	165
Cost of non-recurring revenues	644	165
Total cost of revenues	3,860	1,871
Selling and marketing	3,585	743
Research and development	2,216	450
General and administrative	5,686	1,042
Total operating expenses	11,487	2,235
Total stock-based compensation expense	$15,347	$4,106

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes stock option and SAR activity as of and for the three months ended March 31, 2016:

Shares
Outstanding at December 31, 2015	15,139,182
Granted	10,500
Cancelled/forfeited	(251,718)
Exercised	(600,508)
Outstanding at March 31, 2016	14,297,456

The following table summarizes RSU activity as of and for the three months ended March 31, 2016:

Shares
Outstanding at December 31, 2015	478,726
Granted	-
Cancelled/forfeited	(22,105)
Vested	(62,770)
Outstanding at March 31, 2016	393,851

The Company recorded $8.2 million and $2.8 million of income tax benefits related to the exercise of stock options during the three months ended March 31, 2016 and 2015, respectively. These amounts were recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

Note 6—Income Taxes

The effective tax rate was 55% and 27% for the three months ended March 31, 2016 and 2015, respectively.  The change for the three months ended March 31, 2016 was primarily due to the unfavorable impact of a change in state apportionment on our domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS, partially offset by the benefit received from a decrease in pre-tax income from domestic operations taxed at a high statutory rate.

Note 7—Acquisitions

Citigroup’s Alternative Investor Services

On March 11, 2016, the Company purchased the assets of Citigroup’s Alternative Investor Services business, which includes Hedge Fund Services and Private Equity Fund Services (“Citigroup AIS”), for approximately $321.0 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Citigroup AIS is a leading provider of hedge fund and private equity fund administration services.

The net assets and results of operations of Citigroup AIS have been included in the Company’s consolidated financial statements from March 11, 2016. The fair value of the intangible assets, consisting of customer relationships and completed technology, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships, and the cost savings method was utilized for the completed technology. The customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. Completed technology is amortized based on a straight-line basis. The customer relationships are amortized over an estimated life of approximately thirteen years and completed technology is amortized over an estimated life of approximately four years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following summarizes the preliminary allocation of the purchase price for the acquisition of Citigroup AIS (in thousands):

Citigroup AIS
Accounts receivable	$59,181
Fixed assets	294
Other assets	1,856
Acquired client relationships and contracts	127,300
Completed technology	41,200
Goodwill	98,356
Deferred revenue	(3,920)
Other liabilities assumed	(6,309)
Consideration paid, net of cash acquired	$317,958

The fair value of acquired accounts receivable balances for Citigroup AIS approximates the contractual amounts due from acquired customers, except for approximately $1.7 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by Citigroup AIS.

The Company reported revenues totaling $11.6 million from Citigroup AIS from its acquisition date through March 31, 2016.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Citigroup AIS occurred on January 1, 2015 and acquisitions of Primatics Financial, Varden Technologies and Advent Software, Inc. occurred on January 1, 2014. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended March 31,
	2016	2015
Revenues	$382,909	$384,624
Net income (loss)	$19,305	$(3,001)
Basic earnings (loss) per share	$0.20	$(0.04)
Basic weighted average number of common shares outstanding	98,760	84,263
Diluted earnings (loss) per share	$0.19	$(0.04)
Diluted weighted average number of common and common equivalent shares outstanding	102,131	84,263

Note 8—Commitments and Contingencies

Several actions (the "Millennium Actions") were filed in various jurisdictions against the Company's subsidiaries, GlobeOp Financial Services Ltd and GlobeOp Financial Services LLC ("GlobeOp"), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, Ltd. and Millennium Global Emerging Credit Master Fund Ltd.  All substantive claims related to the Millennium Actions have been settled or resolved in favor of GlobeOp.  The parties have resolved the only remaining issue – allocation of attorneys' fees and costs in the arbitration proceeding that was conducted in the United Kingdom – and expect the arbitration to be formally closed soon.

In addition to the foregoing legal proceedings, from time to time, the Company is subject to other legal proceedings and claims. In the opinion of the Company's management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 9—Supplemental Guarantor Financial Statements

On July 8, 2015, the Company issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “Senior Notes”). The Senior Notes are jointly and severally and fully and unconditionally guaranteed, in each case subject to certain customary release provisions, by substantially all wholly-owned domestic subsidiaries of the Company that guarantee the Company’s Senior Secured Credit Facilities (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.

Condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$34,047	$67,779	$—	$101,826
Accounts receivable, net	—	194,872	67,881	—	262,753
Prepaid expenses and other current assets	—	20,093	12,351	—	32,444
Prepaid income taxes	—	37,770	—	(922)	36,848
Restricted cash	—	2,490	328	—	2,818
Net property, plant and equipment	—	30,057	39,154	—	69,211
Investment in subsidiaries	2,764,580	766,702	-	(3,531,282)	—
Intercompany receivables	—	134,481	38,420	(172,901)	—
Deferred income taxes, long-term	—	—	1,860	—	1,860
Goodwill, intangible and other assets, net	—	4,001,339	1,281,613	—	5,282,952
Total assets	$2,764,580	$5,221,851	$1,509,386	$(3,705,105)	$5,790,712

Current portion of long-term debt	—	17,085	14,977	—	32,062
Accounts payable	—	8,879	11,135	—	20,014
Accrued expenses	7,344	60,724	30,449	—	98,517
Income taxes payable	—	—	922	(922)	—
Deferred revenue	—	225,552	26,189	—	251,741
Long-term debt, net of current portion	600,000	1,628,473	463,487	—	2,691,960
Other long-term liabilities	—	37,277	21,376	—	58,653
Intercompany payables	18,310	38,420	116,171	(172,901)	—
Deferred income taxes, long-term	—	440,861	57,978	—	498,839
Total liabilities	625,654	2,457,271	742,684	(173,823)	3,651,786
Total stockholders’ equity	2,138,926	2,764,580	766,702	(3,531,282)	2,138,926
Total liabilities and stockholders’ equity	$2,764,580	$5,221,851	$1,509,386	$(3,705,105)	$5,790,712

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$360,583	$73,576	$—	$434,159
Accounts receivable, net	—	127,446	42,505	—	169,951
Prepaid expenses and other current assets	—	15,920	11,591	—	27,511
Prepaid income taxes	—	38,155	2,472	—	40,627
Restricted cash	—	2,490	328	—	2,818
Net property, plant and equipment	—	31,940	35,203	—	67,143
Investment in subsidiaries	2,722,452	654,278	—	(3,376,730)	—
Intercompany receivables	—	100,992	34,220	(135,212)	—
Deferred income taxes, long-term	—	—	2,199	—	2,199
Goodwill, intangible and other assets, net	—	3,861,711	1,196,123	—	5,057,834
Total assets	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

Current portion of long-term debt	—	17,243	15,038		32,281
Accounts payable	—	7,367	4,590		11,957
Accrued expenses	17,006	84,174	47,848		149,028
Income taxes payable	—	—	1,428		1,428
Deferred revenue	—	202,252	19,772		222,024
Long-term debt, net of current portion	600,000	1,646,396	472,674		2,719,070
Other long-term liabilities	—	31,748	19,686		51,434
Intercompany payables		34,220	100,992	(135,212)	—
Deferred income taxes, long-term	—	447,663	61,911		509,574
Total liabilities	617,006	2,471,063	743,939	(135,212)	3,696,796
Total stockholders’ equity	2,105,446	2,722,452	654,278	(3,376,730)	2,105,446
Total liabilities and stockholders’ equity	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$218,989	$105,584	$(442)	$324,131
Cost of revenues	—	113,502	63,624	(442)	176,684
Gross profit	—	105,487	41,960	—	147,447
Operating expenses:
Selling and marketing	—	22,747	7,114	—	29,861
Research and development	—	25,364	11,083	—	36,447
General and administrative	—	22,479	8,216	—	30,695
Total operating expenses	—	70,590	26,413	—	97,003
Operating income	—	34,897	15,547	—	50,444
Interest expense, net	(8,649)	(17,916)	(6,524)	—	(33,089)
Other (expense) income, net	—	(14,401)	12,554	—	(1,847)
Earnings from subsidiaries	15,654	17,837	—	(33,491)	—
Income before income taxes	7,005	20,417	21,577	(33,491)	15,508
Provision for income taxes	—	4,763	3,740	—	8,503
Net income	$7,005	$15,654	$17,837	$(33,491)	$7,005
Other comprehensive (loss) gain, net of tax:
Foreign currency exchange translation adjustment	—	4,548	4,773	—	9,321
Comprehensive income	$7,005	$20,202	$22,610	$(33,491)	$16,326

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$105,828	$100,324	$(417)	$205,735
Cost of revenues	—	50,041	62,683	(417)	112,307
Gross profit	—	55,787	37,641	—	93,428
Operating expenses:
Selling and marketing	—	8,360	5,027	—	13,387
Research and development	—	9,296	10,312	—	19,608
General and administrative	—	11,508	5,792	—	17,300
Total operating expenses	—	29,164	21,131	—	50,295
Operating income	—	26,623	16,510	—	43,133
Interest expense, net	-	(2,753)	(2,847)	-	(5,600)
Other (expense) income, net	—	(327)	(1,180)	—	(1,507)
Earnings from subsidiaries	26,246	16,477	—	(42,723)	—
Income before income taxes	26,246	40,020	12,483	(42,723)	36,026
Provision (benefit) for income taxes	—	13,774	(3,994)	—	9,780
Net income	$26,246	$26,246	$16,477	$(42,723)	$26,246
Other comprehensive (loss) gain, net of tax:
Foreign currency exchange translation adjustment	—	(7,003)	(29,216)	—	(36,219)
Comprehensive income (loss)	$26,246	$19,243	$(12,739)	$(42,723)	$(9,973)

	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$7,005	$15,654	$17,837	$(33,491)	$7,005
Non-cash adjustments	—	42,812	16,690	—	59,502
Intercompany transactions	18,310	(20,863)	2,553	—	—
Earnings from subsidiaries	(15,654)	(17,837)	—	33,491	—
Changes in operating assets and liabilities	(9,661)	(15,800)	(22,428)	—	(47,889)
Net cash provided by operating activities	—	3,966	14,652	—	18,618
Cash Flow from Investment Activities:
Additions to property and equipment	—	(1,068)	(1,740)	—	(2,808)
Proceeds from sale of property and equipment	—	2	—	—	2
Cash paid for business acquisitions, net of cash acquired	—	(219,276)	(98,278)	—	(317,554)
Additions to capitalized software	—	(1,253)	(916)	—	(2,169)
Net cash provided by (used in) investing activities	—	(221,595)	(100,934)	—	(322,529)
Cash Flow from Financing Activities:
Repayments of debt	—	(20,000)	(9,825)	—	(29,825)
Transactions involving Holding's common stock	—	1,891	—	—	1,891
Intercompany transactions		(90,798)	90,798
Net cash provided by (used in) financing activities	—	(108,907)	80,973	—	(27,934)
Effect of exchange rate changes on cash and cash equivalents	—	—	(488)	—	(488)
Net increase (decrease) in cash and cash equivalents	—	(326,536)	(5,797)	—	(332,333)
Cash and cash equivalents, beginning of period	—	360,583	73,576	—	434,159
Cash and cash equivalents, end of period	$—	$34,047	$67,779	$—	$101,826

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$26,246	$26,246	$16,477	$(42,723)	$26,246
Non-cash adjustments	—	7,508	19,705	—	27,213
Intercompany transactions	—	9,329	(9,329)	—	—
Earnings from subsidiaries	(26,246)	(16,477)	—	42,723	—
Changes in operating assets and liabilities	—	(13,948)	(8,344)	—	(22,292)
Net cash provided by operating activities	—	12,658	18,509	—	31,167
Cash Flow from Investment Activities:
Additions to property and equipment	—	(1,308)	(941)	—	(2,249)
Additions to capitalized software	—	(160)	(768)	—	(928)
Net cash used in investing activities	—	(1,468)	(1,709)	—	(3,177)
Cash Flow from Financing Activities:
Repayments of debt	—	(27,115)	(16,885)	—	(44,000)
Transactions involving Holding's common stock	—	(3,039)	—	—	(3,039)
Net cash used in financing activities	—	(30,154)	(16,885)	—	(47,039)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,198)	—	(2,198)
Net decrease in cash and cash equivalents	—	(18,964)	(2,283)	—	(21,247)
Cash and cash equivalents, beginning of period	—	34,651	74,926	—	109,577
Cash and cash equivalents, end of period	$—	$15,687	$72,643	$—	$88,330

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2015 Form 10-K and the condensed consolidated financial statements included in this Form 10-Q.

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2015 Form 10-K. Our critical accounting policies are described in the 2015 Form 10-K and include:

•	Revenue Recognition
•	Long-Lived Assets, Intangible Assets and Goodwill
•	Acquisition Accounting
•	Income Taxes

Acquisition of Citigroup AIS

On March 11, 2016, we purchased all of the assets of Citigroup AIS for approximately $321.0 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities, which is discussed in Note 7 to our Condensed Consolidated Financial Statements. Citigroup AIS is a leading provider of hedge fund and private equity fund administration services.

The discussion in this Part I, Item 2 of this Quarterly Report on Form 10-Q includes the operations of Citigroup AIS for the period it was owned by SS&C.

Results of Operations

We derive our revenue from two sources: recurring revenues and, to a lesser degree, non-recurring revenues. Recurring revenues consist of software-enabled services and maintenance and term licenses. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Maintenance revenues vary based on customer retention, the number of perpetual licenses and on the annual increases in fees, which are generally tied to the consumer price index, while term license revenues vary based on the rate by which we add or lose clients over time. Non-recurring revenues consist of professional services and perpetual license fees and tend to fluctuate based on the number of new licensing clients and demand for consulting services. See Reclassifications in Note 1 to our Condensed Consolidated Financial Statements for discussion of the change in revenue presentation compared to prior periods.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenues:
Software-enabled services	63%	75%
Maintenance and term licenses	29	19
Total recurring revenues	92	94
Perpetual licenses	2	2
Professional services	6	4
Total non-recurring revenues	8	6
Total revenues	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2016	2015	2015
Revenues:
Software-enabled services	$205,647	$153,567	34%
Maintenance and term licenses	95,120	39,974	138
Total recurring revenues	300,767	193,541	55
Perpetual licenses	5,215	3,070	70
Professional services	18,149	9,124	99
Total non-recurring revenues	23,364	12,194	92
Total revenues	$324,131	$205,735	58

Three Months Ended March 31, 2016 and 2015. Our revenues increased $118.4 million, or 58%, from prior year primarily due to revenues related to our acquisitions of Citigroup AIS in the first quarter of 2016, Primatics in the fourth quarter of 2015 and Varden and Advent in the third quarter of 2015. The remaining increase was due to a continued increase in demand for our fund administration services from alternative investment managers, partially offset by the unfavorable impact from foreign currency translation of $3.1 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the Australian dollar and the British pound. Maintenance and term licenses revenues and software-enabled services revenues increased $107.2 million primarily due to the acquisitions, which contributed revenues of $57.0 million and $48.6 million, respectively, in 2016. These amounts reflect reductions of $15.0 million related to the fair value adjustment of acquired deferred revenue for these acquisitions. Professional services revenues and perpetual license revenues increased $11.2 million, primarily due to the acquisitions, which contributed revenues of $10.6 million and $0.5 million, respectively, in 2016. Professional services revenues reflect a reduction of $4.0 million related to the fair value adjustment of acquired deferred revenue related to Advent.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Cost of revenues:
Cost of software-enabled services	55%	58%
Cost of maintenance and term licenses	49	35
Total cost of recurring revenues	53	53
Cost of perpetual licenses	10	33
Cost of professional services	85	93
Total cost of non-recurring revenues	69	78
Total cost of revenues	55	55
Gross margin percentage	45	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2016	2015	2015
Cost of revenues:
Cost of software-enabled services	$113,728	$88,602	28%
Cost of maintenance and term licenses	46,946	14,167	231
Total cost of recurring revenues	160,674	102,769	56
Cost of perpetual licenses	498	1,024	(51)
Cost of professional services	15,512	8,514	82
Total cost of non-recurring revenues	16,010	9,538	68
Total cost of revenues	$176,684	$112,307	57

Three Months Ended March 31, 2016 and 2015. Our total cost of revenues increased $64.4 million, or 57%, primarily due to our acquisitions of Citigroup AIS, Primatics, Varden and Advent, which added costs of $64.1 million. Included in those costs is an increase in stock-based compensation expense of $1.3 million. Additionally, total cost of revenues increased $2.3 million in costs to support revenue growth, partially offset by the favorable impact from foreign currency translation of $2.0 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Indian Rupee.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Selling and marketing	9%	6%
Research and development	11	10
General and administrative	10	8
Total operating expenses	30	24

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2016	2015	2015
Operating expenses:
Selling and marketing	$29,861	$13,387	123%
Research and development	36,447	19,608	86
General and administrative	30,695	17,300	77
Total operating expenses	$97,003	$50,295	93

Three Months Ended March 31, 2016 and 2015 The increase in total operating expenses in 2016 of $46.7 million, or 93%, was primarily due to our acquisitions of Citigroup AIS, Primatics, Advent and Varden, which added expenses of $47.6 million in the period. Included in those costs are charges of $5.0 million related to the elimination of redundant positions within the acquired businesses and an increase in stock-based compensation expense of $5.5 million. Additionally, the increase in total operating expenses was partially offset by the favorable impact from foreign currency translation of $0.9 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Indian Rupee.

Comparison of the Three Months Ended March 31, 2016 and 2015 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $33.1 million in 2016 compared to $5.6 million in 2015. The increase in interest expense in 2016 reflects incremental borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015, which resulted in a higher debt balance. These facilities are discussed further in “Liquidity and Capital Resources”.

Other expense, net. Other expense, net for 2016 and 2015 consisted primarily of foreign currency transaction losses.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Provision for income taxes	$8,503	$9,780
Effective tax rate	55%	27%

Our March 31, 2016 and 2015 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in rate from 2015 to 2016 was primarily due to the unfavorable impact of a change in state apportionment on our domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS, partially offset by the beneficial impact of a decrease in pre-tax income from domestic operations taxed at a high statutory rate. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 34.6% and 20.0%, respectively, in 2016. The consolidated expected effective tax rate for the year ended December 31, 2016 is forecasted to be between 19% and 21%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations, and cash available under the Revolving Credit Facility in our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

In March 2016, we purchased all of the assets of Citigroup AIS for approximately $321.0 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. We funded the acquisition with cash on hand.

In 2016, we paid quarterly cash dividends of $0.125 per share of common stock on March 15, 2016 to stockholders of record as of the close of business on March 7, 2016 totaling $12.4 million.

Our cash and cash equivalents at March 31, 2016 were $101.8 million, a decrease of $332.4 million from $434.2 million at December 31, 2015. The decrease in cash is primarily due to cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures. These decreases were partially offset by cash provided by operations, proceeds from stock option exercises and the related income tax benefits.

Net cash provided by operating activities was $18.6 million in 2016. Cash provided by operating activities primarily resulted from net income of $7.0 million adjusted for non-cash items of $59.5 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $47.9 million. The changes in our working capital accounts were driven by a decrease in accrued expenses and increases in accounts receivable and prepaid expenses and other assets. These changes were partially offset by increases in deferred revenues and accounts payable and a change in income taxes prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2016. The increase in accounts receivable was primarily due to an increase in revenue and days’ sales outstanding. The majority of Advent’s term license clients are billed on an annual cycle, rather than monthly, resulting in a slightly longer collection cycle and corresponding increase in days’ sales outstanding. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. In total, cash provided by operating activities was negatively affected by $1.6 million in payments related to the elimination of redundant positions with the acquired businesses.

Investing activities used net cash of $322.5 million in 2016, primarily related to cash paid of $317.6 million (net of cash received) for the acquisition of Citigroup AIS in the first quarter of 2016, $2.8 million in capital expenditures and $2.1 million in capitalized software.

Financing activities used net cash of $27.9 million in 2016, representing proceeds of $7.6 million from stock option exercises and income tax windfall benefits of $8.2 million related to the exercise of stock options. These proceeds were partially offset by repayments of debt totaling $29.8 million, $12.4 million in quarterly dividends and $1.5 million in withholding taxes related to equity award net share settlements.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2016, we held approximately $62.9 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At March 31, 2016, we held approximately $57.5 million in cash that was available to our foreign borrowers under our credit facility and will be used to facilitate debt servicing of those entities. At March 31, 2016, we held approximately $16.4 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $2.8 million.

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

The Term Loans and Revolving Credit Facility, together, the Senior Secured Credit Facilities bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. The Term A-1 Loan, Term A-2 Loan and the Revolving Credit Facility initially bear interest at either LIBOR plus 2.75% or at the base rate plus 1.75%, and are subject to a step-down at any time SS&C’s consolidated net senior secured leverage ratio is less than 3.0 times, to 2.50% in the case of the LIBOR margin and 1.50% in the case of the base rate margin. The Term B-1 Loan and Term B-2 Loan initially bear interest at either LIBOR plus 3.25%, with LIBOR subject to a 0.75% floor, or at the base rate plus 2.25%, and are subject to a step-down at any time SS&C’s consolidated net leverage ratio is less than 4.0 times, to 3.00% in the case of the LIBOR margin and 2.00% in the case of the base rate margin.

A portion of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of Advent and to repay all amounts outstanding under our then-existing credit facility, or Prior Facility, which was subsequently terminated. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released. See Note 2 to our Condensed Consolidated Financial Statements for further discussion of debt.

As of March 31, 2016, there was $95.6 million in principal amount outstanding under the Term A-1 Loan, $148.2 million in principal amount outstanding under the Term A-2 Loan, $1,700.0 million in principal amount outstanding under the Term B-1 Loan and $246.4 million in principal amount outstanding under the Term B-2 Loan. As of March 31, 2016, there was no principal amount drawn under the Revolving Credit Facility.

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

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. As of March 31, 2016, we were in compliance with the financial and non-financial covenants.

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

On April 20, 2016, we commenced an offer to exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, except that the new notes have been registered under the Securities Act of 1933. The exchange offer will expire on May 18, 2016 unless extended. If we are not able to complete the exchange offer within 365 days following the issuance of the Senior Notes (or a shelf registration statement with the SEC to cover resales of the Senior Notes is not declared effective), the interest rate on the Senior Notes will increase 0.25% per year. The amount of additional interest will increase an additional 0.25% per year for any subsequent 90-day period in which we have not yet completed and have declared effective a registration statement, up to a maximum additional interest rate of 1.00% per year. This Quarterly Report does not constitute an offer to exchange nor is it a solicitation of an offer to exchange the outstanding notes. The exchange offer was made only by the prospectus and the accompanying letter of transmittal dated April 20, 2016, and only to such persons and in such jurisdictions as is permitted under applicable law.

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

As of March 31, 2016, there were $600.0 million in principal amount of Senior Notes outstanding.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2016	2015	2016
Net income	$7,005	$26,246	$23,621
Interest expense, net	33,089	5,600	135,263
Taxes	8,503	9,780	16,703
Depreciation and amortization	55,273	25,996	180,111
EBITDA	103,870	67,622	355,698
Stock-based compensation	15,347	4,106	55,320
Capital-based taxes	472	—	1,300
Acquired EBITDA and cost savings	4,768	1,767	83,131
Unusual or non-recurring charges	5,465	9,092	22,521
Purchase accounting adjustments	15,628	397	65,158
Other	784	95	2,218
Consolidated EBITDA	$146,334	$83,079	$585,346

________________________

(1)

Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase personnel and commissions expense by the amount that would have been recognized if prepaid commissions and deferred personnel costs were not adjusted to fair value at the date of the acquisitions.

(2)

Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, acquisition expenses and other one-time expenses, such as expenses associated with the facilities consolidations, the sale of fixed assets and proceeds from legal and other settlements.

(3)

Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.

(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of March 31, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	3.57

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. The provisions of this ASU are effective for years beginning after December 15, 2018. We are currently evaluating the impact of this ASU.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year for ASU No. 2014-09. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2016, we had total debt of $2,790.2 million, including $2,190.2 million of variable interest rate debt. As of March 31, 2016, a 1% increase in interest rates would result in an increase in interest expense of approximately $15.6 million per year.

During the three months ended March 31, 2016, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2016. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds
a)	Securities Sold

On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 2,703,846 shares of common stock. Each share of Class A non-voting common stock converted automatically into one share of our common stock upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1

First Supplemental Indenture, dated as of March 4, 2016 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.2 of the Registrant’s registration statement on Form S-4 (File No. 333-210667)

4.2

Second Supplemental Indenture, dated as of March 21, 2016 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-4 (File No. 333-210667)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.