Form 10-Q
period 2016-06-30
SS&C Technologies Holdings Inc
filed 2016-08-05
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 201,137,804 shares of the registrant’s common stock outstanding as of August 3, 2016.

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

Explanatory Note

On June 24, 2016, SS&C Holdings Technologies, Inc. completed a two-for-one stock split, effective in the form of a stock dividend. All share and per share amounts (other than for the Company’s Class A non-voting common stock) have been retroactively restated for all periods presented to reflect the stock split.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$95,222	$434,159
Accounts receivable, net of allowance for doubtful accounts of $3,957 and $2,957, respectively	239,428	169,951
Prepaid expenses and other current assets	32,598	27,511
Prepaid income taxes	39,319	40,627
Restricted cash	2,818	2,818
Total current assets	409,385	675,066
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	37,042	37,855
Equipment, furniture, and fixtures	112,436	97,274
	152,133	137,784
Less: accumulated depreciation	(82,576)	(70,641)
Net property, plant and equipment	69,557	67,143
Deferred income taxes	2,018	2,199
Goodwill (Note 3)	3,636,495	3,549,212
Intangible and other assets, net of accumulated amortization of $634,518 and $536,929, respectively	1,571,384	1,508,622
Total assets	$5,688,839	$5,802,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 2)	$30,878	$32,281
Accounts payable	20,033	11,957
Income taxes payable	—	1,428
Accrued employee compensation and benefits	55,836	83,894
Interest payable	22,386	28,903
Other accrued expenses	45,964	36,231
Deferred revenue	238,785	222,024
Total current liabilities	413,882	416,718
Long-term debt, net of current portion (Note 2)	2,569,971	2,719,070
Other long-term liabilities	61,915	51,434
Deferred income taxes	478,641	509,574
Total liabilities	3,524,409	3,696,796
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 5):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; 0 and 2,703,846 shares issued and outstanding, respectively	—	27
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 201,849,586 shares and 193,104,452 shares issued, respectively, and 200,276,386 shares and 191,531,574 shares outstanding, respectively, of which 17,876 and 24,876 are unvested, respectively	2,018	1,932
Additional paid-in capital	1,859,124	1,793,149
Accumulated other comprehensive loss	(100,642)	(83,170)
Retained earnings	421,926	411,493
	2,182,426	2,123,431
Less: cost of common stock in treasury, 1,573,200 and 1,572,878 shares, respectively	(17,996)	(17,985)
Total stockholders’ equity	2,164,430	2,105,446
Total liabilities and stockholders’ equity	$5,688,839	$5,802,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Software-enabled services	$244,672	$150,123	$450,319	$303,690
Maintenance and term licenses	103,392	38,978	198,512	78,952
Total recurring revenues	348,064	189,101	648,831	382,642
Perpetual licenses	5,039	12,948	10,254	16,018
Professional services	19,974	10,719	38,123	19,843
Total non-recurring revenues	25,013	23,667	48,377	35,861
Total revenues	373,077	212,768	697,208	418,503
Cost of revenues:
Software-enabled services	146,243	88,548	259,971	177,150
Maintenance and term licenses	46,460	12,338	93,406	26,505
Total recurring cost of revenues	192,703	100,886	353,377	203,655
Perpetual licenses	643	1,021	1,141	2,045
Professional services	17,133	7,596	32,645	16,110
Total non-recurring cost of revenues	17,776	8,617	33,786	18,155
Total cost of revenues	210,479	109,503	387,163	221,810
Gross profit	162,598	103,265	310,045	196,693
Operating expenses:
Selling and marketing	28,535	13,931	58,396	27,318
Research and development	40,827	17,520	77,274	37,128
General and administrative	27,199	13,463	57,894	30,763
Total operating expenses	96,561	44,914	193,564	95,209
Operating income	66,037	58,351	116,481	101,484
Interest expense, net	(32,846)	(5,419)	(65,935)	(11,019)
Other income (expense), net	12	(164)	(1,835)	(1,671)
Income before income taxes	33,203	52,768	48,711	88,794
Provision for income taxes	4,982	13,640	13,485	23,420
Net income	$28,221	$39,128	$35,226	$65,374
Basic earnings per share	$0.14	$0.23	$0.18	$0.39
Basic weighted average number of common shares outstanding	198,765	170,810	198,143	169,674
Diluted earnings per share	$0.14	$0.22	$0.17	$0.37
Diluted weighted average number of common and common equivalent shares outstanding	204,916	179,104	204,596	177,974
Net income	$28,221	$39,128	$35,226	$65,374
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(26,793)	22,808	(17,472)	(13,411)
Total comprehensive (loss) income, net of tax	(26,793)	22,808	(17,472)	(13,411)
Comprehensive income	$1,428	$61,936	$17,754	$51,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flow from operating activities:
Net income	$35,226	$65,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,440	52,103
Stock-based compensation expense	27,913	8,314
Income tax benefit related to exercise of stock options	(23,760)	(5,065)
Amortization and write-offs of loan origination costs	5,312	2,874
Loss on sale or disposition of property and equipment	150	209
Deferred income taxes	(24,056)	(7,395)
Provision for doubtful accounts	1,257	299
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(13,458)	(1,804)
Prepaid expenses and other assets	(1,516)	2,488
Accounts payable	7,870	(2,405)
Accrued expenses	(25,851)	(20,186)
Income taxes prepaid and payable	23,757	11,064
Deferred revenue	13,052	(5,148)
Net cash provided by operating activities	139,336	100,722
Cash flow from investing activities:
Additions to property and equipment	(13,593)	(5,750)
Proceeds from sale of property and equipment	43	—
Cash paid for business acquisitions, net of cash acquired	(317,554)	(7,863)
Additions to capitalized software	(3,306)	(1,792)
Purchase of long-term investment	(1,000)	—
Net cash used in investing activities	(335,410)	(15,405)

Cash flow from financing activities:
Repayments of debt	(155,325)	(174,000)
Proceeds from exercise of stock options	19,212	8,735
Withholding taxes related to equity award net share settlement	(4,615)	—
Income tax benefit related to exercise of stock options	23,760	5,065
Proceeds from common stock issuance, net	—	717,866
Purchase of common stock for treasury	(11)	—
Payment of fees related to refinancing activities	(222)	—
Dividends paid on common stock	(24,790)	(21,101)
Net cash (used in) provided by financing activities	(141,991)	536,565
Effect of exchange rate changes on cash and cash equivalents	(872)	(1,651)
Net (decrease) increase in cash and cash equivalents	(338,937)	620,231
Cash and cash equivalents, beginning of period	434,159	109,577
Cash and cash equivalents, end of period	$95,222	$729,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2015, which were included in the 2015 Form 10-K. The December 31, 2015 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

The Company’s prior presentation required that revenues from term license agreements be allocated between license revenue and maintenance revenue, with the license portion being reported together with revenue from perpetual license agreements as “Software licenses”, and the maintenance portion being reported together with maintenance revenue related to perpetual licenses as “Maintenance”. The Company reclassified $3.1 million and $7.4 million from “Software licenses” to “Maintenance and term licenses” for the three and six months ended June 30, 2015, respectively. In connection with the reclassification of revenues, the Company reclassified the related costs of revenues, which were immaterial. The revised presentation better illustrates the nature of the Company’s revenues and costs of revenues by indicating the recurring nature of the license portion of revenue from term license agreements. The Company has not changed its accounting methods for revenue recognition.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

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

Note 2—Debt

At June 30, 2016 and December 31, 2015, debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior secured credit facilities, weighted-average interest rate of 3.91% and 3.94%, respectively	$2,064,675	$2,220,000
5.875% senior notes due 2023	600,000	600,000
Unamortized original issue discount and debt issuance costs	(63,826)	(68,649)
	2,600,849	2,751,351
Less current portion of long-term debt	30,878	32,281
Long-term debt	$2,569,971	$2,719,070

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$2,064,675	$2,059,770	$2,220,000	$2,202,105
5.875% senior notes due 2023	600,000	613,500	600,000	616,500

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 3—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2016 is as follows (in thousands):

Balance at December 31, 2015	$3,549,212
2016 acquisitions	99,494
Adjustments to prior acquisitions	(398)
Effect of foreign currency translation	(11,813)
Balance at June 30, 2016	$3,636,495

Note 4—Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing net income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period. The

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Company has two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding — used in calculation of basic EPS	198,765	170,810	198,143	169,674
Weighted average common stock equivalents — options and restricted shares	6,151	8,294	6,453	8,300
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	204,916	179,104	204,596	177,974

Weighted average stock options, SARs, RSUs and RSAs representing 7,304,581 and 4,122,738 shares were outstanding for the three months ended June 30, 2016 and 2015, respectively, and weighted average stock options, SARs, RSUs and RSAs representing 7,075,350 and 4,119,018 for the six months ended June 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Conversion of Class A Common Stock. On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 2,703,846 shares of common stock. Each share of Class A non-voting common stock converted automatically into one share of the Company’s common stock upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Dividends. In 2016, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2016 and June 15, 2016 to stockholders of record as of the close of business on March 7, 2016 and June 1, 2016, respectively, totaling $24.8 million.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 5—Equity and Stock-based Compensation

On May 25, 2016, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend.  The record date for the stock split was June 7, 2016 and the payment date was June 24, 2016. All share and per share amounts (other than for the Company’s Class A non-voting common stock) have been retroactively restated for all periods presented to reflect the stock split.

At the Company’s annual meeting of shareholders held on May 25, 2016, the Company’s shareholders approved the Company’s Amended and Restated 2014 Stock Incentive Plan (the “Amended 2014 Plan”). The primary changes to the Amended 2014 Plan are to (i) increase the shares available for equity awards by 24 million shares and (ii) add flexibility to use this plan as the Company’s only equity plan by authorizing the issuance of full-value awards (that is, restricted stock and restricted stock units) and expanding the class of participants to include non-employee directors. Following the approval of the 2014 Amended Plan, the Company will no longer make grants under the Company’s 2008 Stock Incentive Plan or the Company’s 2006 Equity Incentive Plan.

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
Statement of Comprehensive Income Classification	2016	2015	2016	2015
Cost of software-enabled services	$2,779	$1,525	$5,184	$3,129
Cost of maintenance and term licenses	700	101	1,511	202
Cost of recurring revenues	3,479	1,626	6,695	3,331
Cost of professional services	599	159	1,243	325
Cost of non-recurring revenues	599	159	1,243	325
Total cost of revenues	4,078	1,785	7,938	3,656
Selling and marketing	2,860	745	6,445	1,488
Research and development	2,182	444	4,398	894
General and administrative	3,446	1,234	9,132	2,276
Total operating expenses	8,488	2,423	19,975	4,658
Total stock-based compensation expense	$12,566	$4,208	$27,913	$8,314

The following table summarizes stock option and SAR activity as of and for the six months ended June 30, 2016:

Shares
Outstanding at December 31, 2015	30,278,364
Granted	1,440,300
Cancelled/forfeited	(912,816)
Exercised	(3,171,668)
Outstanding at June 30, 2016	27,634,180

The following table summarizes RSU activity as of and for the six months ended June 30, 2016:

Shares
Outstanding at December 31, 2015	957,452
Granted	-
Cancelled/forfeited	(55,498)
Vested	(419,702)
Outstanding at June 30, 2016	482,252

The Company recorded $23.8 million and $5.1 million of income tax benefits related to the exercise of stock options during the six months ended June 30, 2016 and 2015, respectively. These amounts were recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 6—Income Taxes

The effective tax rate was 15% and 26% for the three months ended June 30, 2016 and 2015, respectively, and the effective tax rate was 28% and 26% for the six months ended June 30, 2016 and 2015, respectively.  The change in rate for the three months ended June 30, 2016 was primarily due to a decrease in pre-tax income from domestic operations taxed at a high statutory rate.  The change for the six months ended June 30, 2016 was primarily due to the unfavorable impact of a change in state apportionment on the Company’s domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS during the first quarter, partially offset by the benefit received from a decrease in pre-tax income from domestic operations taxed at a high statutory rate.

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

The net assets and results of operations of Citigroup AIS have been included in the Company’s condensed consolidated financial statements from March 11, 2016. The fair value of the intangible assets, consisting of customer relationships and completed technology, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships, and the cost savings method was utilized for the completed technology. The customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. Completed technology is amortized based on a straight-line basis. The customer relationships are amortized over an estimated life of approximately thirteen years and completed technology is amortized over an estimated life of approximately four years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

The following summarizes the preliminary allocation of the purchase price for the acquisition of Citigroup AIS (in thousands):

Citigroup AIS
Accounts receivable	$57,789
Fixed assets	92
Other assets	1,856
Acquired client relationships and contracts	124,600
Completed technology	44,600
Goodwill	99,494
Deferred revenue	(3,910)
Other liabilities assumed	(6,563)
Consideration paid, net of cash acquired	$317,958

The fair value of acquired accounts receivable balances for Citigroup AIS approximates the contractual amounts due from acquired customers, except for approximately $1.7 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by Citigroup AIS.

The Company reported revenues totaling $65.1 million from Citigroup AIS from its acquisition date through June 30, 2016.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$381,246	$392,392	$764,155	$777,016
Net income	$34,756	$3,942	$53,995	$854
Basic earnings per share	$0.17	$0.02	$0.27	$0.01
Basic weighted average number of common shares outstanding	198,765	170,810	198,143	169,674
Diluted earnings per share	$0.17	$0.02	$0.26	$0.00
Diluted weighted average number of common and common equivalent shares outstanding	204,916	179,104	204,596	177,974

Note 8—Commitments and Contingencies

Several actions (the "Millennium Actions") were filed in various jurisdictions against the Company's subsidiaries, GlobeOp Financial Services Ltd and GlobeOp Financial Services LLC ("GlobeOp"), alleging claims and damages with respect to a valuation agent services agreement performed by GlobeOp for the Millennium Global Emerging Credit Fund, Ltd. and Millennium Global Emerging Credit Master Fund Ltd.  All claims related to the Millennium Actions have been settled or resolved in favor of GlobeOp and the litigation is concluded.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed consolidating financial information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$24,753	$70,469	$—	$95,222
Accounts receivable, net	—	176,884	62,544	—	239,428
Prepaid expenses and other current assets	—	21,254	11,344	—	32,598
Prepaid income taxes	—	41,256	—	(1,937)	39,319
Restricted cash	—	2,490	328	—	2,818
Net property, plant and equipment	—	30,704	38,853	—	69,557
Investment in subsidiaries	2,798,897	764,004	—	(3,562,901)	—
Intercompany receivables	—	136,630	47,768	(184,398)	—
Deferred income taxes, long-term	—	—	2,018	—	2,018
Goodwill, intangible and other assets, net	—	3,966,829	1,241,050	—	5,207,879
Total assets	$2,798,897	$5,164,804	$1,474,374	$(3,749,236)	$5,688,839

Current portion of long-term debt	—	16,166	14,712	—	30,878
Accounts payable	—	13,028	7,005	—	20,033
Accrued expenses	16,157	71,968	36,061	—	124,186
Income taxes payable	—	—	1,937	(1,937)	—
Deferred revenue	—	214,246	24,539	—	238,785
Long-term debt, net of current portion	600,000	1,535,644	434,327	—	2,569,971
Other long-term liabilities	—	40,020	21,895	—	61,915
Intercompany payables	18,310	47,769	118,319	(184,398)	—
Deferred income taxes, long-term	—	427,066	51,575	—	478,641
Total liabilities	634,467	2,365,907	710,370	(186,335)	3,524,409
Total stockholders’ equity	2,164,430	2,798,897	764,004	(3,562,901)	2,164,430
Total liabilities and stockholders’ equity	$2,798,897	$5,164,804	$1,474,374	$(3,749,236)	$5,688,839

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$360,583	$73,576	$—	$434,159
Accounts receivable, net	—	127,446	42,505	—	169,951
Prepaid expenses and other current assets	—	15,920	11,591	—	27,511
Prepaid income taxes	—	38,155	2,472	—	40,627
Restricted cash	—	2,490	328	—	2,818
Net property, plant and equipment	—	31,940	35,203	—	67,143
Investment in subsidiaries	2,722,452	654,278	—	(3,376,730)	—
Intercompany receivables	—	100,992	34,220	(135,212)	—
Deferred income taxes, long-term	—	—	2,199	—	2,199
Goodwill, intangible and other assets, net	—	3,861,711	1,196,123	—	5,057,834
Total assets	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

Current portion of long-term debt	—	17,243	15,038	—	32,281
Accounts payable	—	7,367	4,590	—	11,957
Accrued expenses	17,006	84,174	47,848	—	149,028
Income taxes payable	—	—	1,428	—	1,428
Deferred revenue	—	202,252	19,772	—	222,024
Long-term debt, net of current portion	600,000	1,646,396	472,674	—	2,719,070
Other long-term liabilities	—	31,748	19,686	—	51,434
Intercompany payables	—	34,220	100,992	(135,212)	—
Deferred income taxes, long-term	—	447,663	61,911	—	509,574
Total liabilities	617,006	2,471,063	743,939	(135,212)	3,696,796
Total stockholders’ equity	2,105,446	2,722,452	654,278	(3,376,730)	2,105,446
Total liabilities and stockholders’ equity	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

	For the Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$257,316	$116,184	$(423)	$373,077
Cost of revenues	—	138,262	72,640	(423)	210,479
Gross profit	—	119,054	43,544	—	162,598
Operating expenses:
Selling and marketing	—	21,118	7,417	—	28,535
Research and development	—	28,853	11,974	—	40,827
General and administrative	—	18,602	8,597	—	27,199
Total operating expenses	—	68,573	27,988	—	96,561
Operating income	—	50,481	15,556	—	66,037
Interest expense, net	(8,813)	(17,548)	(6,485)	—	(32,846)
Other (expense) income, net	—	(17,617)	17,629	—	12
Earnings from subsidiaries	37,034	23,523	—	(60,557)	—
Income before income taxes	28,221	38,839	26,700	(60,557)	33,203
Provision for income taxes	—	1,805	3,177	—	4,982
Net income	$28,221	$37,034	$23,523	$(60,557)	$28,221
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	(26,793)	(26,793)	(27,221)	54,014	(26,793)
Comprehensive income (loss)	$1,428	$10,241	$(3,698)	$(6,543)	$1,428

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$110,497	$102,655	$(384)	$212,768
Cost of revenues	—	51,035	58,852	(384)	109,503
Gross profit	—	59,462	43,803	—	103,265
Operating expenses:
Selling and marketing	—	8,708	5,223	—	13,931
Research and development	—	9,433	8,087	—	17,520
General and administrative	—	8,904	4,559	—	13,463
Total operating expenses	—	27,045	17,869	—	44,914
Operating income	—	32,417	25,934	—	58,351
Interest expense, net	—	(2,570)	(2,849)	—	(5,419)
Other income (expense), net	—	1,431	(1,595)	—	(164)
Earnings from subsidiaries	39,128	10,475	—	(49,603)	—
Income before income taxes	39,128	41,753	21,490	(49,603)	52,768
Provision for income taxes	—	2,625	11,015	—	13,640
Net income	$39,128	$39,128	$10,475	$(49,603)	$39,128
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	22,808	22,808	21,614	(44,422)	22,808
Comprehensive income	$61,936	$61,936	$32,089	$(94,025)	$61,936

	For the Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$476,305	$221,768	$(865)	$697,208
Cost of revenues	—	251,764	136,264	(865)	387,163
Gross profit	—	224,541	85,504	—	310,045
Operating expenses:
Selling and marketing	—	43,865	14,531	—	58,396
Research and development	—	54,218	23,056	—	77,274
General and administrative	—	41,081	16,813	—	57,894
Total operating expenses	—	139,164	54,400	—	193,564
Operating income	—	85,377	31,104	—	116,481
Interest expense, net	(17,461)	(35,466)	(13,008)	—	(65,935)
Other (expense) income, net	—	(32,017)	30,182	—	(1,835)
Earnings from subsidiaries	52,687	41,360	—	(94,047)	—
Income before income taxes	35,226	59,254	48,278	(94,047)	48,711
Provision for income taxes	—	6,567	6,918	—	13,485
Net income	$35,226	$52,687	$41,360	$(94,047)	$35,226
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	(17,472)	(17,472)	(22,449)	39,921	(17,472)
Comprehensive income	$17,754	$35,215	$18,911	$(54,126)	$17,754

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$216,325	$202,979	$(801)	$418,503
Cost of revenues	—	101,075	121,536	(801)	221,810
Gross profit	—	115,250	81,443	—	196,693
Operating expenses:
Selling and marketing	—	17,068	10,250	—	27,318
Research and development	—	18,730	18,398	—	37,128
General and administrative	—	20,412	10,351	—	30,763
Total operating expenses	—	56,210	38,999	—	95,209
Operating income	—	59,040	42,444	—	101,484
Interest expense, net	—	(5,323)	(5,696)	—	(11,019)
Other income (expense), net	—	1,103	(2,774)	—	(1,671)
Earnings from subsidiaries	65,374	26,952	—	(92,326)	—
Income before income taxes	65,374	81,772	33,974	(92,326)	88,794
Provision for income taxes	—	16,398	7,022	—	23,420
Net income	$65,374	$65,374	$26,952	$(92,326)	$65,374
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(13,411)	(13,411)	(7,601)	21,012	(13,411)
Comprehensive income	$51,963	$51,963	$19,351	$(71,314)	$51,963

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$35,226	$52,687	$41,360	$(94,047)	$35,226
Non-cash adjustments	—	70,450	29,806	—	100,256
Intercompany transactions	18,310	(11,902)	(6,408)	—	—
Earnings from subsidiaries	(52,687)	(41,360)	—	94,047	—
Changes in operating assets and liabilities	(849)	14,399	(9,696)	—	3,854
Net cash provided by operating activities	—	84,274	55,062	—	139,336
Cash Flow from Investment Activities:
Additions to property and equipment	—	(5,080)	(8,513)	—	(13,593)
Proceeds from sale of property and equipment	—	95	(52)	—	43
Cash paid for business acquisitions, net of cash acquired	—	(219,276)	(98,278)	—	(317,554)
Additions to capitalized software	—	(1,879)	(1,427)	—	(3,306)
Purchase of long-term investment	—	(1,000)	—	—	(1,000)
Net cash used in investing activities	—	(227,140)	(108,270)	—	(335,410)
Cash Flow from Financing Activities:
Repayments of debt	—	(115,500)	(39,825)	—	(155,325)
Transactions involving Holding's common stock	—	13,556	—	—	13,556
Intercompany transactions	—	(90,798)	90,798	—	—
Payment of fees related to refinancing activities	—	(222)	—	—	(222)
Net cash (used in) provided by financing activities	—	(192,964)	50,973	—	(141,991)
Effect of exchange rate changes on cash and cash equivalents	—	—	(872)	—	(872)
Net decrease in cash and cash equivalents	—	(335,830)	(3,107)	—	(338,937)
Cash and cash equivalents, beginning of period	—	360,583	73,576	—	434,159
Cash and cash equivalents, end of period	$—	$24,753	$70,469	$—	$95,222

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$65,374	$65,374	$26,952	$(92,326)	$65,374
Non-cash adjustments	—	17,672	33,667	—	51,339
Intercompany transactions	—	10,748	(10,748)	—	—
Earnings from subsidiaries	(65,374)	(26,952)	—	92,326	—
Changes in operating assets and liabilities	—	(14,563)	(1,428)	—	(15,991)
Net cash provided by operating activities	—	52,279	48,443	—	100,722
Cash Flow from Investment Activities:
Additions to property and equipment	—	(2,532)	(3,218)	—	(5,750)
Cash paid for business acquisitions, net of cash acquired	—	—	(7,863)	—	(7,863)
Additions to capitalized software	—	(380)	(1,412)	—	(1,792)
Net cash used in investing activities	—	(2,912)	(12,493)	—	(15,405)
Cash Flow from Financing Activities:
Repayments of debt	—	(137,019)	(36,981)	—	(174,000)
Transactions involving Holding's common stock	—	710,565	—	—	710,565
Net cash provided by (used in) financing activities	—	573,546	(36,981)	—	536,565
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,651)	—	(1,651)
Net increase (decrease) in cash and cash equivalents	—	622,913	(2,682)	—	620,231
Cash and cash equivalents, beginning of period	—	34,651	74,926	—	109,577
Cash and cash equivalents, end of period	$—	$657,564	$72,244	$—	$729,808

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2015 Form 10-K. Our critical accounting policies are described in the 2015 Form 10-K and include:

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

Two-for-One Stock Split

On May 25, 2016, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend.  The record date for the stock split was June 7, 2016 and the payment date was June 24, 2016. All share and per share amounts (other than for our Class A non-voting common stock) have been retroactively restated for all periods presented to reflect the stock split.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Software-enabled services	65%	71%	65%	72%
Maintenance and term licenses	28	18	28	19
Total recurring revenues	93	89	93	91
Perpetual licenses	2	6	2	4
Professional services	5	5	5	5
Total non-recurring revenues	7	11	7	9
Total revenues	100	100	100	100

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2016	2015	2015	2016	2015	2015
Revenues:
Software-enabled services	$244,672	$150,123	63%	$450,319	$303,690	48%
Maintenance and term licenses	103,392	38,978	165	198,512	78,952	151
Total recurring revenues	348,064	189,101	84	648,831	382,642	70
Perpetual licenses	5,039	12,948	(61)	10,254	16,018	(36)
Professional services	19,974	10,719	86	38,123	19,843	92
Total non-recurring revenues	25,013	23,667	6	48,377	35,861	35
Total revenues	$373,077	$212,768	75	$697,208	$418,503	67

Three Months Ended June 30, 2016 and 2015. Our revenues increased from the prior year period primarily due to revenues related to our acquisitions of Citigroup AIS in the first quarter of 2016, Primatics in the fourth quarter of 2015 and Varden and Advent in the third quarter of 2015, which contributed $169.2 million in revenues, as well as an increase in demand for our fund administration services.  These increases were partially offset by a decrease due to installment payments under a perpetual IP license, which were included in prior period revenues but did not recur in 2016, as well as the unfavorable impact from foreign currency translation of $1.9 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Australian dollar. The acquisitions contributed revenues of $90.6 million and $66.7 million to software-enabled services revenues and maintenance and term licenses revenues, respectively, in 2016.  These amounts reflect reductions of $8.0 million related to the fair value adjustment of acquired deferred revenue for these acquisitions. The acquisitions contributed revenues of $0.4 million and $11.5 million to perpetual license revenues and professional services revenues, respectively, in 2016. Professional services revenues reflect a reduction of $3.3 million related to the fair value adjustment of acquired deferred revenue related to these acquisitions.

Six Months Ended June 30, 2016 and 2015. Our revenues increased from the prior year period primarily due to revenues related to our acquisitions of Citigroup AIS in the first quarter of 2016, Primatics in the fourth quarter of 2015 and Varden and Advent in the third quarter of 2015, which contributed $285.6 million in revenues, as well as an increase in demand for our fund administration services.  These increases were partially offset by a decrease due to installment payments under a perpetual IP license, which were included in prior period revenues but did not recur in 2016, as well as the unfavorable impact from foreign currency translation of $4.9 million, which resulted from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound and the Australian dollar. The acquisitions contributed revenues of $139.1 million and $123.5 million to software-enabled services revenues and maintenance and term licenses revenues, respectively, in 2016.  These amounts reflect reductions of $23.0 million related to the fair value adjustment of acquired deferred revenue for these acquisitions. The acquisitions contributed revenues of $0.9 million and $22.1 million to perpetual license revenues and professional services revenues, respectively, in 2016.  Professional services revenues reflect a reduction of $7.3 million related to the fair value adjustment of acquired deferred revenue related to these acquisitions.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues:
Cost of software-enabled services	60%	59%	58%	58%
Cost of maintenance and term licenses	45	32	47	34
Total cost of recurring revenues	55	53	54	53
Cost of perpetual licenses	13	8	11	13
Cost of professional services	86	71	86	81
Total cost of non-recurring revenues	71	36	70	51
Total cost of revenues	56	51	56	53
Gross margin percentage	44	49	44	47

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2016	2015	2015	2016	2015	2015
Cost of revenues:
Cost of software-enabled services	$146,243	$88,548	65%	$259,971	$177,150	47%
Cost of maintenance and term licenses	46,460	12,338	277	93,406	26,505	252
Total cost of recurring revenues	192,703	100,886	91	353,377	203,655	74
Cost of perpetual licenses	643	1,021	(37)	1,141	2,045	(44)
Cost of professional services	17,133	7,596	126	32,645	16,110	103
Total cost of non-recurring revenues	17,776	8,617	106	33,786	18,155	86
Total cost of revenues	$210,479	$109,503	92	$387,163	$221,810	75

Three and Six Months Ended June 30, 2016 and 2015. Our total cost of revenues increased primarily due to our acquisitions of Citigroup AIS, Primatics, Varden and Advent, which added costs of $99.6 million and $166.7 million for the three and six months ended June 30, 2016, respectively. Additionally, total cost of revenues increased $2.9 million and $2.2 million for the three and six months ended June 30, 2016, respectively, to support revenue growth, partially offset by the favorable impact from foreign currency translation of $1.5 million and $3.5 million for the three and six months ended June 30, 2016, respectively, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Indian Rupee.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Selling and marketing	8%	7%	9%	7%
Research and development	11	8	11	9
General and administrative	7	6	8	7
Total operating expenses	26	21	28	23

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2016	2015	2015	2016	2015	2015
Operating expenses:
Selling and marketing	$28,535	$13,931	105%	$58,396	$27,318	114%
Research and development	40,827	17,520	133	77,274	37,128	108
General and administrative	27,199	13,463	102	57,894	30,763	88
Total operating expenses	$96,561	$44,914	115	$193,564	$95,209	103

Three and Six Months Ended June 30, 2016 and 2015. The increase in total operating expenses was primarily due to our acquisitions of Citigroup AIS, Primatics, Advent and Varden, which added expenses of $47.1 million and $94.7 million for the three and six months ended June 30, 2016, respectively. Included in those costs are charges of $0.7 million and $5.7 million related to the elimination of redundant positions within the acquired businesses and an increase in stock-based compensation expense of $5.2 million and $10.7 million for the three and six months ended June 30, 2016, respectively. Additionally, total operating expenses includes the favorable impact from foreign currency translation of $0.8 million and $1.7 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Indian Rupee.

Comparison of the Three and Six Months Ended June 30, 2016 and 2015 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $32.8 million and $65.9 million for the three and six months ended June 30, 2016, respectively, compared to $5.4 million and $11.0 million for the three and six months ended June 30, 2015, respectively. The increase in interest expense in 2016 reflects incremental borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015, which resulted in a higher debt balance. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. Other income (expense), net for 2016 and 2015 consisted primarily of foreign currency transaction losses.

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Provision for income taxes	$4,982	$13,640	$13,485	$23,420
Effective tax rate	15%	26%	28%	26%

Our June 30, 2016 and 2015 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in rate for the three months ended June 30, 2016 was primarily due to a decrease in pre-tax income from domestic operations taxed at a high statutory rate.  The increase in rate for the six months ended June 30, 2016 was primarily due to the unfavorable impact of a change in state apportionment on our domestic deferred tax liabilities as a result of the acquisition of

Citigroup AIS during the first quarter, partially offset by the beneficial impact of a decrease in pre-tax income from domestic operations taxed at a high statutory rate. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 34.6% and 20.0%, respectively, in 2016. The consolidated expected effective tax rate for the year ended December 31, 2016 is forecasted to be between 19% and 21%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations, and availability under the Revolving Credit Facility in our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

In March 2016, we purchased all of the assets of Citigroup AIS for approximately $321.0 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. We funded the acquisition with cash on hand.

In 2016, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2016 and June 15, 2016 to stockholders of record as of the close of business on March 7, 2016 and June 1, 2016, respectively, totaling $24.8 million.

Our cash and cash equivalents at June 30, 2016 were $95.2 million, a decrease of $339.0 million from $434.2 million at December 31, 2015. The decrease in cash is primarily due to cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures. These decreases were partially offset by cash provided by operations, proceeds from stock option exercises and the related income tax benefits.

Net cash provided by operating activities was $139.3 million for the six months ended June 30, 2016.  Cash provided by operating activities primarily resulted from net income of $35.2 million adjusted for non-cash items of $100.3 million and by changes in our working capital accounts (excluding the effect of acquisitions) totaling $3.8 million. The changes in our working capital accounts were driven by a change in income taxes prepaid and payable and increases in deferred revenues and accounts payable. These changes were partially offset by a decrease in accrued expenses and increases in accounts receivable and prepaid expenses and other assets. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts payable was primarily due to the timing of payments.  The increase in accounts receivable was primarily due to an increase in days’ sales outstanding related to receivables within recently acquired businesses. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2016.

Investing activities used net cash of $335.4 million for the six months ended June 30, 2016, primarily related to cash paid of $317.6 million (net of cash received) for the acquisition of Citigroup AIS in the first quarter of 2016, $13.6 million in capital expenditures and $3.3 million in capitalized software.

Financing activities used net cash of $142.0 million in for the six months ended June 30, 2016, representing repayments of debt totaling $155.3 million, $24.8 million in quarterly dividends paid and $4.6 million in withholding taxes paid related to equity award net share settlements.  These payments were partially offset by proceeds of $19.2 million from stock option exercises and income tax windfall benefits of $23.8 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2016, we held approximately $65.9 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At June 30, 2016, we held approximately $60.4 million in cash that was available to our foreign borrowers under our credit facility and will be used to facilitate debt servicing of those entities. At June 30, 2016, we held approximately $17.5 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.0 million.

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

As of June 30, 2016, there was $94.3 million in principal amount outstanding under the Term A-1 Loan, $146.3 million in principal amount outstanding under the Term A-2 Loan, $1,604.5 million in principal amount outstanding under the Term B-1 Loan and $219.6 million in principal amount outstanding under the Term B-2 Loan. As of June 30, 2016, there was no principal amount drawn under the Revolving Credit Facility.

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

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. As of June 30, 2016, we were in compliance with the financial and non-financial covenants.

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

On April 20, 2016, we commenced an offer to exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, except that the new notes have been registered under the Securities Act of 1933. The exchange offer expired on May 18, 2016 and 100% of the Senior Notes were exchanged for the new notes.

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

As of June 30, 2016, there were $600.0 million in principal amount of Senior Notes outstanding.

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

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Credit Agreement, which is a material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2016	2015	2016	2015	2016
Net income	$28,221	$39,128	$35,226	$65,374	$12,714
Interest expense, net	32,846	5,419	65,935	11,019	162,690
Income tax provision	4,982	13,640	13,485	23,420	8,045
Depreciation and amortization	58,167	26,107	113,440	52,103	212,171
EBITDA	124,216	84,294	228,086	151,916	395,620
Stock-based compensation	12,566	4,208	27,913	8,314	63,678
Capital-based taxes	—	(636)	472	(636)	1,936
Acquired EBITDA and cost savings (1)	1,046	389	5,814	2,156	28,468
Unusual or non-recurring charges (2)	1,289	1,158	6,754	10,250	22,652
Purchase accounting adjustments (3)	8,630	302	24,258	699	73,486
Other (4)	769	47	1,553	142	2,940
Consolidated EBITDA	$148,516	$89,762	$294,850	$172,841	$588,780

________________________

(1)

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

(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of June 30, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	3.35x

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

At June 30, 2016, we had total debt of $2,664.7 million, including $2,064.7 million of variable interest rate debt. As of June 30, 2016, a 1% increase in interest rates would result in an increase in interest expense of approximately $15.4 million per year.

During the six months ended June 30, 2016, approximately 26% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2016. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 8 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended June 30, 2016, we repurchased 322 shares of our common stock in connection with employee tax withholding obligations for vested restricted stock awards. The following is a summary of the repurchases of our common stock in the second quarter of 2016:

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
April 1, 2016 – April 30, 2016	322	$31.40	—	$—
May 1, 2016 – May 31, 2016	—	$—	—	$—
June 1, 2016 – June 30, 2016	—	$—	—	$—
Total	322		—

(1)Information is based on settlement dates of repurchase transactions.

(2)

Consists of shares of our common stock, par value $0.01 per share. Pursuant to certain restricted stock awards, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SS&C Technologies Holdings, Inc.

10.1	Amended and Restated 2014 Stock Incentive Plan of SS&C Technologies Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 26, 2016

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.