Form 10-Q
period 2016-09-30
SS&C Technologies Holdings Inc
filed 2016-11-07
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 202,815,308 shares of the registrant’s common stock outstanding as of November 2, 2016.

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

Explanatory Note

On June 24, 2016, SS&C Technologies Holdings, Inc. completed a two-for-one stock split, effective in the form of a stock dividend. All share and per share amounts (other than for the Company’s Class A non-voting common stock) have been retroactively restated for all periods presented to reflect the stock split.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$101,800	$434,159
Accounts receivable, net of allowance for doubtful accounts of $5,315 and $2,957, respectively	237,495	169,951
Prepaid expenses and other current assets	32,720	27,511
Prepaid income taxes	39,776	40,627
Restricted cash	2,116	2,818
Total current assets	413,907	675,066
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	37,539	37,855
Equipment, furniture, and fixtures	112,909	97,274
	153,103	137,784
Less: accumulated depreciation	(81,975)	(70,641)
Net property, plant and equipment	71,128	67,143
Deferred income taxes	2,071	2,199
Goodwill (Note 3)	3,616,060	3,549,212
Intangible and other assets, net of accumulated amortization of $683,690 and $536,929, respectively	1,519,294	1,508,622
Total assets	$5,622,460	$5,802,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 2)	$29,813	$32,281
Accounts payable	16,480	11,957
Income taxes payable	—	1,428
Accrued employee compensation and benefits	74,006	83,894
Interest payable	13,259	28,903
Other accrued expenses	50,979	36,231
Deferred revenue	231,285	222,024
Total current liabilities	415,822	416,718
Long-term debt, net of current portion (Note 2)	2,460,457	2,719,070
Other long-term liabilities	61,968	51,434
Deferred income taxes	459,025	509,574
Total liabilities	3,397,272	3,696,796
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 5):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; 0 and 2,703,846 shares issued and outstanding, respectively	—	27
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 204,356,540 shares and 193,104,452 shares issued, respectively, and 202,783,271 shares and 191,531,574 shares outstanding, respectively, of which 14,564 and 24,876 are unvested, respectively	2,043	1,932
Additional paid-in capital	1,905,834	1,793,149
Accumulated other comprehensive loss	(112,702)	(83,170)
Retained earnings	448,011	411,493
	2,243,186	2,123,431
Less: cost of common stock in treasury, 1,573,269 and 1,572,878 shares, respectively	(17,998)	(17,985)
Total stockholders’ equity	2,225,188	2,105,446
Total liabilities and stockholders’ equity	$5,622,460	$5,802,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Software-enabled services	$248,772	$180,744	$699,091	$484,434
Maintenance and term licenses	106,925	80,097	305,437	159,049
Total recurring revenues	355,697	260,841	1,004,528	643,483
Perpetual licenses	4,389	6,508	14,643	22,526
Professional services	23,218	13,545	61,341	33,388
Total non-recurring revenues	27,607	20,053	75,984	55,914
Total revenues	383,304	280,894	1,080,512	699,397
Cost of revenues:
Software-enabled services	143,074	96,151	403,045	273,301
Maintenance and term licenses	45,458	43,391	138,864	69,896
Total recurring cost of revenues	188,532	139,542	541,909	343,197
Perpetual licenses	608	1,036	1,749	3,081
Professional services	18,887	11,286	51,532	27,396
Total non-recurring cost of revenues	19,495	12,322	53,281	30,477
Total cost of revenues	208,027	151,864	595,190	373,674
Gross profit	175,277	129,030	485,322	325,723
Operating expenses:
Selling and marketing	27,328	37,082	85,724	64,400
Research and development	37,701	37,389	114,975	74,517
General and administrative	33,345	39,607	91,239	70,370
Total operating expenses	98,374	114,078	291,938	209,287
Operating income	76,903	14,952	193,384	116,436
Interest expense, net	(31,648)	(32,645)	(97,583)	(43,664)
Other income, net	2,655	6,953	820	5,282
Loss on extinguishment of debt	—	(30,417)	—	(30,417)
Income (loss) before income taxes	47,910	(41,157)	96,621	47,637
Provision (benefit) for income taxes	9,163	(6,547)	22,648	16,873
Net income (loss)	$38,747	$(34,610)	$73,973	$30,764
Basic earnings (loss) per share	$0.19	$(0.18)	$0.37	$0.17
Basic weighted average number of common shares outstanding	201,782	193,706	199,365	177,772
Diluted earnings (loss) per share	$0.19	$(0.18)	$0.36	$0.16
Diluted weighted average number of common and common equivalent shares outstanding	206,635	193,706	205,334	186,470
Net income (loss)	$38,747	$(34,610)	$73,973	$30,764
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(12,060)	(38,005)	(29,532)	(51,416)
Total comprehensive loss, net of tax	(12,060)	(38,005)	(29,532)	(51,416)
Comprehensive income (loss)	$26,687	$(72,615)	$44,441	$(20,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities:
Net income	$73,973	$30,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,910	100,840
Stock-based compensation expense	40,402	31,435
Income tax benefit related to exercise of stock options	(44,975)	(11,141)
Amortization and write-offs of loan origination costs	7,994	5,473
Loss on extinguishment of debt	—	3,954
Loss on sale or disposition of property and equipment	159	339
Deferred income taxes	(39,712)	(27,030)
Provision for doubtful accounts	2,684	601
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(14,603)	(5,234)
Prepaid expenses and other assets	(2,595)	(5,109)
Accounts payable	2,610	(1,755)
Accrued expenses	(18,429)	(28,437)
Income taxes prepaid and payable	44,840	(1,125)
Deferred revenue	13,758	26,992
Net cash provided by operating activities	237,016	120,567
Cash flow from investing activities:
Additions to property and equipment	(18,870)	(9,462)
Proceeds from sale of property and equipment	69	56
Cash paid for business acquisitions, net of cash acquired	(309,432)	(2,614,785)
Additions to capitalized software	(6,137)	(3,370)
Purchase of long-term investment	(1,000)	—
Net changes in restricted cash	700	—
Net cash used in investing activities	(334,670)	(2,627,561)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	—	3,068,075
Repayments of debt	(268,550)	(823,448)
Proceeds from exercise of stock options	34,767	10,618
Withholding taxes related to equity award net share settlement	(7,051)	—
Income tax benefit related to exercise of stock options	44,975	11,141
Proceeds from common stock issuance, net	—	717,802
Purchase of common stock for treasury	(13)	—
Payment of fees related to refinancing activities	(503)	(45,781)
Dividends paid on common stock	(37,452)	(33,216)
Net cash (used in) provided by financing activities	(233,827)	2,905,191
Effect of exchange rate changes on cash and cash equivalents	(878)	(3,964)
Net (decrease) increase in cash and cash equivalents	(332,359)	394,233
Cash and cash equivalents, beginning of period	434,159	109,577
Cash and cash equivalents, end of period	$101,800	$503,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2015, which were included in the 2015 Form 10-K. The December 31, 2015 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Reclassifications

The Company’s prior presentation of revenues on its Condensed Consolidated Statements of Comprehensive Income (Loss) displayed total recurring and total non-recurring revenues.  The Company’s current presentation is expanded to illustrate the components of each type of revenue stream.  These amounts were previously disclosed in footnote 5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. This ASU is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year for ASU No. 2014-09. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

Subsequent to the issuance of ASU No. 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. The amendments in these updates affect the guidance contained within ASU 2014-09.

Note 2—Debt

At September 30, 2016 and December 31, 2015, debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior secured credit facilities, weighted-average interest rate of 3.91% and 3.94%, respectively	$1,951,450	$2,220,000
5.875% senior notes due 2023	600,000	600,000
Unamortized original issue discount and debt issuance costs	(61,180)	(68,649)
	2,490,270	2,751,351
Less current portion of long-term debt	29,813	32,281
Long-term debt	$2,460,457	$2,719,070

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,951,450	$1,963,242	$2,220,000	$2,202,105
5.875% senior notes due 2023	600,000	631,500	600,000	616,500

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 3—Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2016 is as follows (in thousands):

Balance at December 31, 2015	$3,549,212
2016 acquisitions	91,533
Adjustments to prior acquisitions	(4,720)
Effect of foreign currency translation	(19,965)
Balance at September 30, 2016	$3,616,060

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

The following table sets forth the weighted average common shares used in the computation of basic and diluted EPS (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding — used in calculation of basic EPS	201,782	193,706	199,365	177,772
Weighted average common stock equivalents — options and restricted shares	4,853	—	5,969	8,698
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	206,635	193,706	205,334	186,470

Weighted average stock options, SARs, RSUs and RSAs representing 10,702,466 and 28,806,708 shares were outstanding for the three months ended September 30, 2016 and 2015, respectively, and weighted average stock options, SARs, RSUs and RSAs representing 14,094,402 and 6,219,720 for the nine months ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.  No dilutive securities were included in the diluted EPS calculation for the three months ended September 30, 2015 due to the Company’s reported net loss for the quarter.

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

Dividends. In 2016, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2016, June 15, 2016 and September 15, 2016 to stockholders of record as of the close of business on March 7, 2016, June 1, 2016, and September 1, 2016, respectively, totaling $37.5 million.   In 2015, the Company paid quarterly cash dividends of $0.0625 per share of common stock on March 16, 2015, June 15, 2015 and September 15, 2015 to stockholders of record as of the close of business on March 2, 2015, June 1, 2015 and September 1, 2015, respectively, totaling $33.2 million.

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

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for three and nine months ended September 30, 2016 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Condensed Consolidated Statements of Comprehensive Income (Loss) Classification	2016	2015	2016	2015
Cost of software-enabled services	$2,732	$1,846	$7,916	$4,976
Cost of maintenance and term licenses	605	589	2,116	791
Cost of recurring revenues	3,337	2,435	10,032	5,767
Cost of professional services	493	530	1,736	855
Cost of non-recurring revenues	493	530	1,736	855
Total cost of revenues	3,830	2,965	11,768	6,622
Selling and marketing	2,521	9,936	8,966	11,423
Research and development	2,004	5,464	6,402	6,359
General and administrative	4,134	4,756	13,266	7,031
Total operating expenses	8,659	20,156	28,634	24,813
Total stock-based compensation expense	$12,489	$23,121	$40,402	$31,435

The following table summarizes stock option and SAR activity as of and for the nine months ended September 30, 2016:

Shares
Outstanding at December 31, 2015	30,278,364
Granted	1,454,300
Cancelled/forfeited	(1,391,958)
Exercised	(5,762,429)
Outstanding at September 30, 2016	24,578,277

The following table summarizes RSU activity as of and for the nine months ended September 30, 2016:

Shares
Outstanding at December 31, 2015	957,452
Granted	-
Cancelled/forfeited	(67,266)
Vested	(501,906)
Outstanding at September 30, 2016	388,280

The Company recorded $45.0 million and $11.1 million of income tax benefits related to the exercise of stock options during the nine months ended September 30, 2016 and 2015, respectively. These amounts were recorded entirely to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 6—Income Taxes

The effective tax rate was 19% and 16% for the three months ended September 30, 2016 and 2015, respectively, and the effective tax rate was 23% and 35% for the nine months ended September 30, 2016 and 2015, respectively.  The change in the effective tax rate for the three months ended September 30, 2016 was primarily due to an increase in pre-tax income from domestic operations taxed at a high statutory rate compared to the prior year, partially offset by the absence of the unfavorable impact of nondeductible transaction costs and repatriation of foreign earnings in the prior year.  The change in the effective tax rate for the nine months ended September 30, 2016 was primarily due to the absence of the unfavorable impact of nondeductible transaction costs and repatriation of foreign earnings in the prior year, partially offset by an increase in pre-tax income from domestic operations taxed at a high statutory rate and the unfavorable impact of a change in state apportionment on the Company’s domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS during the first quarter.

Note 7—Acquisitions

Citigroup’s Alternative Investor Services

On March 11, 2016, the Company purchased the assets of Citigroup’s Alternative Investor Services business, which includes Hedge Fund Services and Private Equity Fund Services (“Citigroup AIS”), for approximately $310.2 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Citigroup AIS is a leading provider of hedge fund and private equity fund administration services.

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

The following summarizes the preliminary allocation of the purchase price for the acquisition of Citigroup AIS (in thousands):

Citigroup AIS
Accounts receivable	$58,479
Fixed assets	103
Other assets	1,985
Acquired client relationships and contracts	124,600
Completed technology	44,600
Goodwill	91,533
Deferred revenue	(3,910)
Other liabilities assumed	(7,229)
Consideration paid, net of cash acquired	$310,161

The consideration paid, net of cash acquired for Citigroup AIS includes a working capital adjustment of $7.9 million, which was received during the third quarter of 2016. This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the nine months ended September 30, 2016 on the Company’s Condensed Consolidated Statement of Cash Flows.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company reported revenues totaling $118.6 million from Citigroup AIS from its acquisition date through September 30, 2016.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$391,865	$384,312	$1,158,376	$1,160,828
Net income	$45,510	$14,281	$101,393	$14,791
Basic earnings per share	$0.23	$0.07	$0.51	$0.08
Basic weighted average number of common shares outstanding	201,782	193,706	199,365	177,772
Diluted earnings per share	$0.22	$0.07	$0.49	$0.08
Diluted weighted average number of common and common equivalent shares outstanding	206,635	202,624	205,334	186,470

Pending acquisitions

On September 14, 2016, the Company announced the acquisition of Wells Fargo Global Fund Services ("GFS"), a leading provider of comprehensive administration, middle-office, operations and cash/collateral management services to alternative investment managers.  The transaction is subject to approvals by relevant regulatory authorities and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2016.

Note 8—Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company's management, the Company is not involved in any other such litigation or proceedings with third parties that management believes would have a material adverse effect on the Company or its business.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$23,423	$78,377	$—	$101,800
Accounts receivable, net	—	174,082	63,413	—	237,495
Prepaid expenses and other current assets	—	21,486	11,234	—	32,720
Prepaid income taxes	—	42,909	—	(3,133)	39,776
Restricted cash	—	1,788	328	—	2,116
Net property, plant and equipment	—	32,327	38,801	—	71,128
Investment in subsidiaries	2,868,467	780,155	—	(3,648,622)	—
Intercompany receivables	—	159,942	59,683	(219,625)	—
Deferred income taxes, long-term	—	—	2,071	—	2,071
Goodwill, intangible and other assets, net	—	3,921,368	1,213,986	—	5,135,354
Total assets	$2,868,467	$5,157,480	$1,467,893	$(3,871,380)	$5,622,460

Current portion of long-term debt	—	15,399	14,414	—	29,813
Accounts payable	—	10,924	5,556	—	16,480
Accrued expenses	7,344	88,178	42,722	—	138,244
Income taxes payable	—	—	3,133	(3,133)	—
Deferred revenue	—	207,664	23,621	—	231,285
Long-term debt, net of current portion	600,000	1,458,478	401,979	—	2,460,457
Other long-term liabilities	—	38,864	23,104	—	61,968
Intercompany payables	35,935	59,683	124,007	(219,625)	—
Deferred income taxes, long-term	—	409,823	49,202	—	459,025
Total liabilities	643,279	2,289,013	687,738	(222,758)	3,397,272
Total stockholders’ equity	2,225,188	2,868,467	780,155	(3,648,622)	2,225,188
Total liabilities and stockholders’ equity	$2,868,467	$5,157,480	$1,467,893	$(3,871,380)	$5,622,460

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$360,583	$73,576	$—	$434,159
Accounts receivable, net	—	127,446	42,505	—	169,951
Prepaid expenses and other current assets	—	15,920	11,591	—	27,511
Prepaid income taxes	—	38,155	2,472	—	40,627
Restricted cash	—	2,490	328	—	2,818
Net property, plant and equipment	—	31,940	35,203	—	67,143
Investment in subsidiaries	2,722,452	654,278	—	(3,376,730)	—
Intercompany receivables	—	100,992	34,220	(135,212)	—
Deferred income taxes, long-term	—	—	2,199	—	2,199
Goodwill, intangible and other assets, net	—	3,861,711	1,196,123	—	5,057,834
Total assets	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

Current portion of long-term debt	—	17,243	15,038	—	32,281
Accounts payable	—	7,367	4,590	—	11,957
Accrued expenses	17,006	84,174	47,848	—	149,028
Income taxes payable	—	—	1,428	—	1,428
Deferred revenue	—	202,252	19,772	—	222,024
Long-term debt, net of current portion	600,000	1,646,396	472,674	—	2,719,070
Other long-term liabilities	—	31,748	19,686	—	51,434
Intercompany payables	—	34,220	100,992	(135,212)	—
Deferred income taxes, long-term	—	447,663	61,911	—	509,574
Total liabilities	617,006	2,471,063	743,939	(135,212)	3,696,796
Total stockholders’ equity	2,105,446	2,722,452	654,278	(3,376,730)	2,105,446
Total liabilities and stockholders’ equity	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

	For the Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$262,350	$121,385	$(431)	$383,304
Cost of revenues	—	137,369	71,089	(431)	208,027
Gross profit	—	124,981	50,296	—	175,277
Operating expenses:
Selling and marketing	—	20,448	6,880	—	27,328
Research and development	—	26,575	11,126	—	37,701
General and administrative	—	24,824	8,521	—	33,345
Total operating expenses	—	71,847	26,527	—	98,374
Operating income	—	53,134	23,769	—	76,903
Interest expense, net	(8,812)	(16,651)	(6,185)	—	(31,648)
Other (expense) income, net	—	(15,364)	18,019	—	2,655
Earnings from subsidiaries	47,559	30,522	—	(78,081)	—
Income before income taxes	38,747	51,641	35,603	(78,081)	47,910
Provision for income taxes	—	4,082	5,081	—	9,163
Net income	$38,747	$47,559	$30,522	$(78,081)	$38,747
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(12,060)	(12,060)	(10,844)	22,904	(12,060)
Comprehensive income	$26,687	$35,499	$19,678	$(55,177)	$26,687

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$180,515	$100,492	$(113)	$280,894
Cost of revenues	—	91,930	60,047	(113)	151,864
Gross profit	—	88,585	40,445	—	129,030
Operating expenses:
Selling and marketing	—	26,193	10,889	—	37,082
Research and development	—	26,350	11,039	—	37,389
General and administrative	—	33,070	6,537	—	39,607
Total operating expenses	—	85,613	28,465	—	114,078
Operating income	—	2,972	11,980	—	14,952
Interest expense, net	(8,193)	(17,743)	(6,709)	—	(32,645)
Other (expense) income, net	—	(14,182)	21,135	—	6,953
Loss on extinguishment of debt	—	(23,375)	(7,042)	—	(30,417)
(Loss) earnings from subsidiaries	(26,417)	16,349	—	10,068	—
(Loss) income before income taxes	(34,610)	(35,979)	19,364	10,068	(41,157)
(Benefit) provision for income taxes	—	(9,562)	3,015	—	(6,547)
Net (loss) income	$(34,610)	$(26,417)	$16,349	$10,068	$(34,610)
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(38,005)	(38,005)	(33,040)	71,045	(38,005)
Comprehensive loss	$(72,615)	$(64,422)	$(16,691)	$81,113	$(72,615)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$738,655	$343,153	$(1,296)	$1,080,512
Cost of revenues	—	389,133	207,353	(1,296)	595,190
Gross profit	—	349,522	135,800	—	485,322
Operating expenses:
Selling and marketing	—	64,313	21,411	—	85,724
Research and development	—	80,794	34,181	—	114,975
General and administrative	—	65,906	25,333	—	91,239
Total operating expenses	—	211,013	80,925	—	291,938
Operating income	—	138,509	54,875	—	193,384
Interest expense, net	(26,274)	(52,116)	(19,193)	—	(97,583)
Other (expense) income, net	—	(47,381)	48,201	—	820
Earnings from subsidiaries	100,247	71,885	—	(172,132)	—
Income before income taxes	73,973	110,897	83,883	(172,132)	96,621
Provision for income taxes	—	10,650	11,998	—	22,648
Net income	$73,973	$100,247	$71,885	$(172,132)	$73,973
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(29,532)	(29,532)	(33,293)	62,825	(29,532)
Comprehensive income	$44,441	$70,715	$38,592	$(109,307)	$44,441

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$396,839	$303,473	$(915)	$699,397
Cost of revenues	—	193,006	181,583	(915)	373,674
Gross profit	—	203,833	121,890	—	325,723
Operating expenses:
Selling and marketing	—	43,261	21,139	—	64,400
Research and development	—	45,080	29,437	—	74,517
General and administrative	—	53,482	16,888	—	70,370
Total operating expenses	—	141,823	67,464	—	209,287
Operating income	—	62,010	54,426	—	116,436
Interest expense, net	(8,193)	(23,066)	(12,405)	—	(43,664)
Other (expense) income, net	—	(13,079)	18,361	—	5,282
Loss on extinguishment of debt	—	(23,375)	(7,042)	—	(30,417)
Earnings from subsidiaries	38,957	43,303	—	(82,260)	—
Income before income taxes	30,764	45,793	53,340	(82,260)	47,637
Provision for income taxes	—	6,836	10,037	—	16,873
Net income	$30,764	$38,957	$43,303	$(82,260)	$30,764
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(51,416)	(51,416)	(40,641)	92,057	(51,416)
Comprehensive (loss) income	$(20,652)	$(12,459)	$2,662	$9,797	$(20,652)

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$73,973	$100,247	$71,885	$(172,132)	$73,973
Non-cash adjustments	—	89,915	47,547	—	137,462
Intercompany transactions	35,935	(21,251)	(14,684)	—	—
Earnings from subsidiaries	(100,247)	(71,885)	—	172,132	—
Changes in operating assets and liabilities	(9,661)	40,315	(5,073)	—	25,581
Net cash provided by operating activities	—	137,341	99,675	—	237,016
Cash Flow from Investment Activities:
Additions to property and equipment	—	(7,672)	(11,198)	—	(18,870)
Proceeds from sale of property and equipment	—	67	2	—	69
Cash paid for business acquisitions, net of cash acquired	—	(214,689)	(94,743)	—	(309,432)
Additions to capitalized software	—	(3,860)	(2,277)	—	(6,137)
Purchase of long-term investment	—	(1,000)	—	—	(1,000)
Net changes in restricted cash	—	702	(2)	—	700
Net cash used in investing activities	—	(226,452)	(108,218)	—	(334,670)
Cash Flow from Financing Activities:
Repayments of debt	—	(195,500)	(73,050)	—	(268,550)
Transactions involving Holding's common stock	—	35,226	—	—	35,226
Intercompany transactions	—	(87,272)	87,272	—	—
Payment of fees related to refinancing activities	—	(503)	—	—	(503)
Net cash (used in) provided by financing activities	—	(248,049)	14,222	—	(233,827)
Effect of exchange rate changes on cash and cash equivalents	—	—	(878)	—	(878)
Net (decrease) increase in cash and cash equivalents	—	(337,160)	4,801	—	(332,359)
Cash and cash equivalents, beginning of period	—	360,583	73,576	—	434,159
Cash and cash equivalents, end of period	$—	$23,423	$78,377	$—	$101,800

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$30,764	$38,957	$43,303	$(82,260)	$30,764
Non-cash adjustments	—	51,400	53,071	—	104,471
Intercompany transactions	—	8	(8)	—	—
Earnings from subsidiaries	(38,957)	(43,303)	—	82,260	—
Changes in operating assets and liabilities	8,193	(10,322)	(12,539)	—	(14,668)
Net cash provided by operating activities	—	36,740	83,827	—	120,567
Cash Flow from Investment Activities:
Additions to property and equipment	—	(5,496)	(3,966)	—	(9,462)
Proceeds from sale of property and equipment	—	5	51	—	56
Cash paid for business acquisitions, net of cash acquired	—	(2,606,923)	(7,862)	—	(2,614,785)
Additions to capitalized software	—	(1,268)	(2,102)	—	(3,370)
Net changes in restricted cash	—	(1,731)	1,731	—	—
Net cash (used in) provided by investing activities	—	(2,615,413)	(12,148)	—	(2,627,561)
Cash Flow from Financing Activities:
Cash received from debt borrowings, net of original issue discount	—	2,410,770	657,305	—	3,068,075
Repayments of debt	—	(504,604)	(318,844)	—	(823,448)
Transactions involving Holding's common stock	—	706,345	—	—	706,345
Intercompany transactions	—	399,572	(399,572)	—	—
Payment of fees related to refinancing activities	—	(39,130)	(6,651)	—	(45,781)
Net cash provided by (used in) financing activities	—	2,972,953	(67,762)	—	2,905,191
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,964)	—	(3,964)
Net increase (decrease) in cash and cash equivalents	—	394,280	(47)	—	394,233
Cash and cash equivalents, beginning of period	—	34,651	74,926	—	109,577
Cash and cash equivalents, end of period	$—	$428,931	$74,879	$—	$503,810

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisition of Citigroup AIS

On March 11, 2016, we purchased all of the assets of Citigroup AIS for approximately $310.2 million, plus the costs of effecting the transaction and the assumption of certain liabilities, which is discussed in Note 7 to our Condensed Consolidated Financial Statements. Citigroup AIS is a leading provider of hedge fund and private equity fund administration services.

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

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Software-enabled services	65%	64%	65%	69%
Maintenance and term licenses	28	29	28	23
Total recurring revenues	93	93	93	92
Perpetual licenses	1	2	1	3
Professional services	6	5	6	5
Total non-recurring revenues	7	7	7	8
Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2016	2015		2016	2015
Revenues:
Software-enabled services	$248,772	$180,744	38%	$699,091	$484,434	44%
Maintenance and term licenses	106,925	80,097	33	305,437	159,049	92
Total recurring revenues	355,697	260,841	36	1,004,528	643,483	56
Perpetual licenses	4,389	6,508	(33)	14,643	22,526	(35)
Professional services	23,218	13,545	71	61,341	33,388	84
Total non-recurring revenues	27,607	20,053	38	75,984	55,914	36
Total revenues	$383,304	$280,894	36	$1,080,512	$699,397	54

Three Months Ended September 30, 2016 and 2015. Our revenues increased from the prior year period primarily due to revenues related to our acquisitions of Citigroup AIS in the first quarter of 2016, Primatics in the fourth quarter of 2015 and Varden in the third quarter of 2015, which contributed $67.7 million in revenues.  Additionally, organic revenues increased $36.4 million, of which approximately $22.0 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  These increases were partially offset by the unfavorable impact from foreign currency translation of $1.8 million, which resulted from the strength of the U.S. dollar relative to the British pound, offset by the weakness of the U.S. dollar relative to the Australian dollar.

Nine Months Ended September 30, 2016 and 2015. Our revenues increased from the prior year period primarily due to revenues related to our acquisitions of Citigroup AIS in the first quarter of 2016, Primatics in the fourth quarter of 2015 and Varden and Advent in the third quarter of 2015, which contributed $353.4 million in revenues.  Additionally, organic revenues increased $34.4 million, of which approximately $22.0 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  These increases were partially offset by the unfavorable impact from foreign currency translation of $6.7 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar, the South African Rand and the Australian dollar.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues:
Cost of software-enabled services	58%	53%	58%	56%
Cost of maintenance and term licenses	43	54	45	44
Total cost of recurring revenues	53	53	54	53
Cost of perpetual licenses	14	16	12	14
Cost of professional services	81	83	84	82
Total cost of non-recurring revenues	71	61	70	55
Total cost of revenues	54	54	55	53
Gross margin percentage	46	46	45	47

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2016	2015		2016	2015
Cost of revenues:
Cost of software-enabled services	$143,074	$96,151	49%	$403,045	$273,301	47%
Cost of maintenance and term licenses	45,458	43,391	5	138,864	69,896	99
Total cost of recurring revenues	188,532	139,542	35	541,909	343,197	58
Cost of perpetual licenses	608	1,036	(41)	1,749	3,081	(43)
Cost of professional services	18,887	11,286	67	51,532	27,396	88
Total cost of non-recurring revenues	19,495	12,322	58	53,281	30,477	75
Total cost of revenues	$208,027	$151,864	37	$595,190	$373,674	59

Three Months Ended September 30, 2016 and 2015. Our total cost of revenues increased primarily due to our acquisitions of Citigroup AIS, Primatics and Varden, which added costs of $45.3 million. Additionally, total cost of revenues increased $13.0 million to support revenue growth, partially offset by the favorable impact from foreign currency translation of $2.1 million for the three months ended September 30, 2016, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Indian Rupee and the Canadian dollar.

Nine Months Ended September 30, 2016 and 2015. Our total cost of revenues increased primarily due to our acquisitions of Citigroup AIS, Primatics, Varden and Advent, which added costs of $212.0 million. Additionally, total cost of revenues increased $15.2 million to support revenue growth, partially offset by the favorable impact from foreign currency translation of $5.6 million for the nine months ended September 30, 2016, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Indian Rupee and the Canadian dollar.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Selling and marketing	7%	13%	8%	9%
Research and development	10	13	11	11
General and administrative	9	14	8	10
Total operating expenses	26%	40%	27%	30%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2016	2015		2016	2015
Operating expenses:
Selling and marketing	$27,328	$37,082	(26)%	$85,724	$64,400	33%
Research and development	37,701	37,389	1	114,975	74,517	54
General and administrative	33,345	39,607	(16)	91,239	70,370	30
Total operating expenses	$98,374	$114,078	(14)	$291,938	$209,287	39

Three Months Ended September 30, 2016 and 2015. The decrease in total operating expenses was primarily due to a decrease in stock-based compensation of $11.5 million as well as a decrease in professional fees of $10.4 million for the three months ended September 30, 2016 as a result of the non-recurrence of these expenses associated with the acquisition of Advent in the prior year period.  These decreases were offset by increased operating expenses related to our acquisitions of Citigroup AIS, Primatics and Varden, which added expenses of $9.0 million for the three months ended September 30, 2016.  Additionally, total operating expenses includes the favorable impact from foreign currency translation of $1.3 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Indian Rupee and the Canadian dollar.

Nine Months Ended September 30, 2016 and 2015. The increase in total operating expenses was primarily due to our acquisitions of Citigroup AIS, Primatics, Varden and Advent, which added expenses of $103.7 million for the nine months ended September 30, 2016. Included in those costs are charges of $8.2 million related to the elimination of redundant positions within the acquired businesses and an increase in stock-based compensation expense of $11.0 million for the nine months ended September 30, 2016. These increases were offset by a decrease in professional fees of $14.9 million for the nine months ended September 30, 2016 primarily due to the acquisition of Advent in the prior year period.  Additionally, total operating expenses includes the favorable impact from foreign currency translation of $3.0 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Indian Rupee and the Canadian dollar.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $31.6 million and $97.6 million for the three and nine months ended September 30, 2016, respectively, compared to $32.6 million and $43.7 million for the three and nine months ended September 30, 2015, respectively. The decrease in interest expense of $1.0 million for the three months ended September 30, 2016 was primarily due to a lower average debt balance as compared to the three months ended September 30, 2015.  The increase in interest expense for the nine months ended September 30, 2016 reflects incremental borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015, which resulted in a higher debt balance. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. Other income, net for the three months ended September 30, 2016 and 2015 consisted primarily of foreign currency transaction gains.  Other income, net for the nine months ended September 30, 2016 consisted primarily of a gain from a legal settlement.  Other income, net for the nine months ended September 30, 2015 consisted primarily of foreign currency transaction gains.

Loss on extinguishment of debt. We recorded a $30.4 million loss on extinguishment of debt in the three months ended September 30, 2015 in connection with the repayment and termination of our Prior Facility, as defined herein. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing fees related to the Credit Agreement for amounts accounted for as a debt modification.

Provision (benefit) for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provision (benefit) for income taxes	$9,163	$(6,547)	$22,648	$16,873
Effective tax rate	19%	16%	23%	35%

Our September 30, 2016 and 2015 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in the effective tax rate for the three months ended September 30, 2016 was primarily due to an increase in pre-tax income from domestic operations taxed at a high statutory rate, partially offset by the absence of the unfavorable impact of nondeductible transaction costs and repatriation of foreign earnings in the prior year.  The decrease in the effective tax rate for the nine months ended September 30, 2016 was primarily due to the absence of the unfavorable impact of nondeductible transaction costs and repatriation of foreign earnings in the prior year, partially offset by an increase in pre-tax income from domestic operations taxed at a high statutory rate and the unfavorable impact of a change in state apportionment on the Company’s domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS during the first quarter of 2016. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 34.6% and 20.0%, respectively, in 2016. The consolidated expected effective tax rate for the year ended December 31, 2016 is forecasted to be between 20% and 22%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations, and availability under the Revolving Credit Facility in our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

In 2016, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2016, June 15, 2016 and September 15, 2016 to stockholders of record as of the close of business on March 7, 2016, June 1, 2016, and September 1, 2016, respectively, totaling $37.5 million.

Our cash and cash equivalents at September 30, 2016 were $101.8 million, a decrease of $332.4 million from $434.2 million at December 31, 2015. The decrease in cash is primarily due to cash used for acquisitions, repayments of debt, payment of dividends, capital expenditures and payment of withholding taxes related to equity award net share settlement. These decreases were partially offset by cash provided by operations, proceeds from stock option exercises and the related income tax benefits.

Net cash provided by operating activities was $237.0 million for the nine months ended September 30, 2016.  Cash provided by operating activities primarily resulted from net income of $74.0 million adjusted for non-cash items of $137.5 million and by changes in our working capital accounts (excluding the effect of acquisitions) totaling $25.6 million. The changes in our working capital accounts were driven by a change in income taxes prepaid and payable and increases in deferred revenues and accounts payable. These changes were partially offset by a decrease in accrued expenses and increases in accounts receivable and prepaid expenses and other assets. The increase in deferred revenues was primarily due to term license and maintenance renewals. The increase in accounts payable was primarily due to the timing of payments.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2016.  The increase in accounts receivable was primarily due to an increase in days’ sales outstanding related to receivables within recently acquired businesses.

Investing activities used net cash of $334.7 million for the nine months ended September 30, 2016, primarily related to cash paid of $309.4 million (net of cash received) for acquisitions, $18.9 million in capital expenditures and $6.1 million in capitalized software.

Financing activities used net cash of $233.8 million in for the nine months ended September 30, 2016, representing repayments of debt totaling $268.6 million, $37.5 million in quarterly dividends paid and $7.1 million in withholding taxes paid related to equity award net share settlements.  These payments were partially offset by proceeds of $34.8 million from stock option exercises and income tax windfall benefits of $45.0 million related to the exercise of stock options.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2016, we held approximately $73.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At September 30, 2016, we held approximately $67.2 million in cash that was available to our foreign borrowers under our credit facility and will be used to facilitate debt servicing of those entities. At September 30, 2016, we held approximately $19.9 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.4 million.

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

As of September 30, 2016, there was $93.1 million in principal amount outstanding under the Term A-1 Loan, $144.4 million in principal amount outstanding under the Term A-2 Loan, $1,524.5 million in principal amount outstanding under the Term B-1 Loan and $189.5 million in principal amount outstanding under the Term B-2 Loan. As of September 30, 2016, there was no principal amount drawn under the Revolving Credit Facility.

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

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. As of September 30, 2016, we were in compliance with the financial and non-financial covenants.

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

As of September 30, 2016, there were $600.0 million in principal amount of Senior Notes outstanding.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2016	2015	2016	2015	2016
Net income (loss)	$38,747	$(34,610)	$73,973	$30,764	$86,071
Interest expense, net	31,648	32,645	97,583	43,664	131,276
Income tax provision (benefit)	9,163	(6,547)	22,648	16,873	23,755
Depreciation and amortization	57,470	48,737	170,910	100,840	220,904
EBITDA	137,028	40,225	365,114	192,141	462,006
Stock-based compensation	12,489	23,121	40,402	31,435	53,046
Capital-based taxes	1,000	—	1,472	(636)	2,936
Acquired EBITDA and cost savings (1)	—	1,482	5,814	92,717	14,670
Unusual or non-recurring charges (2)	311	9,719	7,065	19,969	13,244
Loss on extinguishment of debt	—	30,417	—	30,417	—
Purchase accounting adjustments (3)	5,573	27,274	29,831	27,973	51,785
Other (4)	269	78	1,822	220	2,452
Consolidated EBITDA	$156,670	$132,316	$451,520	$394,236	$600,139

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

(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of September 30, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.50x	3.08x

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year for ASU No. 2014-09. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

Subsequent to the issuance of ASU No. 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. The amendments in these updates affect the guidance contained within ASU 2014-09.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At September 30, 2016, we had total debt of $2,551.5 million, including $1,951.5 million of variable interest rate debt. As of September 30, 2016, a 1% increase in interest rates would result in an increase in interest expense of approximately $15.6 million per year.

During the nine months ended September 30, 2016, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the nine months ended September 30, 2016. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2016, we repurchased shares of our common stock in connection with employee tax withholding obligations for vested restricted stock awards. The following is a summary of the repurchases of our common stock in the third quarter of 2016:

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
July 1, 2016 – July 31, 2016	69	$29.56	—	$—
August 1, 2016 – August 31, 2016	—	$—	—	$—
September 1, 2016 – September 30, 2016	—	$—	—	$—
Total	69		—

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

Date: November 7, 2016

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.