Form 10-K
period 2016-12-31
SS&C Technologies Holdings Inc
filed 2017-02-28
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was $4,746,522,344 based on the closing sale price per share of the registrant’s common stock on The NASDAQ Global Select Market on such date.

There were 203,135,651 shares of the registrant’s common stock outstanding as of February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

Explanatory Note

On June 24, 2016, SS&C Technologies Holdings, Inc. completed a two-for-one stock split, effected in the form of a stock dividend. All share and per share amounts (other than for the Company’s Class A non-voting common stock which, as described herein, had been converted to shares of our common stock prior to the two-for-one stock split) have been retroactively restated for all periods presented to reflect the stock split.

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of the United States (“U.S.”) federal securities laws. All statements contained herein that are not statements of historical fact are forward-looking statements, including, without limitation, statements regarding future financial performance, funding requirements and liquidity; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, competitive strengths or market position, acquisitions and related synergies; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other communication in which they are made. We expressly disclaim any obligation to update our forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise, except as required by law.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ADVENT REVENUE CENTER, ADVISORWARE, AXYS, BENEFIX, BLACK DIAMOND, DBC, DEAL MACROS, DEAL WORKSHEETS, FIXLINK, FUNDRUNNER, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX,  GOREC, GORISK, MARGINMAN, MAXIMIS, MOXY, PACER, PAGES, PIVOT, PORTIA, PORTPRO, PRO-JECT, RECON, SKYLINE, SYNCOVA, SYLVAN, TAMALE, TAMALE RMS, TRADETHRU, TRADEWARE, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 11,000 clients, principally within the institutional asset and wealth management, alternative investment management, financial advisory and financial institutions vertical markets. In addition, our clients include commercial lenders, real estate investment trusts (“REITs”), corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

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

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which include as our software-enabled services and maintenance and term licenses revenues, represented 93% of total revenues in the year ended December 31, 2016. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $1,481.4 million for the year ended December 31, 2016 as compared to revenues of $1,000.3 million for the year ended December 31, 2015. In 2016, we generated 77% of our revenues from clients in North America and 23% from clients outside North America. Our revenues are highly diversified, with our largest client in 2016 accounting for less than 2% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

Our Industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, registered investment advisors (“RIAs”), wealth managers, banks and brokerage firms. We believe that financial services providers will increasingly turn to information technology (“IT”) solutions, provided by an independent vendor, as a result of economic challenges and heightened regulatory requirements. Financial service firms are in a search for more risk-averse business strategies, simplified regulatory compliance, and full service solutions provided by a single vendor. As a result, we believe the financial services industry will continue to invest in IT and outsourcing solutions in 2017.

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

●

Regulatory changes. Our clients must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations. Even years after the enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Form Private Fund, the European Union’s Alternative Investment Fund Managers Directive (“AIFMD”), the U.S. Foreign Account Tax Compliance Act, the European Market Infrastructure Regulation and other local reforms, many of the rules are still being defined. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services and motivate clients to develop systems infrastructure and research management processes to comply with regulatory requirements.

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

We are a global business providing a broad portfolio of approximately 90 software products and software-enabled services and have 89 offices worldwide. As of December 31, 2016, we had 7,178 development, service and support professionals with significant expertise across the industries that we serve and a deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs.

Trusted provider to our highly diversified and growing client base.

By providing mission-critical, reliable software products and services for over 30 years, we have become a trusted provider to the financial services industry. We have developed a large and growing installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

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

Our senior management team has a track record of operational excellence and an average of more than 20 years of experience in the software and financial services industries, and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 47 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. All of our senior executives are compensated based upon the Company’s financial success.

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

Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. SS&C’s products are sold to niche players in the financial services industry to the largest institutions in the world. Furthermore, our client base of 11,000 clients represents a fraction of the total number of financial services providers globally. We believe there is opportunity to grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of outsourcing mission-critical operations by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. Our software-enabled services revenues increased from $592.5 million for the year ended December 31, 2014 to $956.8 million for the year ended December 31, 2016, representing a compound annual growth rate of 27.1%.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 47 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2016, we generated 23% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

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

Our Acquisitions

As mentioned above, we intend to continue to employ a highly disciplined and focused acquisition strategy. Our past acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. The addition of new products and services has also enabled us to market other products and services to acquired client bases. We believe our acquisitions have been an extension of our research and development effort and have enabled us to add to our product and service offerings without incurring the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 47 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 11 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 1995 (in thousands):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
February 2005	EisnerFast	$25,300	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
October 2005	Open Information Systems	$24,000	Entered money market, custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
November 2009	TheNextRound	$21,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500	Expanded electronic trading offering in broker/dealer market
December 2010	TimeShareWare	$30,500	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170,000	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834,400	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95,000	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600,000	Expanded global investment management software and services
September 2015	Varden Technologies	$25,000	Added cloud-based client and advisor communication solutions for investment firms
November 2015	Primatics Financial	$116,000	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup's Alternative Investor Services Business	$425,000	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo's Global Fund Services Business	$75,050	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services	$88,500	Expanded fund administration services in hedge fund and other asset management sectors

Products and Services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of approximately 90 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

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

SS&C Advent OnDemand. SS&C Advent OnDemand is the SaaS delivery of SS&C Advent’s suite of asset management solutions, which are hosted either by Advent or a third-party and are offered with or without data management services. Data management services include full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management.

SS&C Direct. We provide comprehensive software-enabled services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. Since 1997, SS&C Direct has offered ASP, business process outsourcing (“BPO”) and blended outsourcing services to institutional asset managers, insurance companies, hedge funds and financial institutions. The SS&C Direct service includes full BPO investment accounting and operations services, the hosting of a company’s application software, automated workflow integration and quality control mechanisms, and extensive interface and connectivity services to custodian banks, data service providers, depositories, and other external entities.

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

FIXLink. FIXLink is a large, multi-asset FIX connectivity network for IOIs, trades, orders, and allocations, providing a reliable broker-neutral and platform-neutral FIX connectivity service to broker-dealers and institutions.

Portfolio management/accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions. Some of our portfolio management products include:

Advent Portfolio Exchange. Advent Portfolio Exchange (“APX”) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide, which integrates the front-office functions of prospecting, marketing, customer relationship management and internal business management with the back office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage both high-net-worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging, and performance analytics. APX can be deployed locally as well as the cloud.

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

Global Debt Manager (“GDM”). GDM is a suite of industry-leading solutions, seamlessly integrated under a common core with single-sign on. GDM enables global banks and securities firms to streamline global registrar and transfer and paying agency operations, providing a full range of corporate trust support, encompassing money market issuance, long-term debt and common depository, with multi-currency and local market support world-wide. All products are built on the same core architecture for easy integration through a single point of entry and all are 100% web based.

MarginMan. MarginMan delivers collateralized trading software to the foreign exchange marketplace. MarginMan supports collateralized foreign exchange trading, precious metals trading and over-the-counter foreign exchange options trading.

MarketLook Information System (“MLIS”). MLIS allows traders anywhere in the world access to market color and size directly from traders on the trading floor of the New York Stock Exchange.

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

eReportal. eReportal is a comprehensive, end-to-end solution for designing, producing and distributing both online and printed client communications content for the financial services industry. eReportal is a strategic platform that unifies and leverages the data, workflow, and presentation content across the firm. Key reporting areas that eReportal focuses on includes client reports, pitchbooks, presentations, and statements, regulatory, compliance and audit reporting, and internal/investment reporting.

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

Loan management/accounting

Our loan management/accounting products include:

Precision LM. Precision LM is a single database application that provides comprehensive commercial loan management from initial request to final disposition. It is a fully integrated system that supports both loan origination and servicing, and offers a single point of entry that increases efficiency by eliminating redundant data, reducing errors and lowering maintenance and operating costs. Precision LM offers a centralized loan portfolio that maintains a detailed loan history and audit trail from inception and generate comprehensive loan portfolio reporting from a single database, giving the client ability to proactively measure and mitigate risk through the integrated portfolio analytics. Precision LM is fully integrated with commercial mortgage-backed securities (“CMBS”), including complete CMBS pooling, servicing, advances, recoveries and Commercial Mortgage Securities Association reporting.

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

TimeShareWare. TimeShareWare Enterprise incorporates a Service Oriented Architecture and provides the tools, structure, and performance needed to accommodate management of complex and demanding resort operations, including sales and marketing, management, contract processing, loan servicing and property management.

Money market processing

Our money market processing products include:

Global Debt Manager. GDM is a robust browser-based application for corporate and municipal bond accounting. Fully integrated with Money Market Manager (M3), GDM offers processing for conventional and structured debt within a secure and flexible platform.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2016, revenues from professional services represented 6% of total revenues.

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

Clients

We have over 11,000 clients globally in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2016, our top 10 clients represented approximately 11% of total revenues, with no single client accounting for more than 2% of total revenues.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $152.7 million, $110.4 million and $57.3 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments: In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, the first consists of independent specialized administration providers, which are generally smaller than us, and the second includes prime brokerage and other financial services firms offering fund administration services. Major competitors in this market include CITCO Group and State Street Bank. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our transparency, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

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

Insurance and Pension Funds: In our insurance and pension funds market, we compete with a variety of vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of portfolio management systems, such as State Street Bank (Princeton Financial Systems) and FIS, to smaller providers of specialized applications and services.

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

Financial Advisor: We define the advisory market as independent and regional broker-dealers, wealth managers, trust companies, advisory firms, and registered investment advisers. We compete with a variety of vendors, which are generally smaller firms focused solely on the advisory market. Our competitors include Envestnet, Orion, Addepar, SEI’s wealth management platform, and custodians such as Charles Schwab, Fidelity, and Raymond James. Our strengths in this market are our premier platforms with flexible and on-demand delivery models, and our 90+ complementary products and services.

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

Financial Institutions: In our financial institutions market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as FIS and Misys. We also compete with outsourcers as well as the internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing financial institution software and services include accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our flexible technology platform and our ability to provide integrated solutions for our clients.

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

Proprietary Rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third-parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third-parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third-parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Risk Factors — Risks “Relating to Our Business” — If we are unable to protect our proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third-parties.

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2016, we had 8,001 full-time employees, consisting of:

●	1,173 employees in research and development;
●	5,672 employees in consulting and services;
●	355 employees in sales and marketing;
●	333 employees in client support; and
●	468 employees in finance and administration.

As of December 31, 2016, 4,140 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

Additional Information

We were incorporated in Delaware in July 2005, as the successor to a corporation originally formed in Connecticut in March 1986. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095, and the telephone number of our principal executive offices is (860) 298-4500.

Our website address is www.ssctech.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements for the annual stockholder meetings and amendments thereto that we have filed or furnished with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file them with the SEC. The same information is available in print to any stockholder who submits a written request to the Company’s Investor Relations department.  We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.  The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K and the other reports we submit to the SEC. If any of the following risks occur, it could materially affect our business, operating results, cash flows and financial condition and possibly lead to a decline in our stock price. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, operating results, cash flows and financial condition.

Risks Relating to Our Business

Our business is greatly affected by changes in the state of the general economy and the financial markets, and uncertainty in the general economy or the financial services industry could disproportionately affect the demand for our products and services.

In recent years, the global economy has experienced a significant recession, severe disruptions in the credit markets, increased uncertainty about economic, political and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates, all of which have had at times a material and adverse effect on the financial markets and the activity levels of our clients. While the U.S. economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and the economy could slip back into an even more significant recession. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business and financial statements, and the liquidity and financial condition of our clients.

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

As a result of our acquisitions of Conifer Financial Services (“Conifer”) and Wells Fargo’s Global Fund Services business (“GFS”) in December 2016, Citigroup Alternative Investor Services business (“Citigroup AIS”) in March 2016, Advent Software, Inc. (“Advent”) in July 2015 and GlobeOp Financial Services S.A. (“GlobeOp”) in May 2012, a higher percentage of our clients are hedge funds or funds of hedge funds. These clients and our business relating to them are affected by trends, developments and risks associated with the global hedge fund industry. The market environment for hedge funds involves risk and has suffered significant turmoil, including as a result of substantial changes in global economies, political uncertainty, stock market declines and new regulatory initiatives. Even in the absence of such factors, the global hedge fund industry is subject to fluctuations in assets under management that are impossible to predict or anticipate. Further, investor demand for hedge funds has experienced recent declines and increased withdrawals as a result of poor performance relative to benchmark indices and increased negative investor sentiment on fees.  These risks and trends could significantly and adversely affect some or all of our hedge fund clients, which could adversely affect our business and financial statements. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund client’s trade, which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

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

If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:

●	the level of demand for our products and services;
●	the level of client spending for IT;
●	the level of competition from internal client solutions and from other vendors;
●	the quality of our client service and the performance of our products;
●	our ability to update our products and services and develop new products and services needed by clients;
●	our ability to understand the organization and processes of our clients; and
●	our ability to integrate and manage acquired businesses.

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

Some of our current and potential competitors may have significantly greater financial, technical, distribution and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that our competitors may enter into alliances with each other or other third-parties, and through such alliances, acquire increased market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our business may not grow as expected and may decline.

Our role as a fund administrator has in the past, and may in the future, expose us to claims and litigation from clients, their investors, regulators or other third-parties.

As a service provider, we have been, and may in the future be, subject to claims and lawsuits from investors, regulators, liquidators, other third-parties and our clients, some of which pursue high-risk investment strategies and all of which are subject to substantial market risk, in the event that the underlying fund suffers investment losses, incurs instances of fraud, becomes insolvent, files for bankruptcy or otherwise becomes defunct. Even if we are not ultimately found to be liable, defending such claims or lawsuits could be time-consuming, divert management resources, harm our reputation and cause us to incur significant expenses. These claims or lawsuits could have an adverse effect on our business and financial statements.

Catastrophic events may adversely affect our business.

A war, terrorist attack, natural disaster, pandemic or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, physical or cyber security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business and financial statements.

Our software-enabled services may be subject to disruptions, attacks or failures that could adversely affect our reputation and our business.

Our software-enabled services maintain and process confidential data and process trades and perform other back-office functions, including wiring funds, on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include IT attacks or failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats have become prevalent in our industry as well as for many firms that process information. Cybersecurity threats are evolving and our security measures, and those of our service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, attempts to gain unauthorized access to data, phishing attacks, social engineering, security breaches or employee or contractor malfeasance and other electronic security breaches that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain.  Such cyber security incidents could lead to disruptions in our systems, the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information and corruption of data. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.  In the last few years there have been many successful advanced cyber-attacks that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, there is no guarantee that our systems and procedures are adequate to protect against all security breaches.

If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.  Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business and financial statements.

If third-party service providers on which we rely, or other third-parties with which we do business or which facilitate our business activities, suffer disruptions to their IT systems, our business could be harmed.

In providing our software-enabled services to our customers, we depend upon IT infrastructure that is primarily managed by our firm, but we also depend on third-party service providers to provide some of the IT infrastructure on which we rely. Although we seek to ensure that appropriate security and other standards are maintained by these third-parties, these third-parties are also subject to the risks discussed in the preceding risk factor, and there is no guarantee that they will maintain systems and procedures sufficient to protect against system failures and security breaches, including as a result of cyber-attacks.

In addition, the third-parties with which we do business or which facilitate our business activities, including financial intermediaries, are susceptible to the risks described in the preceding risk factor (including regarding the third-parties with which they are similarly interconnected), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom they are interconnected or conduct business.

We have substantial operations and a significant number of employees in India and we are therefore subject to regulatory, economic and political uncertainties in India.

We currently have approximately 2,253 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

If we are unable to protect our proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third-parties.

Our success and ability to compete depends in part upon our ability to protect our proprietary technology and other confidential information. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements, license agreements and technical measures to protect our proprietary technology and other confidential information. We have registered trademarks for some of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, distributors, clients and potential clients.  However, these efforts may be insufficient to prevent those parties or others from infringing, misappropriating, violating or asserting rights in our intellectual property, confidential information or other technology and our proprietary technology and confidential information may be subject to embezzlement, theft, or other similar illegal behavior by our employees or third-parties.  In addition, our employees, distributors, clients and potential clients may breach our confidentiality agreements and we may not have adequate remedies for any such breach.  Furthermore, it may be possible for unauthorized third-parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information.  If a third-party were to gain unauthorized access to or independently develop the confidential or proprietary information we possess, we could suffer a loss of revenues, we could experience an adverse impact on our competitive position, and our relationships with our clients and our reputation could be materially adversely effected.

Existing patent and copyright laws afford only limited protection. Third-parties may develop substantially equivalent or superseding proprietary technology or may offer equivalent products in competition with our products in a manner that does not infringe, misappropriate or otherwise violate our intellectual property or other proprietary rights, thereby substantially reducing the value of our proprietary rights. A number of third-parties hold patents and other intellectual property rights with application in the financial services field. Consequently, we are subject to the risk that such third-parties will claim that our products infringe, misappropriate or otherwise violate their intellectual property rights, including their patent rights. Such claims, regardless of merit, could result in expensive and time-consuming litigation, divert the attention of our personnel, and impair our intellectual property rights.  Moreover, as a result of such claims, we may be required to redesign our products or services in a manner that is not infringing, misappropriating or otherwise violating such third-party’s intellectual property rights, which may not be technically or commercially feasible.  We may also be required to obtain a license to such intellectual property rights, which may not be available on commercially reasonable terms or at all.  Any of the foregoing could have a material adverse effect on our business, results of operation, and financial condition.

We incorporate open source software into a limited number of our software products. We monitor our use of open source software in an effort to avoid subjecting our products to unfavorable conditions or conditions we do not intend. Some open source licenses require that source code subject to the license be disclosed to third-parties, grant such third-parties the right to modify and redistribute that source code and a requirement that the source code for any software derived from it be disclosed.  If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public.  Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.

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

In addition, we rely on third-party software in providing some of our products and services. If we lose our licenses to use such software or if such licenses are found to infringe, misappropriate or otherwise violate upon the rights of others, we will need to seek alternative means of obtaining the licensed software to continue to provide our products or services, which may not be feasible on a technical or commercial basis. Our inability to replace such software, or to replace such software in a timely manner, could significantly disrupt our business and our ability to deliver products and services to our clients, and adversely affect our business, results of operation and financial condition.

We could become subject to litigation regarding our or a third-party’s intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been a high incidence of litigation in the U.S. involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or to protect our confidential or proprietary information, or as a result of an allegation that we infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, including patents, trademarks, trade secrets and copyrights. From time to time, we have received notices claiming our technology may infringe, misappropriate or otherwise violate third-party intellectual property rights or otherwise threatening to assert intellectual property rights. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and our intellectual property rights being reduced, narrowed or held unenforceable or invalid. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects, and divert management time and attention. If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we may be required to pay the third-party substantial monetary damages and to cease the activities covered by such intellectual property rights, unless we obtain a license to such intellectual property rights, which may not be available on commercially reasonable terms or at all.  In addition, these claims and threats could also cause us to undertake to re-engineer our products or services which may not be technically or commercially feasible. Any of the foregoing could have a material adverse effect on our business, results of operation and financial condition.

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

Personal privacy has become a significant issue in the U.S. and in many other countries where we offer our solutions or may offer them in the future. The regulatory framework for privacy issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personal information. In the U.S., these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”) and federal financial regulatory bodies. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers. Many of these obligations are updated frequently and require ongoing monitoring. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

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

Our business is subject to evolving and increasing regulation, and our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Bermuda Monetary Authority, British Virgin Islands Financial Services Commission, Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission, FTC, Cayman Islands Monetary Authority, Commission de Surveillance du Secteur Financier, Financial Industry Regulatory Authority, Financial Conduct Authority, Central Bank of Ireland, National Futures Association, Ontario Securities Commission, SEC, Securities Commission of the Bahamas, U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the U.S., the United Kingdom (“U.K.”) and the other jurisdictions in which we operate. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

The European Union’s AIFMD and the U.S. Dodd-Frank Act, among other initiatives, pose significant changes to the regulatory environment in which we and our clients operate. The impact of these regulatory changes remains uncertain. If we fail to comply with any applicable laws, rules or regulations, we may be subject to censure, fines or other sanctions, including revocation of our licenses and/or registrations with various regulatory agencies, criminal penalties and civil lawsuits.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and anti-bribery laws in other jurisdictions, including the U.K. Bribery Act (“Bribery Act”), generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.  We and our clients operate in a number of jurisdictions that may pose a risk of potential FCPA or Bribery Act violations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our internal operations might be subject or the manner in which existing laws might be administered or interpreted.  While our policies mandate compliance with these laws, there can be no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws.  A failure to comply with these laws, rules or regulations, or allegations of such noncompliance, could adversely affect our business, reputation and financial statements.

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our business and financial statements may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.

A substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the U.S.

For the years ended December 31, 2016, 2015 and 2014 international revenues accounted for 27%, 32% and 33%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the U.S. On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), such referendum commonly referred to as “Brexit.” As a result of the referendum, the U.K. government has begun negotiating the terms of the U.K.’s future relationship with the E.U. Current uncertainty over the final outcome of the negotiations between the U.K. and the E.U., may adversely affect our operations and financial results, as we generated approximately $105.4 million in revenue from the U.K. in 2016. Our international business is subject to a variety of risks, including:

●	potential changes in a specific country’s or region’s political or economic climate;
●	the need to comply with a variety of local regulations and laws, U.S. export controls, the FCPA and the Bribery Act;
●	fluctuations in foreign currency exchange rates;
●	application of discriminatory fiscal policies;
●	potential changes in tax laws and the interpretation of such laws; and
●	potential difficulty enforcing third-party contractual obligations and intellectual property rights.

Such factors could adversely affect our business and financial statements.

We are exposed to fluctuations in currency exchange rates that could negatively impact our operating results and financial condition.

Because a significant portion of our business is conducted outside the U.S. and significant revenues are generated outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in currencies relative to currencies in which our earnings are generated also make it more difficult to perform period-to-period comparisons of our reported results of operations. Because our Consolidated Financial Statements are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency translation or transaction risk, and significant changes in the value of foreign currencies relative to the U.S. dollar could adversely affect our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the foreign currency translation impact on operating results and financial condition.

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

We currently have a substantial amount of indebtedness. As of December 31, 2016, we had total indebtedness of $2,559.6 million and additional available borrowings of $56.0 million under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We are currently obligated to make periodic interest payments on our senior credit facility and senior notes of approximately $111.7 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and in the seven intervening years our common stock has traded as high as $38.60 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 17, 2017, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 15.8% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located at 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in 42 other locations in the United States and have offices in North America, Europe, Asia, Australia and Africa. We lease all of our facilities and offices except for our offices in Yorktown, New York, and Harrison, New York, which we own. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any litigation or proceedings that would have a material adverse effect on the Company or its business.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol “SSNC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Select Market:

	High (1)	Low (1)
2016
Fourth quarter	$33.50	$28.43
Third quarter	$34.19	$27.91
Second quarter	$32.25	$26.15
First quarter	$33.92	$23.62

	High (1)	Low (1)
2015
Fourth quarter	$38.60	$32.70
Third quarter	$37.75	$30.76
Second quarter	$32.60	$27.84
First quarter	$32.50	$26.11

(1)	Amounts for 2015 and for the first and second quarter of 2016 have been restated to reflect our two-for-one stock split in the form of a stock dividend, effective on June 24, 2016.

On February 17, 2017, the closing price reported on The NASDAQ Global Select Market of our common stock was $35.43 per share. As of February 17, 2017, we had approximately 3,200 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock, and as of December 31, 2016 there were no shares of our Class A non-voting common stock outstanding. On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 5,407,692 shares of common stock. Each share of Class A non-voting common stock converted automatically into one share of the Company’s common stock upon the expiration of the applicable waiting period under the HSR Act.

In 2016, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016, to stockholders of record as of the close of business on March 7, 2016, June 1, 2016, September 1, 2016 and December 1, 2016, respectively, totaling $50.1 million. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreement governing our senior credit facility, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries, because our debt instruments directly or indirectly impose certain limitations on our subsidiaries’ ability to pay dividends or make loans to us. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, current and anticipated cash needs, plans for expansion, and other factors our Board of Directors may deem relevant.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Performance graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of SS&C Technologies Holdings, Inc. under the Exchange Act.

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the NASDAQ Composite Index

And the NASDAQ Computer and Data Processing Index

*	$100 invested in stock on 12/31/2011. Return calculations of indices assume the reinvestment of dividends.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
SS&C Technologies Holdings, Inc.	100	128	245	325	382	322
NASDAQ Composite-Total Returns	100	117	165	189	202	220
NASDAQ Computer & Data Processing Index	100	114	164	175	230	250

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
	2016 (5)	2015 (4)	2014 (3)	2013 (2)	2012 (1)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) DATA	($ in thousands, except per share data)
Revenues	$1,481,436	$1,000,285	$767,861	$712,702	$551,842
Operating income	288,695	164,738	200,372	182,968	123,216
Net income	130,996	42,862	131,127	117,895	45,820
Earnings per share - Basic	$0.65	$0.24	$0.79	$0.73	$0.29
Earnings per share - Diluted	$0.64	$0.22	$0.75	$0.69	$0.28
Weighted average shares outstanding - Basic	200,252	182,196	166,628	162,390	156,642
Weighted average shares outstanding - Diluted	205,793	190,896	174,662	171,232	165,776
Cash dividends declared per common share (6)	$0.25	$0.25	$0.0625	—	—

	As of December 31,
	2016 (5)	2015 (4)	2014 (3)	2013 (2)	2012 (1)
CONSOLIDATED BALANCE SHEET DATA	($ in thousands)
Total assets	$5,706,971	$5,802,242	$2,266,155	$2,275,324	$2,362,905
Total long-term debt, including current portion	2,501,130	2,751,351	619,738	774,507	1,012,138
Stockholders’ equity	2,258,578	2,105,446	1,346,670	1,231,708	1,075,503

(1)

On May 9, 2012, we acquired the assets and business associated with Thomson Reuter’s PORTIA business. In the second quarter of 2012, we acquired all of the outstanding stock of GlobeOp. On September 27, 2012, we acquired the assets and business of Gravity Financial.

(2)	On October 1, 2013, we acquired all of the outstanding stock of Prime Management Limited. See Note 11 to our Consolidated Financial Statements.
(3)

On November 30, 2014, we acquired all of the outstanding stock of DST Global Solutions Ltd. and the assets and business of DST Global Solutions LLC, together DSTGS, subsidiaries of DST Systems, Inc. See Note 11 to our Consolidated Financial Statements.

(4)

On July 8, 2015, we acquired all of the outstanding stock of Advent. On September 1, 2015, we acquired the assets and business of Varden Technologies. On November 16, 2015, we acquired all of the outstanding stock of Primatics Financial. See Note 11 to our Consolidated Financial Statements.

(5)

On March 11, 2016, we acquired the assets and business associated with Citigroup AIS.  On October 20, 2016, we acquired all of the outstanding stock of Salentica.  On December 1, 2016, we acquired the assets and business associated with GFS. On December 15, 2016, we acquired all of the outstanding stock of Conifer.    See Note 11 to our Consolidated Financial Statements.

(6)

On June 24, 2016, SS&C Technologies Holdings, Inc. completed a two-for-one stock split, effected in the form of a stock dividend. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 11,000 clients, principally within the institutional asset and wealth management, alternative investment management, financial advisory and financial institutions vertical markets. In addition, our clients include commercial lenders, real estate investment trusts (“REITs”), corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base and expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2014, we have spent approximately $3.3 billion to acquire eight businesses in the financial services software industry, using a combination of cash on hand and debt financing (as discussed in Notes 6 and 11 to our Consolidated Financial Statements).

The following table lists the significant businesses we have acquired since January 1, 2014:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Conifer Financial Services	December 2016	Expanded fund administration services in hedge fund and other asset management sectors
Wells Fargo's Global Funds Services Business	December 2016	Expanded fund administration services in hedge fund and private equity sectors
Citigroup's Alternative Investor Services Business	March 2016	Expanded fund administration services in hedge fund and private equity sectors
Primatics Financial	November 2015	Added cloud-based integrated risk, compliance and finance solution for the banking industry
Varden Technologies	September 2015	Added cloud-based client and advisor communication solutions for investment firms
Advent Software, Inc.	July 2015	Expanded global investment management software and services
DST Global Solutions	November 2014	Added investment management software and services

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the business listed in the table above for the respective time periods each was owned by SS&C.

Revenues. Our contractually recurring revenues, which include our maintenance and term licenses revenues and software-enabled services revenues, were $1,371.5 million in 2016, compared to $916.6 million and $708.1 million in 2015 and 2014, respectively. In 2016, contractually recurring revenues represented 93% of total revenues, compared to 92% in both 2015 and 2014, respectively. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $400.2 million in 2016, compared to $318.0 million and $253.1 million in 2015 and 2014, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2014, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanded our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. Our software-enabled services revenues increased from $592.5 million in 2014 to $956.8 million in 2016. Our maintenance and term licenses revenues increased from $115.6 million in 2014 to $414.7 million in 2016. Maintenance customer retention rates have continued to be in excess of 90% for our core enterprise products, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have served to improve gross margins.

Liquidity. In connection with the acquisition of Advent in the third quarter of 2015, we entered into a new credit agreement, or Credit Agreement, and issued $600 million aggregate principal amount of 5.875% Senior Notes due 2023, or Senior Notes, each of which is described in Contractual Obligations, to fund a portion of the purchase price, refinance amounts outstanding under our prior credit facility (“Prior Facility”) and raise cash for the acquisition of Citigroup’s Alternative Investor Services business (“Citigroup AIS”).

We generated $418.4 million in cash from operating activities in 2016, compared to $230.6 million and $252.5 million in 2015 and 2014, respectively. In 2016, we used our operating cash flow, $120.0 million in proceeds received from debt financing, $39.2 million in proceeds from the exercise of stock options and existing cash to acquire Citigroup AIS, GFS and Conifer, repay $383.4 million of debt, pay $50.1 million in dividends and invest in capital expenditures in our business.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Software-enabled services	65%	67%	77%
Maintenance and term licenses	28	25	15
Total recurring revenues	93	92	92
Perpetual licenses	1	3	4
Professional services	6	5	4
Total non-recurring revenues	7	8	8
Total revenues	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2016	2015	2014	2016	2015
Revenues:
Software-enabled services	$956,791	$670,170	$592,528	43%	13%
Maintenance and term licenses	414,710	246,422	115,609	68	113
Total recurring revenues	1,371,501	916,592	708,137	50	29
Perpetual licenses	23,960	31,467	26,328	(24)	20
Professional services	85,975	52,226	33,396	65	56
Total non-recurring revenues	109,935	83,693	59,724	31	40
Total revenues	$1,481,436	$1,000,285	$767,861	48	30

Fiscal 2016 versus Fiscal 2015. Our revenues increased primarily due to revenues related to our acquisitions of GFS and Conifer in the fourth quarter of 2016, Citigroup AIS in the first quarter of 2016, Primatics in the fourth quarter of 2015 and Varden and Advent in the third quarter of 2015, which contributed $418.9 million in revenues.  Additionally, organic revenues increased $71.4 million, of which approximately $13.6 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  These increases were partially offset by the unfavorable impact from foreign currency translation of $9.2 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound and the Canadian dollar.

Maintenance and term licenses revenues and software-enabled services revenues experienced increases due to the acquisitions, which contributed revenues of $124.6 million and $263.6 million, respectively, in 2016. Maintenance and term licenses revenues and software-enabled services revenues reflect reductions of $29.1 million in maintenance and term license revenues and software-enabled services revenues related to the fair value adjustment of acquired deferred revenue for these acquisitions. Professional services revenues and perpetual license revenues experienced increases due to the acquisitions, which contributed revenues of $29.8 million and $0.9 million, respectively, in 2016. Professional services revenues reflect a reduction of $13.5 million related to the fair value adjustment of acquired deferred revenue related to Advent.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Cost of revenues:
Cost of software-enabled services	57%	56%	58%
Cost of maintenance and term licenses	44	46	36
Total cost of recurring revenues	53	53	54
Cost of perpetual licenses	10	10	13
Cost of professional services	81	80	69
Total cost of non-recurring revenues	65	54	45
Total cost of revenues	54	53	53
Gross margin percentage	46	47	47

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2016	2015	2014	2016	2015
Cost of revenues:
Cost of software-enabled services	$544,356	$373,394	$342,625	46%	9%
Cost of maintenance and term licenses	184,162	113,865	41,424	62	175
Total cost of recurring revenues	728,518	487,259	384,049	50	27
Cost of perpetual licenses	2,399	3,116	3,531	(23)	(12)
Cost of professional services	69,572	41,975	23,151	66	81
Total cost of non-recurring revenues	71,971	45,091	26,682	60	69
Total cost of revenues	$800,489	$532,350	$410,731	50	30

Fiscal 2016 versus Fiscal 2015. Our total cost of revenues increased primarily due to our acquisitions of GFS, Conifer, Citigroup AIS, Primatics, Varden and Advent, which added costs of $251.8 million. Additionally, total cost of revenues increased $24.3 million to support revenue growth, partially offset by the favorable impact from foreign currency translation of $8.0 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Indian Rupee.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Selling and marketing	8%	9%	6%
Research and development	10	11	7
General and administrative	8	10	7
Total operating expenses	26%	30%	20%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2016	2015	2014	2016	2015
Operating expenses:
Selling and marketing	$117,098	$94,950	$48,592	23%	95%
Research and development	152,689	110,415	57,287	38	93
General and administrative	122,465	97,832	50,879	25	92
Total operating expenses	$392,252	$303,197	$156,758	29	93

Fiscal 2016 versus 2015. The increase in total operating expenses in 2016 was primarily due to our acquisitions of Conifer, GFS, Citigroup AIS, Varden and Advent, which added expenses of $109.7 million. Included in those costs are charges of $8.6 million related to the elimination of redundant positions within the acquired businesses. These increases were offset by a decrease in professional fees of $15.5 million primarily due to the acquisition of Advent in the prior year.  These increases were also partially offset by the favorable impact from foreign currency translation of $4.7 million, which resulted from the strength of the U.S. dollar relative to currencies such as the British pound, the Canadian dollar and the Indian Rupee.

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

Comparison of Fiscal 2016, 2015 and 2014 for Interest, Taxes and Other

Interest income. We had interest income of $1.5 million in 2016 compared to $2.0 million in 2015 and $1.7 million in 2014. The decrease in interest income in 2016 resulted from lower average cash balances during 2016 as compared to 2015. The increase in interest income in 2015 and 2014 resulted from higher average cash balances during 2015 as compared to 2014.

Interest expense. We had interest expense of $129.9 million in 2016 compared to $79.3 million in 2015 and $27.2 million in 2014. The increase in interest expense in 2016 reflects the full year effect of the borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015.  The increase in interest expense in 2015 reflects incremental borrowings under the Credit Agreement and Senior Notes in connection with our acquisition of Advent during the third quarter of 2015, which resulted in a higher debt balance.

Other income, net. Other income, net for 2016, 2015 and 2014 consisted primarily of foreign currency transaction gains.

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

Provision for Income Taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2016	2015	2014	2016	2015
Provision for income taxes	$32,620	$17,980	$46,527	81%	(61)%
Effective tax rate	20%	30%	26%

Our 2016, 2015 and 2014 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in the effective tax rate from 2015 to 2016 was primarily due to the absence of the unfavorable impact of nondeductible transaction costs and taxes incurred on a one time repatriation of foreign earnings in 2015. The increase in the effective tax rate from 2014 to 2015 was primarily due to nondeductible transaction costs and taxes incurred on a one time repatriation of foreign earnings, partially offset by the beneficial impact of an enacted rate change in the U.K. and a reduction in domestic income before taxes. We had $513.5 million and $580.5 million of deferred tax liabilities and $62.4 and $73.1 million of deferred tax assets at December 31, 2016 and 2015, respectively.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the U.K., where the statutory rates were 26.5%, 34.6% and 20.0%, respectively, in 2016, 26.5%, 34.6% and 20.3%, respectively, in 2015, and 26.5%, 34.0% and 21.5%, respectively, in 2014.  A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In March 2016, we purchased Citigroup AIS for approximately $296.1 million, plus the costs of effecting the transaction and the assumption of certain liabilities. In December 2016, we purchased GFS for approximately $73.2 million, plus the costs of effecting the transaction and the assumption of certain liabilities, as well as Conifer for approximately $86.7 million, plus the costs of effecting the transaction and the assumption of certain liabilities. We funded these purchases with cash on hand and $120.0 million in additional borrowings under our revolving credit facility.

In 2016, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016 to stockholders of record as of the close of business on March 7, 2016, June 1, 2016, September 1, 2016 and December 1, 2016, respectively, totaling $50.1 million.

Our cash and cash equivalents at December 31, 2016 were $117.6 million, a decrease of $316.6 million from $434.2 million at December 31, 2015. The decrease in cash is primarily due to cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures. These decreases were partially offset by proceeds received from our borrowings as well as cash provided by operations, proceeds from stock option exercises and the related income tax benefits. See Notes 4, 6 and 11 to our Consolidated Financial Statements for further discussion of equity, debt and acquisitions, respectively.

Net cash provided by operating activities was $418.4 million in 2016. Cash provided by operating activities primarily resulted from net income of $131.0 million adjusted for non-cash items of $199.5 million and changes in our working capital accounts (excluding the effect of acquisitions) totaling $87.9 million. The changes in our working capital accounts were driven by a change in income taxes prepaid and payable and increases in deferred revenues and accrued expenses. These changes were partially offset by an increase in accounts receivable. The increase in deferred revenues was primarily due to the increase in deferred term license revenue related to Advent.  The increase in accrued expenses was primarily due to the increase in accrued employee compensation associated with the annual employee bonuses typically paid in the first quarter.  The increase in accounts receivable was primarily due to a decrease in days’ sales outstanding related to receivables within recently acquired businesses.

Investing activities used net cash of $495.3 million in 2016, primarily related to cash paid of $457.5 million for the acquisitions of Citigroup AIS, GFS and Conifer in the first and fourth quarters of 2016, $27.9 million in capital expenditures and $9.6 million in capitalized software.

Financing activities used net cash of $236.1 million in 2016, representing repayments of debt totaling $383.4 million, $50.1 million in quarterly dividends, $7.4 million in withholding taxes related to equity award net share settlements and the payment of $0.5 million in fees related to refinancing activities. These payments were partially offset by $120.0 million received from debt borrowings, $39.2 million from stock option exercises and related income tax windfall benefits of $46.2 million.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2016, we held approximately $76.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At December 31, 2016, we held approximately $64.9 million in cash that was available to our foreign borrowers under our credit facility and will be used to facilitate debt servicing of those entities. At December 31, 2016, we held approximately $19.9 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.4 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	All Other
Short-term and long-term debt	$2,559,625	$126,144	$83,038	$201,788	$2,148,655	$—
Interest payments (1)	637,639	116,989	214,994	202,782	102,874	—
Operating lease obligations (2)	383,063	41,209	81,400	64,688	195,766	—
Purchase obligations (3)	9,698	8,544	1,128	26	—	—
Uncertain tax positions and related interest (4)	42,333	—	—	—	—	42,333
Total contractual obligations	$3,632,358	$292,886	$380,560	$469,284	$2,447,295	$42,333

(1)

Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 0.77% plus 2.75% for U.S. dollar loans on our Term A-1 and A-2 facilities, one-month LIBOR of 0.77% plus 3.25% on our Term B-1 and B-2 facilities, one-month LIBOR of 0.77% plus 2.75% on the revolving credit facility and 5.875% on our Senior Notes.

(2)

We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2022. We sublease office space under noncancelable leases. For the years ended December 31, 2016, 2015 and 2014, we received rental income under these leases of $1.3 million, $0.2 million and $0.2 million, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.
(4)

As of December 31, 2016, our liability for uncertain tax positions and related interest and penalties payable was $39.2 million and $3.1 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments, or the Revolving Credit Facility, of which $94.0 million was drawn as of December 31, 2016.  No amount was drawn on the Revolving Credit Facility as of December 31, 2015.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.6 million was drawn as of December 31, 2016.  No amount was drawn on the letter of credit sub-facility as of December 31, 2015.

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

A portion of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of Advent and to repay all amounts outstanding under our then-existing credit facility, or Prior Facility, which was subsequently terminated. At the time of the termination of the Prior Facility, all liens and other security interests that SS&C had granted to the lenders under the Prior Facility were released. The refinancing of the Prior Facility was evaluated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Note 6 to our Consolidated Financial Statements for further discussion of debt.

As of December 31, 2016, there was $91.9 million in principal amount outstanding under the term A-1 facility, $142.5 million in principal amount outstanding under the term A-2 facility, $1,480.2 million in principal amount outstanding under the term B-1 facility, $151.1 million in principal amount outstanding under the term B-2 facility and $94.0 million in principal amount outstanding under the Revolving Credit Facility.

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

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. In addition, under the Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Credit Agreement, in which case the lenders could elect to accelerate payments under the Credit Agreement and terminate any commitments they have to provide future borrowings. As of December 31, 2016, we were in compliance with the financial and non-financial covenants.

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

On April 20, 2016, the Company commenced an offer to exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, except that the new notes have been registered under the Securities Act of 1933.  The exchange offer expired on May 18, 2016 and 100% of the Senior Notes were exchanged for the new notes.

At any time after July 15, 2018, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with our affiliates.

As of December 31, 2016, there were $600.0 million in principal amount of Senior Notes outstanding.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

●	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
●	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facility.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$130,996	$42,862	$131,127
Interest expense, net	128,454	77,357	25,472
Provision for income taxes	32,620	17,980	46,527
Depreciation and amortization	228,683	150,834	99,831
EBITDA	520,753	289,033	302,957
Purchase accounting adjustments (1)	31,619	49,927	476
Capital-based taxes	1,482	828	6
Unusual or non-recurring charges (2)	5,891	26,148	4,876
Loss on extinguishment of debt	—	30,417	—
Acquired EBITDA (3)	9,094	109,492	11,405
Stock-based compensation	50,564	44,079	11,483
Other (4)	2,198	1,529	315
Consolidated EBITDA, as defined	$621,601	$551,453	$331,518

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

(2)

Unusual or non-recurring charges include foreign currency gains and losses, proceeds from legal and other settlements, severance expenses, transaction costs and other one-time expenses, such as expenses associated with the facilities consolidations, acquisitions and the sale of fixed assets.

(3)

Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.

(4)	Other includes the non-cash portion of straight-line rent expense.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2016 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.25x	2.96x

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill based on our reporting unit structure by comparing fair value to carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if our stock price declines, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value significantly exceeded the carrying value at December 31, 2016.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the cost savings method or the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2016, 2015 and 2014 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

Income Taxes

The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Consolidated Statements of Comprehensive Income (Loss). On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. The carrying value of our deferred tax assets and liabilities is recorded based on the statutory rates that we expect our deferred tax assets and liabilities to reverse into income. We estimate the state rate at which our deferred tax assets and liabilities will reverse based on estimates of state income apportionment for future years. Each of these estimates requires significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

As of December 31, 2016, we had $39.2 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. As a result of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We expect to adopt ASU 2017-04 for our goodwill impairment tests in 2017.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. Both ASU 2016-15 and ASU 2016-18 are effective for the Company for its first quarter of fiscal 2018.  The impact of the Company’s adoption of ASU 2016-15 and ASU 2016-18 to the Company’s Consolidated Financial Statements will be to include the changes in restricted cash with the changes in cash and cash equivalents in the Company’s Consolidated Statement of Cash Flows. These ASU’s are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for its first quarter of fiscal 2020 and earlier adoption is permitted beginning in the first quarter of fiscal 2019. Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of the pending adoption of ASU 2016-13 on the Company’s Consolidated Financial Statements.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-13 is effective for the Company for its first quarter of fiscal 2017. The impact of the Company’s adoption of ASU 2016-09 to the Company’s Consolidated Financial Statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise event relative to the deferred tax asset position established in the provision for income taxes line of the Consolidated Statement of Comprehensive Income (Loss) instead of to additional paid-in capital within stockholders’ equity in the Consolidated Balance Sheet.  The Company is planning to apply this guidance prospectively as of January 1, 2017 and, accordingly, data for the prior years ended December 31, 2016 and 2015 will not be adjusted. Excess tax benefits will be prospectively reported as an operating activity in the Company’s Consolidated Statements of Cash Flows.  As the Company will be applying this guidance prospectively as of January 1, 2017, excess tax benefits for the years ended December 31, 2016 and December 31, 2015 will not be adjusted and continue to be reported in financing activities in the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. ASU 2016-02 is effective for the Company for its first quarter of fiscal 2019 and earlier adoption is permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company’s Consolidated Financial Statements.  The impact of the Company’s adoption of ASU 2016-02 to the Company’s Consolidated Financial Statements will be to recognize the majority of the Company’s operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on the Company’s Consolidated Balance Sheet.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements during the year ended December 31, 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU 2015-14, deferring the effective date by one year for ASU 2014-09.  ASU 2014-09 is effective for the Company for its first quarter of 2018, with early adoption permitted for annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments in these updates affect the guidance contained within ASU 2014-09.

The new revenue standard is expected to change the revenue recognition practices for our perpetual and term software license arrangements.  More specifically, we do not expect that the license component of our term license arrangements will be recognized ratably over the contractual term.  We continue to evaluate the implications of the standard change.  We intend to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2016, we had total debt of $2,559.6 million, including $1,959.6 million of variable interest rate debt. As of December 31, 2016, a 1% change in interest rates would result in a change in interest expense of approximately $19.6 million per year.

During 2016, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2016. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. In March 2016, we acquired the assets of Citigroup AIS and in December 2016, we acquired the assets of GFS and Conifer. Management has excluded Citigroup AIS, GFS and Conifer from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by us in a purchase business combination during 2016. Citigroup AIS, GFS and Conifer, and their related entities are our wholly-owned subsidiaries whose total assets and total revenues represent 1% and 12%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 28, 2017
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 28, 2017
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 28, 2017
Normand A. Boulanger

/s/ William A. Etherington	Director	February 28, 2017
William A. Etherington

/s/ Smita Conjeevaram	Director	February 28, 2017
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 28, 2017
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 28, 2017
Jonathan E. Michael

/s/ David A. Varsano	Director	February 28, 2017
David A. Varsano

/s/ Michael J. Zamkow	Director	February 28, 2017
Michael J. Zamkow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of SS&C Technologies Holdings, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Citigroup Alternative Investor Services (Citigroup AIS), Wells Fargo’s Global Fund Services (GFS), and Conifer Financial Services (Conifer) from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in a purchase business combination during 2016. We have also excluded Citigroup AIS, GFS, and Conifer from our audit of internal control over financial reporting. Citigroup AIS, GFS, Conifer and their related entities are wholly owned subsidiaries of the Company whose total assets and total revenues represent 1% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 28, 2017

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$117,558	$434,159
Accounts receivable, net of allowance for doubtful accounts of $5,944 and $2,957, respectively (Note 3)	241,307	169,951
Prepaid expenses and other current assets	31,119	27,511
Prepaid income taxes	23,012	40,627
Restricted cash	2,116	2,818
Total current assets	415,112	675,066
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	42,749	37,855
Equipment, furniture, and fixtures	120,011	97,274
	165,415	137,784
Less: accumulated depreciation	(85,020)	(70,641)
Net property, plant and equipment	80,395	67,143
Deferred income taxes	2,410	2,199
Goodwill (Note 2)	3,652,733	3,549,212
Intangible and other assets, net of accumulated amortization of $730,234 and $536,929, respectively (Note 2)	1,556,321	1,508,622
Total assets	$5,706,971	$5,802,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$126,144	$32,281
Accounts payable	16,490	11,957
Income taxes payable	3,473	1,428
Accrued employee compensation and benefits	104,118	83,894
Interest payable	21,470	28,903
Other accrued expenses	53,708	36,231
Deferred revenue	235,222	222,024
Total current liabilities	560,625	416,718
Long-term debt, net of current portion (Note 6)	2,374,986	2,719,070
Other long-term liabilities	59,227	51,434
Deferred income taxes	453,555	509,574
Total liabilities	3,448,393	3,696,796
Commitments and contingencies (Note 12)
Stockholders’ equity (Note 4):
Common stock:
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; 0 and 2,703,846 shares issued and outstanding, respectively	—	27
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 204,616,054 shares and 193,104,452 shares issued, respectively, and 203,042,715 shares and 191,531,574 shares outstanding, respectively, of which 11,252 and 24,876 are unvested, respectively	2,046	1,932
Additional paid-in capital	1,921,256	1,793,149
Accumulated other comprehensive loss	(139,073)	(83,170)
Retained earnings	492,349	411,493
	2,276,578	2,123,431
Less: cost of common stock in treasury, 1,573,339 and 1,572,878 shares, respectively	(18,000)	(17,985)
Total stockholders’ equity	2,258,578	2,105,446
Total liabilities and stockholders’ equity	$5,706,971	$5,802,242

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenues:
Software-enabled services	$956,791	$670,170	$592,528
Maintenance and term licenses	414,710	246,422	115,609
Total recurring revenues	1,371,501	916,592	708,137
Perpetual licenses	23,960	31,467	26,328
Professional services	85,975	52,226	33,396
Total non-recurring revenues	109,935	83,693	59,724
Total revenues	1,481,436	1,000,285	767,861
Cost of revenues:
Software-enabled services	544,356	373,394	342,625
Maintenance and term licenses	184,162	113,865	41,424
Total recurring cost of revenues	728,518	487,259	384,049
Perpetual licenses	2,399	3,116	3,531
Professional services	69,572	41,975	23,151
Total non-recurring cost of revenues	71,971	45,091	26,682
Total cost of revenues	800,489	532,350	410,731
Gross profit	680,947	467,935	357,130
Operating expenses:
Selling and marketing	117,098	94,950	48,592
Research and development	152,689	110,415	57,287
General and administrative	122,465	97,832	50,879
Total operating expenses	392,252	303,197	156,758
Operating income	288,695	164,738	200,372
Interest income	1,488	1,976	1,705
Interest expense	(129,942)	(79,333)	(27,177)
Other income, net	3,375	3,878	2,754
Loss on extinguishment of debt	—	(30,417)	—
Income before income taxes	163,616	60,842	177,654
Provision for income taxes (Note 5)	32,620	17,980	46,527
Net income	$130,996	$42,862	$131,127
Basic earnings per share	$0.65	$0.24	$0.79
Basic weighted average number of common shares outstanding	200,252	182,196	166,628
Diluted earnings per share	$0.64	$0.22	$0.75
Diluted weighted average number of common and common equivalent shares outstanding	205,793	190,896	174,662
Net income	$130,996	$42,862	$131,127
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(55,903)	(68,049)	(45,495)
Total comprehensive loss, net of tax	(55,903)	(68,049)	(45,495)
Comprehensive income (loss)	$75,093	$(25,187)	$85,632

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
($ in thousands)
Cash flow from operating activities:
Net income	$130,996	$42,862	$131,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,683	150,834	99,831
Stock-based compensation expense	50,564	44,079	11,483
Income tax benefit related to exercise of stock options	(46,207)	(32,960)	(15,454)
Amortization and write-offs of loan origination costs	10,680	8,126	5,839
Loss on extinguishment of debt	—	3,954	—
Loss on sale or disposition of property and equipment	162	336	687
Deferred income taxes	(47,836)	(39,806)	(13,583)
Provision for doubtful accounts	3,486	1,137	610
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(10,850)	(12,160)	3,902
Prepaid expenses and other current assets	(2,844)	(6,019)	(6,419)
Accounts payable	(1,300)	(5,586)	1,525
Accrued expenses	20,679	4,073	10,140
Income taxes prepaid and payable	65,117	11,514	21,560
Deferred revenue	17,077	60,240	1,284
Net cash provided by operating activities	418,407	230,624	252,532
Cash flow from investing activities:
Additions to property and equipment	(27,926)	(13,600)	(15,040)
Proceeds from sale of property and equipment	71	64	42
Cash paid for business acquisitions, net of cash acquired (Note 11)	(457,511)	(2,730,956)	(86,911)
Additions to capitalized software	(9,621)	(4,273)	(3,517)
Purchase of long-term investment	(1,000)	—	—
Net changes in restricted cash	700	453	983
Net cash used in investing activities	(495,287)	(2,748,312)	(104,443)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	120,000	3,068,075	75,000
Repayments of debt	(383,436)	(903,448)	(212,000)
Proceeds from exercise of stock options	39,239	30,092	24,110
Withholding taxes related to equity award net share settlement	(7,430)	(6,939)	—
Payment of contingent consideration	—	—	(500)
Income tax benefit related to exercise of stock options	46,207	32,960	15,454
Proceeds from common stock issuance, net	—	717,802	—
Purchase of common stock for treasury	(15)	—	(11,223)
Payment of fees related to refinancing activities	(519)	(46,025)	(512)
Dividends paid on common stock	(50,140)	(45,451)	(10,494)
Net cash (used in) provided by financing activities	(236,094)	2,847,066	(120,165)
Effect of exchange rate changes on cash and cash equivalents	(3,627)	(4,796)	(2,817)
Net (decrease) increase in cash and cash equivalents	(316,601)	324,582	25,107
Cash and cash equivalents, beginning of period	434,159	109,577	84,470
Cash and cash equivalents, end of period	$117,558	$434,159	$109,577

Supplemental disclosure of cash paid for:
Interest	$126,693	$42,221	$21,330
Income taxes, net of refunds	$8,809	$42,210	$33,414

Supplemental disclosure of non-cash investing activities:

See Note 11 for a discussion of acquisitions.

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Class A
	Common Stock		Common Stock				Accumulated
	Number		Number				Other
	of		of		Additional		Comprehensive		Total
	Issued		Issued		Paid-in	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
	(In thousands)
Balance, at December 31, 2013	2,704	$27	160,956	$1,608	$913,012	$293,449	$30,374	$(6,762)	$1,231,708
Net income	—	—	—	—	—	131,127	—	—	131,127
Foreign exchange translation adjustment	—	—	—	—	—	—	(45,495)	—	(45,495)
Stock-based compensation expense	—	—	—	—	11,483	—	—	—	11,483
Exercise of options	—	—	3,580	36	24,074	—	—	—	24,110
Income tax benefit related to exercise of stock options	—	—	—	—	15,454	—	—	—	15,454
Cash dividends declared - $0.0625 per share (Note 4)	—	—	—	—	—	(10,494)	—	—	(10,494)
Purchase of common stock	—	—	—	—	—	—	—	(11,223)	(11,223)
Balance, at December 31, 2014	2,704	$27	164,536	$1,644	$964,023	$414,082	$(15,121)	$(17,985)	$1,346,670
Net income	—	—	—	—	—	42,862	—	—	42,862
Foreign exchange translation adjustment	—	—	—	—	—	—	(68,049)	—	(68,049)
Stock-based compensation expense	—	—	—	—	43,746	—	—	—	43,746
Exercise of options, net of withholding taxes	—	—	4,414	44	23,109	—	—	—	23,153
Non-cash purchase price consideration (Note 11)	—	—	—	—	11,753	—	—	—	11,753
Income tax benefit related to exercise of stock options	—	—	—	—	32,960	—	—	—	32,960
Cash dividends declared - $0.25 per share (Note 4)	—	—	—	—	—	(45,451)	—	—	(45,451)
Issuance of common stock	—	—	24,154	244	717,558	—	—	—	717,802
Balance, at December 31, 2015	2,704	$27	193,104	$1,932	$1,793,149	$411,493	$(83,170)	$(17,985)	$2,105,446
Net income	—	—	—	—	—	130,996	—	—	130,996
Foreign exchange translation adjustment	—	—	—	—	—	—	(55,903)	—	(55,903)
Stock-based compensation expense	—	—	—	—	50,178	—	—	—	50,178
Exercise of options, net of withholding taxes	—	—	6,104	60	31,749	—	—	—	31,809
Conversion of Class A common stock	(2,704)	(27)	5,408	54	(27)	—	—	—	—
Income tax benefit related to exercise of stock options	—	—	—	—	46,207	—	—	—	46,207
Cash dividends declared - $0.25 per share (Note 4)	—	—	—	—	—	(50,140)	—	—	(50,140)
Purchase of common stock	—	—	—	—	—	—	—	(15)	(15)
Balance, at December 31, 2016	—	$—	204,616	$2,046	$1,921,256	$492,349	$(139,073)	$(18,000)	$2,258,578

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

Note 1—Organization

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in Europe, Asia, Australia and Africa. The Company’s portfolio of approximately 90 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue consists of billings or payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance contracts in advance of services being performed over the contractual term.

Software-enabled Services Revenue

The Company primarily offers software-enabled outsourcing services in which the Company utilizes its own software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. The Company also offers subscription-based on-demand software applications that are managed and hosted at the Company’s facilities. The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under these arrangements, the client does not have the right to take possession of the software, rather, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems.

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

The Company also sells term licenses ranging from one to seven years, many of which include bundled maintenance services. For those arrangements with bundled maintenance services, vendor-specific objective evidence (“VSOE”) does not exist for the maintenance element and therefore the total fee is recognized ratably over the contractual term of the arrangement.

Perpetual Licenses Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provide guidance on applying GAAP in recognizing revenue on software transactions. Accounting standards require that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon VSOE. The Company recognizes perpetual licenses revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a perpetual license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $8.8 million and $4.7 million are included in the December 31, 2016 and 2015 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $3.5 million, $2.4 million, and $1.8 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2016.  The Company held $303.1 million in cash equivalents at December 31, 2015.

Restricted Cash

Restricted cash includes monies held by a bank as security for letters of credit issued due to lease requirements for office space. The letters of credit are expected to be renewed within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheets. Additionally, movements of restricted cash are included in other investing activities on the Consolidated Statements of Cash Flows.

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

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $23.7 million, $18.9 million and $14.3 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income (expense), net.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2016 or 2015. The first step of the impairment analysis, which is based on the Company’s reporting unit structure, indicated that the fair value significantly exceeded the carrying value at December 31, 2016. There were no other indefinite-lived intangible assets as of December 31, 2016 or 2015.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2014	$1,573,227
2015 acquisitions	2,031,451
Adjustments to prior acquisitions	(67)
Effect of foreign currency translation	(55,399)
Balance at December 31, 2015	$3,549,212
2016 acquisitions	148,235
Adjustments to prior acquisitions	(4,787)
Effect of foreign currency translation	(39,927)
Balance at December 31, 2016	$3,652,733

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer relationships, completed technology, trade names and other identifiable intangible assets are amortized over lives ranging from three to 17 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $201.5 million, $129.5 million and $83.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2016	2015
Customer relationships	$1,645,515	$1,459,550
Completed technology	545,273	497,030
Trade names	60,128	61,573
Other	2,709	2,680
Total intangible assets	2,253,625	2,020,833
Less: accumulated amortization	(720,930)	(530,792)
Total intangible assets, net	$1,532,695	$1,490,041

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2016, is expected to approximate (in thousands):

Year Ending December 31,
2017	$204,812
2018	208,746
2019	191,072
2020	172,427
2021	133,792
Total	$910,849

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses in the years ended December 31, 2016 and 2015.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2016 and 2015, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) in the periods in which they occur.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Items defined as comprehensive income (loss), such as foreign currency translation adjustments, are separately classified in the Consolidated Financial Statements. The accumulated balance of other comprehensive income (loss) is reported separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheets. Total comprehensive income (loss) consists of net income (loss) and other accumulated comprehensive income (loss) disclosed in the equity section of the Consolidated Balance Sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method and are included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Under the cost method, the price paid for the stock is charged to the treasury stock account.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income	$130,996	$42,862	$131,127

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	200,252	182,196	166,628
Weighted average common stock equivalents — options and restricted shares	5,541	8,700	8,034
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	205,793	190,896	174,662
Earnings per share - Basic	$0.65	$0.24	$0.79
Earnings per share - Diluted	$0.64	$0.22	$0.75

Weighted average stock options, SARs, RSUs and RSAs representing 14,094,402, 7,001,656 and 3,683,680 shares were outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. As a result of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company expects to adopt ASU 2017-04 for the Company’s goodwill impairment tests in 2017.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. Both ASU 2016-15 and ASU 2016-18 are effective for the Company for its first quarter of fiscal 2018.  The impact of the Company’s adoption of ASU 2016-15 and ASU 2016-18 to the Company’s Consolidated Financial Statements will be to include the changes in restricted cash with the changes in cash and cash equivalents in the Company’s Consolidated Statement of Cash Flows. These ASU’s are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for its first quarter of fiscal 2020 and earlier adoption is permitted beginning in the first quarter of fiscal 2019. Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of the pending adoption of ASU 2016-13 on the Company’s Consolidated Financial Statements.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-13 is effective for the Company for its first quarter of fiscal 2017.  The impact of the Company’s adoption of ASU 2016-09 to the Company’s Consolidated Financial Statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise event relative to the deferred tax asset position established in the provision for income taxes line of the Consolidated Statement of Comprehensive Income (Loss) instead of to additional paid-in capital within stockholders’ equity in the Consolidated Balance Sheet.  The Company is planning to apply this guidance prospectively as of January 1, 2017 and, accordingly, data for the prior years ended December 31, 2016 and 2015 will not be adjusted. Excess tax benefits will be prospectively reported as an operating activity in the Company’s Consolidated Statements of Cash Flows.  As the Company will be applying this guidance prospectively as of January 1, 2017, excess tax benefits for the years ended December 31, 2016 and December 31, 2015 will not be adjusted and continue to be reported in financing activities in the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. ASU 2016-02 is effective for the Company for its first quarter of fiscal 2019 and earlier adoption is permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company’s Consolidated Financial Statements.  The impact of the Company’s adoption of ASU 2016-02 to the Company’s Consolidated Financial Statements will be to recognize the majority of the Company’s operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on the Company’s Consolidated Balance Sheet.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements during the year ended December 31, 2016.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU 2015-14, deferring the effective date by one year for ASU 2014-09.  ASU 2014-09 is effective for the Company for its first quarter of 2018, with early adoption permitted for annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments in these updates affect the guidance contained within ASU 2014-09.

The new revenue standard is expected to change the revenue recognition practices for the Company’s perpetual and term software license arrangements.  More specifically, the Company does not expect that the license component of the Company’s term license arrangements will be recognized ratably over the contractual term.  The Company continues to evaluate the implications of the standard change.  The Company intends to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2016	2015
Accounts receivable	$172,642	$130,394
Unbilled accounts receivable	74,609	42,514
Allowance for doubtful accounts	(5,944)	(2,957)
Total accounts receivable, net	$241,307	$169,951

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2016	2015	2014
Balance at beginning of period	$2,957	$2,241	$2,500
Charge to costs and expenses	3,486	1,137	610
Write-offs, net of recoveries	(390)	(273)	(785)
Other adjustments	(109)	(148)	(84)
Balance at end of period	$5,944	$2,957	$2,241

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Note 4—Stockholders’ Equity

Two-for-one Stock Split.  On May 25, 2016, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend. The record date for the stock split was June 7, 2016 and the payment date was June 24, 2016. All

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share and per share amounts (other than for the Company’s Class A non-voting common stock) have been retroactively restated for all periods presented to reflect the stock split.

Conversion of Class A Common Stock.  On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 5,407,692 shares of common stock. Each share of Class A non-voting common stock converted automatically into one share of the Company’s common stock upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Public offering. In June 2015, the Company completed a public offering of its common stock. The offering included 24,150,000 newly issued shares of common stock sold by the Company (including 3,150,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares) at an offering price of $30.75 per share for which the Company received total net proceeds of approximately $717.8 million.

Authorized shares. In March 2015, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s common stock from 200,000,000 shares to 400,000,000 shares.

Dividends. In 2016, the Company paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016 to stockholders of record as of the close of business on March 7, 2016, June 1, 2016, September 1, 2016 and December 1, 2016, respectively, totaling $50.1 million.  In 2015, the Company paid quarterly cash dividends of $0.0625 per share of common stock on March 16, 2015, June 15, 2015 and September 15, 2015 and December 15, 2015 to stockholders of record as of the close of business on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, totaling $45.5 million.

Stock repurchase program. In November 2014, the Company’s Board of Directors authorized the continued repurchase of up to $200 million of the Company’s common stock on the open market or in privately negotiated transactions. Under the repurchase programs, the Company purchased a total of 549,452 shares for approximately $11.2 million during the year ended December 31, 2014. There were no repurchases in 2015 under the repurchase program, which expired in November 2015.

Note 5—Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$68,222	$15,897	$124,032
Foreign	95,394	44,945	53,622
Income before income taxes	$163,616	$60,842	$177,654

The income tax provision consists of the following (in thousands):

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$47,588	$36,345	$36,205
Foreign	18,953	15,204	13,603
State	13,915	6,237	10,302
Total	80,456	57,786	60,110
Deferred:
Federal	(38,571)	(25,083)	(9,697)
Foreign	(4,148)	(9,367)	(5,318)
State	(5,117)	(5,356)	1,432
Total	(47,836)	(39,806)	(13,583)
Total	$32,620	$17,980	$46,527

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Computed “expected” tax expense	$57,265	$21,295	$62,179
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	5,674	2,656	7,217
Foreign operations	(33,614)	(11,281)	(26,232)
Rate change impact on tax liabilities	—	(1,021)	—
Effect of valuation allowance	2,076	3,242	1,351
Uncertain tax positions	6,515	3,903	3,933
Tax credits	(3,748)	(3,493)	(993)
Non-deductible transaction costs	—	2,354	—
Other	(1,548)	325	(928)
Provision for income taxes	$32,620	$17,980	$46,527

The components of deferred income taxes at December 31, 2016 and 2015 are as follows (in thousands):

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016		2015
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$34,666	$—	$23,249	$—
Deferred compensation	26,196	—	23,625	—
Tax credit carryforwards	21,905	—	31,257	—
Accrued expenses	8,478	—	9,589	—
Other	1,699	—	773	—
Impaired investment interest	810	—	846	—
Customer relationships	—	351,448	—	390,348
Acquired technology	—	100,691	—	125,022
Other intangible assets	—	38,728	—	26,520
Trade names	—	10,404	—	12,379
Unremitted foreign earnings	—	6,111	—	5,502
Deferred revenue	—	3,166	—	20,689
Property and equipment	—	2,989	1,766	—
Total	93,754	513,537	91,105	580,460
Valuation allowance	(31,362)	—	(18,020)	—
Total	$62,392	$513,537	$73,085	$580,460

At December 31, 2016 and 2015, the Company had accrued a deferred income tax liability of $6.1 million and $5.5 million, respectively, on unremitted earnings of its Canadian subsidiary. At December 31, 2016, the Company had not accrued a deferred income tax liability of approximately $2.9 million on unremitted earnings of $77.6 million that are permanently reinvested in its other foreign subsidiaries.  It is not practicable to estimate the amount of foreign tax credits that would be available to offset the $2.9 million tax liability due to complexities surrounding the foreign tax credit.

At December 31, 2016, the Company had domestic state net operating loss carryforwards of $57.6 million, which will begin to expire in 2020. At December 31, 2016, the Company had foreign net operating loss carryforwards of $123.0 million, of which $122.2 million can be carried forward indefinitely. The remaining $0.8 million will begin to expire in 2017.

At December 31, 2016, the Company had tax credit carryforwards of $21.9 million relating to domestic and foreign jurisdictions, of which $19.4 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2017, $1.3 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2022 and $1.2 million relate to minimum alternative tax credit carryforwards at the Company’s India operations, of which $1.1 million are expected to be utilized before they begin to expire in 2020.

The Company has recorded valuation allowances of $31.4 million at December 31, 2016 related to certain foreign net operating loss carryforwards and tax credit carryforwards and $18.0 million at December 31, 2015 related to certain foreign net operating loss carryforwards and tax credit carryforwards.  Of the $31.4 million valuation allowance recorded at December 31, 2016, $29.8 million relates to foreign net operating losses that do not expire. The change in the valuation allowance from 2015 to 2016 is primarily due to a valuation allowance recorded on foreign net operating losses generated in 2016.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2016 and 2015 (in thousands):

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance at December 31, 2014	$15,657
Increases related to current year tax positions	4,880
Increases related to prior tax positions	1,179
Increases related to acquired tax positions	37,456
Settlements	(2,883)
Lapse in statute of limitation	(60)
Foreign exchange translation adjustment	(489)
Balance at December 31, 2015	55,740
Increases related to current year tax positions	7,567
Increases related to prior tax positions	4,896
Increases related to acquired tax positions	453
Lapse in statute of limitation	(5,629)
Foreign exchange translation adjustment	(39)
Balance at December 31, 2016	$62,988

The Company accrued potential penalties and interest on the unrecognized tax benefits of $(0.3) million and $0.8 million during 2016 and 2015, respectively, and has recorded a total liability for potential penalties and interest, including penalties and interest related to acquired unrecognized tax benefits, of $3.1 million and $3.5 million at December 31, 2016 and 2015, respectively. The Company’s unrecognized tax benefits increased significantly from 2014 to 2015 due to positions taken on tax returns of acquired companies. The Company’s unrecognized tax benefits increased from 2015 to 2016 due to increases related to current and prior tax positions, offset partially by a lapse in the statute of limitations for certain domestic tax filings.  The Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $2.7 million due to the closure of tax statutes within the next 12 months. The Company’s unrecognized tax benefits as of December 31, 2016 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2016.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, United Kingdom, India, California, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities prior to tax years ending 2009, 2012, 2013, 2014, 2001, 2012 and 2011, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2009 through 2013. The Company’s California state income tax returns are currently under audit for the tax periods ended December 31, 2001 through 2007 and December 31, 2012 through 2013. The Company’s New York state income tax returns are currently under audit for the tax periods ended December 31, 2011 through 2014.

Note 6—Debt

At December 31, 2016 and 2015, debt consisted of the following (in thousands):

	December 31,
	2016	2015
Senior secured credit facilities, weighted-average interest rate of 3.94% and 3.94%, respectively	$1,865,625	$2,220,000
5.875% senior notes due 2023	600,000	600,000
Senior secured credit facilities revolving portion, weighted- average interest rate of 3.50%	94,000	—
Unamortized original issue discount and debt issuance costs	(58,495)	(68,649)
	2,501,130	2,751,351
Less current portion of long-term debt	126,144	32,281
Long-term debt	$2,374,986	$2,719,070

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments (“Revolving Credit Facility”), of which $94.0 million was drawn as of December 31, 2016. No amount was drawn on the Revolving Credit Facility as of December 31, 2015.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.6 million was drawn as of December 31, 2016.  No amount was drawn on the letter of credit sub-facility as of December 31, 2015.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of its subsidiaries, pay dividends on its capital stock or redeem, repurchase or retire its capital stock, alter the business the Company conducts, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with its affiliates. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the Credit Agreement contains a financial covenant for the benefit of the Revolving Credit Facility as well as the Term A-1 Loan and the Term A-2 Loan, requiring the Company to maintain a consolidated net senior secured leverage ratio. In addition, under the Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Credit Agreement, in which case the lenders could elect to accelerate payments under the Credit Agreement and terminate any commitments they have to provide future borrowings.  As of December 31, 2016, the Company was in compliance with the financial and non-financial covenants.

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

On April 20, 2016, the Company commenced an offer to exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, except that the new notes have been registered under the Securities Act of 1933.  The exchange offer expired on May 18, 2016 and 100% of the Senior Notes were exchanged for the new notes.

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

As of December 31, 2016, there were $600.0 million in principal amount of Senior Notes outstanding.

Debt issuance costs

In connection with the Credit Agreement and the Senior Notes, the Company capitalized an aggregate of $45.8 million in financing costs. Capitalized financing costs of $8.5 million, $6.4 million and $4.4 million were amortized to interest expense in the years ended December 31, 2016, 2015 and 2014, respectively, and the Company amortized to interest expense $2.2 million, $1.8 million and $1.4 million of the original issue discount associated with the Credit Agreement and Prior Facility for the years ended December 31, 2016, 2015 and 2014, respectively. The unamortized balance of capitalized financing costs is included in long-term debt in the Company’s Consolidated Balance Sheets.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of debt

At December 31, 2016, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2017	$126,144
2018	41,519
2019	41,519
2020	185,269
2021 and thereafter	2,165,174
Total	$2,559,625

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

As of December 31, 2016 and 2015, the Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Recurring Fair Value Measurements

The Company did not have any material financial assets or liabilities that were measured at fair value as of December 31, 2016 and 2015.

Fair value of debt

The carrying amounts and fair values of financial instruments are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,865,625	$1,887,043	$2,220,000	$2,202,105
5.875% senior notes due 2023	600,000	619,500	600,000	616,500
Senior secured credit facilities, revolving portion	94,000	93,883	—	—

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $33.3 million, $24.4 million and $16.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2022. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$41,209
2018	45,443
2019	35,957
2020	33,029
2021 and thereafter	227,425
Total	$383,063

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.3 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease receipts under these leases as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	$5,438
2018	5,478
2019	5,092
2020	5,217
2021 and thereafter	19,965
Total	$41,190

Note 9—Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 50% of his or her cash compensation, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $4,000 per year. Company matching contributions are subject to a four year graduated vesting schedule. The Company offers employees a selection of various public mutual funds and several other investment options through a brokerage account but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred $9.2 million, $5.8 million and $4.1 million, respectively, of matching contribution expenses related to the Plan.

Note 10—Stock-based Compensation

In February 2016, the Company’s Board of Directors adopted the Amended and Restated 2014 Stock Incentive Plan (the “Amended 2014 Plan”), which amends and restates our 2014 Stock Option Plan (the “the 2014 Plan”).  The primary changes to the Amended 2014 Plan, which became effective in May 2016 upon stockholder approval, are to (i) increase the shares available for equity awards by 24 million shares and (ii) add flexibility to use this plan as the Company’s only equity plan by authorizing the issuance of full-value awards (that is, RSAs and RSUs) and expanding the class of participants to include non-employee directors.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the approval of the 2014 Amended Plan, the Company will no longer make grants under the Company’s 2008 Stock Incentive Plan or the Company’s 2006 Equity Incentive Plan.

In February 2014, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2014 Plan”), which authorizes stock options to be granted for up to 6,000,000 shares of the Company’s common stock, Under the 2014 Plan, which became effective in May 2014 upon stockholder approval, the exercise price of stock options is set on the grant date and may not be less than the fair market value per share on such date. Generally, stock options expire ten years from the date of grant. The Company has granted time-based stock options under the 2014 Plan.

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 21,829,934 shares of the Company’s common stock, which is calculated based on an initial authorization of 2,833,322 shares of the Company’s common stock and an annual increase to be added on the first day of each of the Company’s fiscal years during the term of the 2008 Plan beginning in fiscal 2009 equal to the lesser of (i) 2,833,322 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the Company’s Board of Directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options and RSUs under the 2008 Plan.

In August 2006, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 22,347,638 shares of the Company’s common stock. Under the 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted RSAs of its common stock and both time-based and performance-based options under the 2006 Plan.

The Company generally settles RSUs, RSAs, SARs and stock option exercises with newly issued common shares.

Restricted stock units.  The Company did not grant any RSUs during the year ended December 31, 2016.  During the year ended December 31, 2015, the Company granted 20,790 RSUs under the 2008 Plan, which vest 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The RSUs vest in full upon a change in control, subject to certain conditions.  At December 31, 2016 and 2015, there was approximately $5.7 million and $17.8 million of unearned non-cash stock-based compensation related to the RSUs that the Company expects to recognize as expense over a remaining period of approximately 1.5 and 3.5 years, respectively.

Restricted stock awards.  The Company did not grant any RSAs during the years ended December 31, 2016 and 2014. During the year ended December 31, 2015, the Company granted 3,000 RSAs of its common stock under the 2006 Plan, which vest 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The RSAs vest in full upon a change in control, subject to certain conditions.  At December 31, 2016 and 2015, there was approximately $0.2 million and $0.4 million of unearned non-cash stock-based compensation related to the RSAs that the Company expects to recognize as expense over a remaining period of approximately 13 and 22 months, respectively.

Time-based options and SARs. Time-based options and SARs granted under the 2006 Plan, the 2008 Plan, the 2014 Plan or the Amended 2014 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All outstanding time-based options and SARs vest upon a change in control, subject to certain conditions. Time-based options and SARs granted during 2016, 2015 and 2014 have a weighted-average grant date fair value of $6.62, $7.29 and $6.39 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options and SARs vested during the years ended December 31, 2016, 2015 and 2014 was approximately $41.4 million, $43.5 million and $11.3 million, respectively. At December 31, 2016 and 2015, there was approximately $74.9 million and $109.6 million of unearned non-cash stock-based compensation related to time-based options and SARs that the Company expects to recognize as expense over a weighted average remaining period of approximately 2.6 and 3.0 years, respectively.

For the time-based options and SARs valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Time-Based awards
	2016	2015	2014
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	27.64%	26.63%	29.04%
Risk-free interest rate	1.30%	1.42%	1.36%
Expected dividend yield	0.82%	0.74%	0.84%

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

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016				2015				2014 (1)
Consolidated Statements of Comprehensive Income (Loss) Classification	Options, SARs	RSUs	RSAs	Total	Options, SARs	RSUs	RSAs	Total	Options, SARs	RSAs	Total
Cost of software-enabled services	$10,120	$127	$23	$10,270	$6,460	$372	$17	$6,849	$3,940	$—	$3,940
Cost of maintenance and term licenses	1,622	1,073	—	2,695	1,022	366	—	1,388	282	—	282
Cost of recurring revenues	11,742	1,200	23	12,965	7,482	738	17	8,237	4,222	—	4,222
Cost of professional services	1,859	385	—	2,244	1,166	222	—	1,388	443	—	443
Cost of non-recurring revenues	1,859	385	—	2,244	1,166	222	—	1,388	443	—	443
Total cost of revenues	13,601	1,585	23	15,209	8,648	960	17	9,625	4,665	—	4,665
Selling and marketing	8,860	2,384	223	11,467	10,637	3,806	222	14,665	2,043	222	2,265
Research and development	5,972	2,372	—	8,344	5,676	2,912	—	8,588	1,165	—	1,165
General and administrative	11,300	4,244	—	15,544	8,270	2,931	—	11,201	3,388	—	3,388
Total operating expenses	26,132	9,000	223	35,355	24,583	9,649	222	34,454	6,596	222	6,818
Total stock-based compensation expense	$39,733	$10,585	$246	$50,564	$33,231	$10,609	$239	$44,079	$11,261	$222	$11,483

(1)	There was no stock-based compensation expense associated with RSUs in 2014.

The associated future income tax benefit recognized was $18.4 million, $20.7 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2016, the amount of cash received from the exercise of stock options was $39.2 million, with an associated tax benefit from stock awards realized of $62.1 million. The intrinsic value of options and SARs exercised during the year ended December 31, 2016 was approximately $141.2 million. For the year ended December 31, 2015, the amount of cash received from the exercise of stock options was $30.1 million, with an associated tax benefit from stock awards realized of $44.2 million. The intrinsic value of options and SARs exercised during the year ended December 31, 2015 was approximately $120.9 million. For the year ended December 31, 2014, the amount of cash received from the exercise of stock options was $24.1 million, with an associated tax benefit from stock awards realized of $18.8 million. The intrinsic value of options and SARs exercised during the year ended December 31, 2014 was approximately $56.1 million.

In connection with its acquisition of Advent, the Company assumed Advent’s outstanding unvested equity awards which were converted into 5.0 million unvested stock options and SARs and 1.3 million unvested RSUs. The awards were converted into rights to receive SS&C common stock. All other terms and conditions of the awards remained unchanged. During the year ended December 31, 2015, the Company recognized stock-based compensation expense of $26.3 million related to these assumed awards, of which $11.5 million related to one-time charges for the accelerated vesting of certain awards.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option and SAR activity as of and for the years ended December 31, 2016, 2015 and 2014:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2013	23,031,284	9.35
Granted (1)	4,397,650	27.87
Cancelled/forfeited	(407,172)	15.26
Exercised	(3,580,466)	6.74
Outstanding at December 31, 2014	23,441,296	13.12
Equity awards assumed from Advent	4,961,906	25.14
Granted (2)	7,636,590	33.96
Cancelled/forfeited	(1,261,688)	25.25
Exercised	(4,499,740)	7.73
Outstanding at December 31, 2015	30,278,364	20.64
Granted (3)	2,386,300	30.39
Cancelled/forfeited	(1,621,260)	31.15
Exercised	(6,015,304)	7.53
Outstanding at December 31, 2016	25,028,100	24.04

(1)	Of the grants during 2014, 900,000 were granted under the 2014 Plan, 3,265,650 were granted under the 2008 Plan and 232,000 were granted under the 2006 Plan.
(2)	Of the grants during 2015, 1,030,000 were granted under the 2014 Plan, 5,479,690 were granted under the 2008 Plan and 1,126,900 were granted under the 2006 Plan.
(3)	Of the grants during 2016, 950,000 were granted under the Amended 2014 Plan, 1,436,300 were granted under the 2008 Plan.

The following table summarizes RSU activity as of and for the years ended December 31, 2016 and 2015:

Shares
Outstanding at January 1, 2015	—
Equity awards assumed from Advent	1,320,034
Granted	20,790
Cancelled/forfeited	(138,388)
Vested	(244,984)
Outstanding at December 31, 2015	957,452
Granted	-
Cancelled/forfeited	(72,584)
Vested	(527,576)
Outstanding at December 31, 2016	357,292

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are expected to vest at December 31, 2016:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
		(In thousands)	(Years)			(In thousands)	(Years)
13,697,958	$18.56	$149,782	6.46	25,028,100	$24.04	$159,457	7.44

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Acquisitions

2016 Acquisitions

Conifer Financial Services LLC

On December 15, 2016, the Company purchased all of the outstanding stock of Conifer Financial Services LLC ("Conifer") for approximately $86.5 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Conifer provides independent asset services to pensions, endowments, foundations, family offices, registered investment advisers, traditional asset managers, private equity and hedge funds.

The net assets and results of operations of Conifer have been included in the Company’s Consolidated Financial Statements from December 15, 2016. The fair value of the intangible assets, consisting of customer relationships, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships are being amortized over approximately 15 years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $1.5 million in revenues from Conifer operations included in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2016.

Wells Fargo's Global Fund Services Business

On December 1, 2016, the Company purchased all of the outstanding stock of Wells Fargo's Global Fund Services business ("GFS") for approximately $73.0 million, plus the costs of effecting the transaction and the assumption of certain liabilities. GFS is a leading provider of comprehensive administration, middle-office, operations, and cash/collateral management services.

The net assets and results of operations of GFS have been included in the Company’s Consolidated Financial Statements from December 1, 2016. The fair value of the intangible assets, consisting of customer relationships and completed technology, was determined using the income approach and cost savings method, respectively.  Specifically, the excess earnings method was utilized for the customer relationships, and the cost savings method was utilized for the completed technology. The customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. Completed technology is amortized based on a straight-line basis. The customer relationships are amortized over approximately fourteen years and the completed technology is amortized over approximately two years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $3.5 million in revenues from GFS operations included in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2016.

Citigroup’s Alternative Investor Services Business

On March 11, 2016, the Company purchased all of the outstanding stock of Citigroup’s Alternative Investor Services business, which includes Hedge Fund Services and Private Equity Fund Services (“Citigroup AIS”), for approximately $296.4 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Citigroup AIS is a leading provider of hedge fund and private equity fund administration services.

The net assets and results of operations of Citigroup AIS have been included in the Company’s Consolidated Financial Statements from March 11, 2016. The fair value of the intangible assets, consisting of customer relationships and completed technology, was determined using the income approach and cost savings method.  Specifically, the excess earnings method was utilized for the customer relationships and the cost savings method was utilized for the completed technology. The customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. Completed technology is amortized based on a straight-line basis. The customer relationships are amortized over approximately thirteen years and completed technology is amortized over approximately four years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are $171.7 million in revenues from Citigroup AIS operations included in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2016.

2015 Acquisitions

Primatics Financial

On November 16, 2015, the Company purchased all of the outstanding stock of Primatics for approximately $115.2 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Primatics provides cloud-based integrated risk, compliance and financing solution for the banking industry.

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

Varden Technologies

On September 1, 2015, the Company purchased the assets of Varden for approximately $23.1 million, plus the costs of effecting the transaction and the assumption of certain liabilities. Varden provides cloud-based client and advisor communication solutions for investment firms.

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

The following summarizes the preliminary allocation of the purchase price for the 2016 acquisitions of Conifer, GFS and Citigroup AIS and the final allocation of the purchase price for the 2015 acquisitions of Primatics, Varden and Advent (in thousands):

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Conifer	GFS	Citigroup AIS	Primatics	Varden	Advent
Accounts receivable	$3,995	$6,169	$58,366	$9,337	$1,186	$57,326
Fixed assets	3,049	356	103	2,956	26	15,898
Other assets	1,364	465	1,985	3,439	—	20,510
Acquired client relationships and contracts	40,500	37,700	124,600	36,980	9,000	823,000
Completed technology	—	8,700	44,600	33,900	3,700	311,000
Trade names	—	—	—	4,100	300	18,000
Non-compete agreements	—	—	—	—	100	—
Goodwill	43,100	23,514	78,904	61,685	12,925	1,956,841
Deferred revenue	(103)	—	(3,910)	(5,330)	(835)	(90,126)
Deferred income taxes	—	—	—	(24,943)	—	(424,489)
Other liabilities assumed	(5,367)	(3,948)	(8,228)	(6,943)	(3,268)	(91,428)
Consideration paid, net of cash acquired	$86,538	$72,956	$296,420	$115,181	$23,134	$2,596,532
Additionally, the Company acquired Salentica in October 2016 for approximately $2.0 million.

The consideration paid, net of cash acquired for Citigroup AIS includes purchase price adjustments totaling $20.8 million, which was received during the third and fourth quarters of 2016. This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the year ended December 31, 2016 on the Company’s Consolidated Statement of Cash Flows.

The consideration paid, net of cash acquired for Advent above includes $11.8 million of non-cash consideration related to the fair value of unvested acquired equity awards with a pre-acquisition service period. This amount is excluded from “Cash paid for business acquisitions, net of cash acquired” for the year ended December 31, 2015 on the Company’s Consolidated Statement of Cash Flows.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $0.4 million, $1.7 million, $0.4 million and $2.6 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired – Conifer, Citigroup AIS, Primatics and Advent, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Conifer, GFS, Salentica and Citigroup AIS occurred on January 1, 2015 and Primatics, Varden and Advent occurred on January 1, 2014. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$1,641,009	$1,641,100	$1,208,148
Net income (loss)	$152,391	$31,382	$(49,718)
Basic earnings (loss) per share	$0.76	$0.17	$(0.30)
Basic weighted average number of common shares outstanding	200,252	182,196	166,628
Diluted earnings (loss) per share	$0.74	$0.16	$(0.30)
Diluted weighted average number of common and common equivalent shares outstanding	205,793	190,896	166,628

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any litigation or proceedings that would have a material adverse effect on the Company or its business.

Note 13—Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2016 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

Revenues by geography for the years ended December 31, were (in thousands):

	2016	2015	2014
United States	$1,081,260	$682,293	$514,803
United Kingdom	105,381	107,081	99,163
Europe, excluding United Kingdom	101,320	68,347	49,929
Asia-Pacific and Japan	90,086	64,816	25,184
Canada	65,682	55,562	63,037
Americas, excluding United States and Canada	37,707	22,186	15,745
Total	$1,481,436	$1,000,285	$767,861

Long-lived assets as of December 31, were (in thousands):

	2016	2015	2014
United States	$76,929	$64,141	$60,373
Canada	6,909	5,493	6,376
Asia-Pacific and Japan	6,454	5,715	4,738
Europe	4,163	4,336	10,204
Americas, excluding United States and Canada	782	1,301	1,499
Total	$95,237	$80,986	$83,190

Revenues by product group for the years ended December 31, were (in thousands):

	2016	2015	2014
Portfolio management/accounting	$1,347,736	$918,888	$691,915
Loan management/accounting	64,267	14,205	8,382
Trading/treasury operations	32,171	31,992	32,705
Property management	17,833	16,176	15,217
Money market processing	9,299	8,677	9,421
Financial modeling	8,928	9,078	8,664
Training	1,202	1,269	1,557
Total	$1,481,436	$1,000,285	$767,861

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Supplemental Guarantor Condensed Consolidating Financial Statements

On July 8, 2015, the Company issued $600.0 million aggregate principal amount of Senior Notes. The Senior Notes are jointly and severally and fully and unconditionally guaranteed, in each case subject to certain customary release provisions, by substantially all wholly-owned domestic subsidiaries of the Company that guarantee the Company’s Senior Secured Credit Facilities (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.  Condensed consolidating financial information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$32,393	$85,165	$—	$117,558
Accounts receivable, net	—	162,649	78,658	—	241,307
Prepaid expenses and other current assets	—	16,929	14,190	—	31,119
Prepaid income taxes	—	21,600	—	1,412	23,012
Restricted cash	—	1,788	328	—	2,116
Net property, plant and equipment	—	39,342	41,053	—	80,395
Investment in subsidiaries	2,910,669	927,693	—	(3,838,362)	—
Intercompany receivables	—	162,791	35,071	(197,862)	—
Deferred income taxes, long-term	—	—	2,410	—	2,410
Goodwill, intangible and other assets, net	—	3,869,957	1,339,097	—	5,209,054
Total assets	$2,910,669	$5,235,142	$1,595,972	$(4,034,812)	$5,706,971

Current portion of long-term debt	—	108,989	17,155	—	126,144
Accounts payable	—	8,431	8,059	—	16,490
Accrued expenses	16,155	105,816	57,325	—	179,296
Income taxes payable	—	—	2,061	1,412	3,473
Deferred revenue	—	212,883	22,339	—	235,222
Long-term debt, net of current portion	600,000	1,416,695	358,291	—	2,374,986
Other long-term liabilities	—	29,535	29,692	—	59,227
Intercompany payables	35,936	35,071	126,855	(197,862)	—
Deferred income taxes, long-term	—	407,053	46,502	—	453,555
Total liabilities	652,091	2,324,473	668,279	(196,450)	3,448,393
Total stockholders’ equity	2,258,578	2,910,669	927,693	(3,838,362)	2,258,578
Total liabilities and stockholders’ equity	$2,910,669	$5,235,142	$1,595,972	$(4,034,812)	$5,706,971

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$360,583	$73,576	$—	$434,159
Accounts receivable, net	—	127,446	42,505	—	169,951
Prepaid expenses and other current assets	—	15,920	11,591	—	27,511
Prepaid income taxes	—	38,155	2,472	—	40,627
Restricted cash	—	2,490	328	—	2,818
Net property, plant and equipment	—	31,940	35,203	—	67,143
Investment in subsidiaries	2,722,452	654,278	—	(3,376,730)	—
Intercompany receivables	—	100,992	34,220	(135,212)	—
Deferred income taxes, long-term	—	—	2,199	—	2,199
Goodwill, intangible and other assets, net	—	3,861,711	1,196,123	—	5,057,834
Total assets	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

Current portion of long-term debt	—	17,243	15,038	—	32,281
Accounts payable	—	7,367	4,590	—	11,957
Accrued expenses	17,006	84,174	47,848	—	149,028
Income taxes payable	—	—	1,428	—	1,428
Deferred revenue	—	202,252	19,772	—	222,024
Long-term debt, net of current portion	600,000	1,646,396	472,674	—	2,719,070
Other long-term liabilities	—	31,748	19,686	—	51,434
Intercompany payables	—	34,220	100,992	(135,212)	—
Deferred income taxes, long-term	—	447,663	61,911	—	509,574
Total liabilities	617,006	2,471,063	743,939	(135,212)	3,696,796
Total stockholders’ equity	2,105,446	2,722,452	654,278	(3,376,730)	2,105,446
Total liabilities and stockholders’ equity	$2,722,452	$5,193,515	$1,398,217	$(3,511,942)	$5,802,242

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$1,007,522	$475,713	$(1,799)	$1,481,436
Cost of revenues	—	522,445	279,843	(1,799)	800,489
Gross profit	—	485,077	195,870	—	680,947
Operating expenses:
Selling and marketing	—	88,067	29,031	—	117,098
Research and development	—	107,648	45,041	—	152,689
General and administrative	—	87,527	34,938	—	122,465
Total operating expenses	—	283,242	109,010	—	392,252
Operating income	—	201,835	86,860	—	288,695
Interest expense, net	(35,086)	(68,312)	(25,056)	—	(128,454)
Other (expense) income, net	—	(45,590)	48,965	—	3,375
Earnings from subsidiaries	166,082	88,750	—	(254,832)	—
Income before income taxes	130,996	176,683	110,769	(254,832)	163,616
Provision for income taxes	—	10,601	22,019	—	32,620
Net income	$130,996	$166,082	$88,750	$(254,832)	$130,996
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(55,903)	(55,903)	(57,783)	113,686	(55,903)
Comprehensive income	$75,093	$110,179	$30,967	$(141,146)	$75,093

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$596,497	$405,371	$(1,583)	$1,000,285
Cost of revenues	—	290,979	242,954	(1,583)	532,350
Gross profit	—	305,518	162,417	—	467,935
Operating expenses:
Selling and marketing	—	65,157	29,793	—	94,950
Research and development	—	70,090	40,325	—	110,415
General and administrative	—	74,011	23,821	—	97,832
Total operating expenses	—	209,258	93,939	—	303,197
Operating income	—	96,260	68,478	—	164,738
Interest expense, net	(17,006)	(41,432)	(18,919)	—	(77,357)
Other (expense) income, net	—	(23,985)	27,863	—	3,878
Loss on extinguishment of debt	—	(23,375)	(7,042)	—	(30,417)
Earnings from subsidiaries	59,868	62,375	—	(122,243)	—
Income before income taxes	42,862	69,843	70,380	(122,243)	60,842
Provision for income taxes	—	9,975	8,005	—	17,980
Net income	$42,862	$59,868	$62,375	$(122,243)	$42,862
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(68,049)	(68,049)	(54,490)	122,539	(68,049)
Comprehensive (loss) income	$(25,187)	$(8,181)	$7,885	$296	$(25,187)

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$400,554	$369,226	$(1,919)	$767,861
Cost of revenues	—	187,040	225,610	(1,919)	410,731
Gross profit	—	213,514	143,616	—	357,130
Operating expenses:
Selling and marketing	—	31,012	17,580	—	48,592
Research and development	—	35,121	22,166	—	57,287
General and administrative	—	32,694	18,185	—	50,879
Total operating expenses	—	98,827	57,931	—	156,758
Operating income	—	114,687	85,685	—	200,372
Interest expense, net	—	(11,024)	(14,448)	—	(25,472)
Other (expense) income, net	—	(915)	3,669	—	2,754
Earnings from subsidiaries	131,127	67,974	—	(199,101)	—
Income before income taxes	131,127	170,722	74,906	(199,101)	177,654
Provision for income taxes	—	39,595	6,932	—	46,527
Net income	$131,127	$131,127	$67,974	$(199,101)	$131,127
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(45,495)	(45,495)	(49,947)	95,442	(45,495)
Comprehensive income	$85,632	$85,632	$18,027	$(103,659)	$85,632

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$130,996	$166,082	$88,750	$(254,832)	$130,996
Non-cash adjustments	—	135,476	64,056	—	199,532
Intercompany transactions	35,935	(172,636)	136,701	—	—
Earnings from subsidiaries	(166,082)	(88,750)	—	254,832	—
Changes in operating assets and liabilities	(849)	87,219	1,509	—	87,879
Net cash provided by operating activities	—	127,391	291,016	—	418,407
Cash Flow from Investment Activities:
Additions to property and equipment	—	(14,660)	(13,266)	—	(27,926)
Proceeds from sale of property and equipment	—	68	3	—	71
Cash paid for business acquisitions, net of cash acquired	—	(433,747)	(23,764)	—	(457,511)
Additions to capitalized software	—	(5,231)	(4,390)	—	(9,621)
Purchase of long-term investment	—	(1,000)	—	—	(1,000)
Net changes in restricted cash	—	702	(2)	—	700
Net cash used in investing activities	—	(453,868)	(41,419)	—	(495,287)
Cash Flow from Financing Activities:
Cash received from debt borrowings, net of original issue discount	—	120,000	—	—	120,000
Repayments of debt	—	(265,800)	(117,636)	—	(383,436)
Transactions involving Holding's common stock	—	27,861	—	—	27,861
Intercompany transactions	—	116,745	(116,745)	—	—
Payment of fees related to refinancing activities	—	(519)	—	—	(519)
Net cash (used in) provided by financing activities	—	(1,713)	(234,381)	—	(236,094)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,627)	—	(3,627)
Net (decrease) increase in cash and cash equivalents	—	(328,190)	11,589	—	(316,601)
Cash and cash equivalents, beginning of period	—	360,583	73,576	—	434,159
Cash and cash equivalents, end of period	$—	$32,393	$85,165	$—	$117,558

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$42,862	$59,868	$62,375	$(122,243)	$42,862
Non-cash adjustments	—	97,829	37,871	—	135,700
Intercompany transactions	—	(11,122)	11,122	—	—
Earnings from subsidiaries	(59,868)	(62,375)	—	122,243	—
Changes in operating assets and liabilities	17,006	56,657	(21,601)	—	52,062
Net cash provided by operating activities	—	140,857	89,767	—	230,624
Cash Flow from Investment Activities:
Additions to property and equipment	—	(7,878)	(5,722)	—	(13,600)
Proceeds from sale of property and equipment	—	5	59	—	64
Cash paid for business acquisitions, net of cash acquired	—	(2,723,168)	(7,788)	—	(2,730,956)
Additions to capitalized software	—	(1,651)	(2,622)	—	(4,273)
Net changes in restricted cash	—	453	—	—	453
Net cash used in investing activities	—	(2,732,239)	(16,073)	—	(2,748,312)
Cash Flow from Financing Activities:
Cash received from debt borrowings, net of original issue discount	—	2,410,527	657,548	—	3,068,075
Repayments of debt	—	(554,604)	(348,844)	—	(903,448)
Transactions involving Holding's common stock	—	726,689	1,775	—	728,464
Intercompany transactions	—	373,832	(373,832)	—	—
Payment of fees related to refinancing activities	—	(39,130)	(6,895)	—	(46,025)
Net cash provided by (used in) financing activities	—	2,917,314	(70,248)	—	2,847,066
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,796)	—	(4,796)
Net increase (decrease) in cash and cash equivalents	—	325,932	(1,350)	—	324,582
Cash and cash equivalents, beginning of period	—	34,651	74,926	—	109,577
Cash and cash equivalents, end of period	$—	$360,583	$73,576	$—	$434,159

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$131,127	$131,127	$67,974	$(199,101)	$131,127
Non-cash adjustments	—	37,290	52,123	—	89,413
Intercompany transactions	—	30,072	(30,072)	—	—
Earnings from subsidiaries	(131,127)	(67,974)	—	199,101	—
Changes in operating assets and liabilities	—	23,415	8,577	—	31,992
Net cash provided by operating activities	—	153,930	98,602	—	252,532
Cash Flow from Investment Activities:
Additions to property and equipment	—	(9,051)	(5,989)	—	(15,040)
Proceeds from sale of property and equipment	—	20	22	—	42
Cash paid for business acquisitions, net of cash acquired	—	(2,363)	(84,548)	—	(86,911)
Additions to capitalized software	—	(964)	(2,553)	—	(3,517)
Net changes in restricted cash	—	(1)	984	—	983
Net cash used in investing activities	—	(12,359)	(92,084)	—	(104,443)
Cash Flow from Financing Activities:
Cash received from debt borrowings, net of original issue discount	—	75,000	—	—	75,000
Repayments of debt	—	(132,175)	(79,825)	—	(212,000)
Transactions involving Holding's common stock	—	16,738	1,109	—	17,847
Intercompany transactions	—	(90,950)	90,950	—	—
Payment of contingent consideration	—	—	(500)	—	(500)
Payment of fees related to refinancing activities	—	—	(512)	—	(512)
Net cash (used in) provided by financing activities	—	(131,387)	11,222	—	(120,165)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,817)	—	(2,817)
Net increase in cash and cash equivalents	—	10,184	14,923	—	25,107
Cash and cash equivalents, beginning of period	—	24,467	60,003	—	84,470
Cash and cash equivalents, end of period	$—	$34,651	$74,926	$—	$109,577

Note 15—Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2016 and 2015 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ in thousands, except per share data)
2016
Revenue	$324,131	$373,077	$383,304	$400,924
Gross profit	147,447	162,598	175,277	195,625
Operating income	50,444	66,037	76,903	95,311
Net income	7,005	28,221	38,747	57,023
Basic earnings per share	$0.04	$0.14	$0.19	$0.28
Diluted earnings per share	$0.03	$0.14	$0.19	$0.28
Cash dividends declared per common share	$0.0625	$0.0625	$0.0625	$0.0625

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter
	($ in thousands, except per share data)
2015
Revenue	$205,735	$212,768	$280,894	$300,888
Gross profit	93,428	103,265	129,030	142,212
Operating income	43,133	58,351	14,952	48,302
Net income (loss)	26,246	39,128	(34,610)	12,098
Basic earnings (loss) per share	$0.16	$0.23	$(0.18)	$0.06
Diluted earnings (loss) per share	$0.15	$0.22	$(0.18)	$0.06
Cash dividends declared per common share	$0.0625	$0.0625	$0.0625	$0.0625

(1)

During the third quarter of 2015, the Company recognized a loss on extinguishment of debt of $30.4 million and professional fees of $13.5 million associated with the Company’s acquisition of Advent, both of which decreased net income for the period.

Note 16—Subsequent Event

Dividend declared. On February 17, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.0625 per share of common stock payable on March 15, 2017 to stockholders of record as of the close of business on March 1, 2017.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.4†

Agreement and Plan of Merger, dated as of February 2, 2015, by and among Advent Software, Inc., the Registrant and Arbor Acquisition Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2015 (File No. 001-34675)

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016 (File No. 001-34675)

3.2	Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the 2010 Form S-1

4.1

Indenture, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

4.2

First Supplemental Indenture, dated as of March 4, 2016 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.2 of the Registrant’s registration statement on Form S-4 (File No. 333-210667)

4.3

Second Supplemental Indenture, dated as of March 21, 2016 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-4 (File No. 333-210667)

10.1

Credit Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.2

Registration Rights Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and the representatives of the initial purchasers named therei is incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.3

Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)

10.4

Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10.5

Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10.6

Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10.7

Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4

10.8

2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10.9*

Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

Exhibit Number	Description of Exhibit
10.10*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K

10.11	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1

10.12*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1

10.13*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1

10.14*

First Amended and Restated Employment Agreement, dated as of March 31, 2015, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2015 (File No. 001-34675)

10.15

Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.16

Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10.17

Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10.18

Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10.19

Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1

10.20

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

10.23*

Restricted Stock Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.24*

Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

10.25*

Amended and Restated Stock Option Agreement, dated March 10, 2013, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2013 (File No. 001-34675)

10.26*

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.27*	Amended and Restated 2014 Stock Incentive Plan of SS&C Technologies Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 26, 2016

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.