Form 10-Q
period 2017-03-31
SS&C Technologies Holdings Inc
filed 2017-05-05
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 204,008,460 shares of the registrant’s common stock outstanding as of April 28, 2017.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Explanatory Note

On June 24, 2016, SS&C Technologies Holdings, Inc. completed a two-for-one stock split, effective in the form of a stock dividend. All share and per share amounts (other than for the Company’s Class A non-voting common stock) have been retroactively restated for all periods presented to reflect the stock split.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$108,842	$117,558
Accounts receivable, net of allowance for doubtful accounts of $6,860 and $5,944, respectively	247,553	241,307
Prepaid expenses and other current assets	33,256	31,119
Prepaid income taxes	15,674	23,012
Restricted cash	2,071	2,116
Total current assets	407,396	415,112
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	45,218	42,749
Equipment, furniture, and fixtures	125,657	120,011
	173,530	165,415
Less: accumulated depreciation	(91,603)	(85,020)
Net property, plant and equipment	81,927	80,395
Deferred income taxes	2,342	2,410
Goodwill (Note 3)	3,659,631	3,652,733
Intangible and other assets, net of accumulated amortization of $784,547 and $730,234, respectively	1,507,787	1,556,321
Total assets	$5,659,083	$5,706,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 2)	$100,812	$126,144
Accounts payable	23,642	16,490
Income taxes payable	—	3,473
Accrued employee compensation and benefits	42,060	104,118
Interest payable	7,420	21,470
Other accrued expenses	54,685	53,708
Deferred revenue	249,296	235,222
Total current liabilities	477,915	560,625
Long-term debt, net of current portion (Note 2)	2,343,737	2,374,986
Other long-term liabilities	65,057	59,227
Deferred income taxes	443,300	453,555
Total liabilities	3,330,009	3,448,393
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 5):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 205,546,797 shares and 204,616,054 shares issued, respectively, and 203,973,458 shares and 203,042,715 shares outstanding, respectively, of which 7,938 and 11,252 are unvested, respectively	2,055	2,046
Additional paid-in capital	1,945,533	1,921,256
Accumulated other comprehensive loss	(128,294)	(139,073)
Retained earnings	527,780	492,349
	2,347,074	2,276,578
Less: cost of common stock in treasury, 1,573,339 shares	(18,000)	(18,000)
Total stockholders’ equity	2,329,074	2,258,578
Total liabilities and stockholders’ equity	$5,659,083	$5,706,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Software-enabled services	$276,452	$205,647
Maintenance and term licenses	110,557	95,120
Total recurring revenues	387,009	300,767
Perpetual licenses	2,828	5,215
Professional services	17,862	18,149
Total non-recurring revenues	20,690	23,364
Total revenues	407,699	324,131
Cost of revenues:
Software-enabled services	154,006	113,728
Maintenance and term licenses	46,985	46,946
Total recurring cost of revenues	200,991	160,674
Perpetual licenses	565	498
Professional services	15,903	15,512
Total non-recurring cost of revenues	16,468	16,010
Total cost of revenues	217,459	176,684
Gross profit	190,240	147,447
Operating expenses:
Selling and marketing	30,242	29,861
Research and development	38,449	36,447
General and administrative	31,832	30,695
Total operating expenses	100,523	97,003
Operating income	89,717	50,444
Interest expense, net	(29,020)	(33,089)
Other expense, net	(71)	(1,847)
Loss on extinguishment of debt	(2,326)	—
Income before income taxes	58,300	15,508
Provision for income taxes	10,153	8,503
Net income	$48,147	$7,005

Basic earnings per share	$0.24	$0.04
Diluted earnings per share	$0.23	$0.03

Basic weighted average number of common shares outstanding	203,376	197,520
Diluted weighted average number of common and common equivalent shares outstanding	209,704	204,262

Cash dividends declared and paid per common share	$0.0625	$0.0625

Net income	$48,147	$7,005
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	10,779	9,321
Total comprehensive income, net of tax	10,779	9,321
Comprehensive income	$58,926	$16,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net income	$48,147	$7,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,557	55,273
Stock-based compensation expense	10,900	15,347
Income tax benefit related to exercise of stock options	—	(8,174)
Amortization and write-offs of loan origination costs	2,656	2,653
Loss on extinguishment of debt	963	—
Loss (gain) on sale or disposition of property and equipment	10	(2)
Deferred income taxes	(7,295)	(6,274)
Provision for doubtful accounts	1,154	679
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(7,087)	(33,203)
Prepaid expenses and other assets	(2,532)	(1,221)
Accounts payable	6,106	3,592
Accrued expenses	(72,908)	(52,843)
Income taxes prepaid and payable	5,077	10,526
Deferred revenue	12,777	25,260
Net cash provided by operating activities	56,525	18,618
Cash flow from investing activities:
Additions to property and equipment	(5,990)	(2,808)
Proceeds from sale of property and equipment	—	2
Cash paid for business acquisitions, net of cash acquired	1,805	(317,554)
Additions to capitalized software	(3,277)	(2,169)
Net cash used in investing activities	(7,462)	(322,529)
Cash flow from financing activities:
Cash received from debt borrowings	45,000	—
Repayments of debt	(105,200)	(29,825)
Proceeds from exercise of stock options	14,017	7,629
Withholding taxes related to equity award net share settlement	(589)	(1,559)
Income tax benefit related to exercise of stock options	—	8,174
Dividends paid on common stock	(12,715)	(12,353)
Net cash used in financing activities	(59,487)	(27,934)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,663	(488)
Net decrease in cash, cash equivalents and restricted cash	(8,761)	(332,333)
Cash, cash equivalents and restricted cash, beginning of period	119,674	436,977
Cash, cash equivalents and restricted cash, end of period	$110,913	$104,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “2016 Form 10-K”). In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of its financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2016, which were included in the 2016 Form 10-K. The December 31, 2016 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. This ASU requires that restricted cash be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company for its first quarter of fiscal 2018.  Early adoption is permitted and the guidance requires application using a retrospective method.  The Company has early adopted ASU 2016-18, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017.  The Company has applied this guidance prospectively as of January 1, 2017 and, accordingly, data for the three months ended March 31, 2016 will not be adjusted.  Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Condensed Consolidated Statements of Cash Flows.  As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the three months ended March 31, 2016 will not be adjusted and continue to be reported in financing activities in the Condensed Consolidated Statements of Cash Flows.  As a result of the adoption, the Company recognized discrete tax benefits of $5.1 million in the provision for income taxes line of the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established.  The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change.  The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017, which had the effect of increasing the weighted average common stock equivalents.  Prior to the adoption of ASU 2016-09, the Company included excess tax benefits is assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method.  Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

Recent Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. As a result of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company expects to adopt ASU 2017-04 for the Company’s goodwill impairment tests in 2017.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics.  ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of the Company’s adoption of ASU 2016-15 to the Company’s Condensed Consolidated Financial Statements will be to change the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within the Company’s Condensed Consolidated Statement of Cash Flows.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for its first quarter of fiscal 2020 and earlier adoption is permitted beginning in the first quarter of fiscal 2019. Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date.  The Company is currently evaluating the impact of the pending adoption of ASU 2016-13 on the Company’s Condensed Consolidated Financial Statements.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.  ASU 2016-02 is effective for the Company for its first quarter of fiscal 2019 and earlier adoption is permitted.  The impact of the Company’s adoption of ASU 2016-02 to the Company’s Condensed Consolidated Financial Statements will be to recognize the majority of the Company’s operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

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

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Revenue from Contracts with Customers (Topic 606) – Technical Corrections and Improvements to Topic 606. The amendments in these updates affect the guidance contained within ASU 2014-09.

The new revenue standard is expected to change the revenue recognition practices for the Company’s perpetual and term software license arrangements.  More specifically, the Company does not expect that the license component of the Company’s term

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

license arrangements will be recognized ratably over the contractual term.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.  The Company intends to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Note 2—Debt

At March 31, 2017 and December 31, 2016, debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior secured credit facilities, weighted-average interest rate of 3.17% and 3.94%, respectively	$1,833,425	$1,865,625
5.875% senior notes due 2023	600,000	600,000
Senior secured credit facilities revolving portion, weighted- average interest rate of 3.41% and 3.50%, respectively	66,000	94,000
Unamortized original issue discount and debt issuance costs	(54,876)	(58,495)
	2,444,549	2,501,130
Less current portion of long-term debt	100,812	126,144
Long-term debt	$2,343,737	$2,374,986

On March 2, 2017, the Company entered into an amendment (the “Amendment”) to our senior secured credit agreement dated July 8, 2015. Pursuant to the Amendment, the highest (non-default) interest rate margin applicable to Term Loan A was reduced from LIBOR plus 2.75% to LIBOR plus 1.75%, and the highest (non-default) interest rate margin applicable to Term Loan B was reduced from LIBOR plus 3.25% to LIBOR plus 2.25%. The LIBOR “floor” was also amended for the Term Loan A and the Term Loan B to be 0%. Subject to certain exceptions, in the event the Company and/or its subsidiaries enters into a transaction within six months from the Amendment Effective Date, the effect of which is to lower the “effective yield” of all or a portion of either the Term Loan A or the Term Loan B, the Company will pay to the applicable lenders a 1% prepayment premium on the loans subject to such transaction.  No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

 The Amendment was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for debt modification and extinguishment accounting. The Company accounted for the debt re-pricing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Loss on extinguishment of debt section below.

Loss on extinguishment of debt. The Company recorded a $2.3 million loss on extinguishment of debt in the three months ended March 31, 2017 in connection with the Amendment. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit facility for amounts accounted for as a debt extinguishment, as well as new financing fees related to the senior secured credit facility for amounts accounted for as a debt modification.

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,833,425	$1,840,616	$1,865,625	$1,887,043
5.875% senior notes due 2023	600,000	634,500	600,000	619,500
Senior secured credit facilities, revolving portion	66,000	65,885	94,000	93,883

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 3—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2017 is as follows (in thousands):

Balance at December 31, 2016	$3,652,733
Adjustments to prior acquisitions	(1,200)
Effect of foreign currency translation	8,098
Balance at March 31, 2017	$3,659,631

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Net income	48,147	7,005

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	203,376	197,520
Weighted average common stock equivalents — options and restricted shares	6,328	6,742
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	209,704	204,262

Earnings per share - Basic	$0.24	$0.04
Earnings per share - Diluted	$0.23	$0.03

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Weighted average stock options, SARs, RSUs and RSAs representing 14,455,614 and 13,807,238 shares were outstanding for the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Dividends. In 2017, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2017, to stockholders of record as of the close of business on March 1, 2017 totaling $12.7 million.   In 2016, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2016  to stockholders of record as of the close of business on March 7, 2016 totaling $12.4 million.

Note 5—Equity and Stock-based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
Consolidated Statements of Comprehensive Income Classification	2017	2016
Cost of software-enabled services	$2,729	$2,405
Cost of maintenance and term licenses	564	811
Cost of recurring revenues	3,293	3,216
Cost of professional services	542	644
Cost of non-recurring revenues	542	644
Total cost of revenues	3,835	3,860
Selling and marketing	2,673	3,585
Research and development	1,987	2,216
General and administrative	2,405	5,686
Total operating expenses	7,065	11,487
Total stock-based compensation expense	$10,900	$15,347

The following table summarizes stock option and SAR activity as of and for the three months ended March 31, 2017:

Shares
Outstanding at December 31, 2016	25,028,100
Granted	5,069,478
Cancelled/forfeited	(222,288)
Exercised	(1,004,874)
Outstanding at March 31, 2017	28,870,416

The following table summarizes RSU activity as of and for the three months ended March 31, 2017:

Shares
Outstanding at December 31, 2016	357,292
Granted	-
Cancelled/forfeited	(7,592)
Vested	(9,820)
Outstanding at March 31, 2017	339,880

Note 6—Income Taxes

The effective tax rate was 17% and 55% for the three months ended March 31, 2017 and 2016, respectively.  The change in the effective tax rate for the three months ended March 31, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current quarter and the absence of the unfavorable impact of a change in state apportionment on our domestic deferred

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

tax liabilities as a result of the acquisition of Citigroup AIS in the first quarter of 2016, partially offset by the unfavorable impact from an increase in pre-tax income from domestic operations taxed at a high statutory rate.

Note 7—Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Conifer Financial Services LLC (“Conifer”), Wells Fargo's Global Fund Services business (“GFS”) and Citigroup’s Alternative Investor Services business occurred on January 1, 2015. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

For the Three Months Ended March 31,
2016
Revenues	$405,300
Net income	$17,363

Basic EPS	$0.09
Diluted EPS	$0.09

Basic weighted average number of common shares outstanding	197,520
Diluted weighted average number of common and common equivalent shares outstanding	204,262

During the first quarter of 2017, the Company received cash purchase price adjustments totaling $1.8 million related to the acquisitions of Conifer and GFS.  This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the three months ended March 31, 2017 on the Company’s Condensed Consolidated Statement of Cash Flows.

Note 8—Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company's management, the Company is not involved in any litigation or proceedings that would have a material adverse effect on the Company or its business.

Note 9—Supplemental Guarantor Financial Statements

On July 8, 2015, the Company issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “Senior Notes”). The Senior Notes are jointly and severally and fully and unconditionally guaranteed, in each case subject to certain customary release provisions, by substantially all wholly-owned domestic subsidiaries of the Company that guarantee the Company’s Amended Senior Secured Credit Agreement (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Amended Senior Secured Credit Agreement. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.  During the three months ended March 31, 2017, the Company added certain U.S. subsidiaries as Guarantors to the Senior Notes.  The condensed consolidating balance sheet as of December 31, 2016 below reflects the addition of these entities as Guarantor Subsidiaries.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed consolidating financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$26,291	$82,551	$—	$108,842
Accounts receivable, net	—	177,016	70,537	—	247,553
Prepaid expenses and other current assets	—	20,444	12,812	—	33,256
Prepaid income taxes	—	15,759	16	(101)	15,674
Restricted cash	—	1,743	328	—	2,071
Net property, plant and equipment	—	44,839	37,088	—	81,927
Investment in subsidiaries	2,989,978	811,769	—	(3,801,747)	—
Intercompany receivables	—	180,696	46,533	(227,229)	—
Deferred income taxes, long-term	—	—	2,342	—	2,342
Goodwill, intangible and other assets, net	—	3,983,038	1,184,380	—	5,167,418
Total assets	$2,989,978	$5,261,595	$1,436,587	$(4,029,077)	$5,659,083

Current portion of long-term debt	—	80,797	20,015	—	100,812
Accounts payable	—	17,875	5,767	—	23,642
Accrued expenses	7,344	57,451	39,370	—	104,165
Income taxes payable	—	—	101	(101)	—
Deferred revenue	—	221,051	28,245	—	249,296
Long-term debt, net of current portion	600,000	1,415,163	328,574	—	2,343,737
Other long-term liabilities	—	33,066	31,991	—	65,057
Intercompany payables	53,560	46,533	127,136	(227,229)	—
Deferred income taxes, long-term	—	399,681	43,619	—	443,300
Total liabilities	660,904	2,271,617	624,818	(227,330)	3,330,009
Total stockholders’ equity	2,329,074	2,989,978	811,769	(3,801,747)	2,329,074
Total liabilities and stockholders’ equity	$2,989,978	$5,261,595	$1,436,587	$(4,029,077)	$5,659,083

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$33,723	$83,835	$—	$117,558
Accounts receivable, net	—	174,927	66,380	—	241,307
Prepaid expenses and other current assets	—	18,129	12,990	—	31,119
Prepaid income taxes	—	21,600	1,412	—	23,012
Restricted cash	—	1,788	328	—	2,116
Net property, plant and equipment	—	42,358	38,037	—	80,395
Investment in subsidiaries	2,910,669	769,716	—	(3,680,385)	—
Intercompany receivables	—	162,791	39,894	(202,685)	—
Deferred income taxes, long-term	—	—	2,410	—	2,410
Goodwill, intangible and other assets, net	—	4,021,445	1,187,609	—	5,209,054
Total assets	$2,910,669	$5,246,477	$1,432,895	$(3,883,070)	$5,706,971

Current portion of long-term debt	—	108,989	17,155	—	126,144
Accounts payable	—	10,714	5,776	—	16,490
Accrued expenses	16,155	109,746	53,395	—	179,296
Income taxes payable	—	—	3,473	—	3,473
Deferred revenue	—	212,890	22,332	—	235,222
Long-term debt, net of current portion	600,000	1,416,695	358,291	—	2,374,986
Other long-term liabilities	—	29,827	29,400	—	59,227
Intercompany payables	35,936	39,894	126,855	(202,685)	—
Deferred income taxes, long-term	—	407,053	46,502	—	453,555
Total liabilities	652,091	2,335,808	663,179	(202,685)	3,448,393
Total stockholders’ equity	2,258,578	2,910,669	769,716	(3,680,385)	2,258,578
Total liabilities and stockholders’ equity	$2,910,669	$5,246,477	$1,432,895	$(3,883,070)	$5,706,971

	For the Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$286,034	$122,100	$(435)	$407,699
Cost of revenues	—	144,757	73,137	(435)	217,459
Gross profit	—	141,277	48,963	—	190,240
Operating expenses:
Selling and marketing	—	22,625	7,617	—	30,242
Research and development	—	27,169	11,280	—	38,449
General and administrative	—	22,608	9,224	—	31,832
Total operating expenses	—	72,402	28,121	—	100,523
Operating income	—	68,875	20,842	—	89,717
Interest expense, net	(8,813)	(15,004)	(5,203)	—	(29,020)
Other (expense) income, net	—	(17,731)	17,660	—	(71)
Loss on extinguishment of debt	—	(1,743)	(583)	—	(2,326)
Earnings from subsidiaries	56,960	28,629	—	(85,589)	—
Income before income taxes	48,147	63,026	32,716	(85,589)	58,300
Provision for income taxes	—	6,066	4,087	—	10,153
Net income	$48,147	$56,960	$28,629	$(85,589)	$48,147
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	10,779	10,779	10,109	(20,888)	10,779
Comprehensive income	$58,926	$67,739	$38,738	$(106,477)	$58,926

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$218,989	$105,584	$(442)	$324,131
Cost of revenues	—	113,502	63,624	(442)	176,684
Gross profit	—	105,487	41,960	—	147,447
Operating expenses:
Selling and marketing	—	22,747	7,114	—	29,861
Research and development	—	25,364	11,083	—	36,447
General and administrative	—	22,479	8,216	—	30,695
Total operating expenses	—	70,590	26,413	—	97,003
Operating income	—	34,897	15,547	—	50,444
Interest expense, net	(8,649)	(17,916)	(6,524)	—	(33,089)
Other (expense) income, net	—	(14,401)	12,554	—	(1,847)
Earnings from subsidiaries	15,654	17,837	—	(33,491)	—
Income before income taxes	7,005	20,417	21,577	(33,491)	15,508
Provision for income taxes	—	4,763	3,740	—	8,503
Net income	$7,005	$15,654	$17,837	$(33,491)	$7,005
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	9,321	9,321	4,773	(14,094)	9,321
Comprehensive income	$16,326	$24,975	$22,610	$(47,585)	$16,326

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$48,147	$56,960	$28,629	$(85,589)	$48,147
Non-cash adjustments	—	50,458	16,487	—	66,945
Intercompany transactions	17,625	(12,791)	(4,834)	—	—
Earnings from subsidiaries	(56,960)	(28,629)	—	85,589	—
Changes in operating assets and liabilities	(8,812)	(36,492)	(13,263)	—	(58,567)
Net cash provided by operating activities	—	29,506	27,019	—	56,525
Cash Flow from Investment Activities:
Additions to property and equipment	—	(5,027)	(963)	—	(5,990)
Cash paid for business acquisitions, net of cash acquired	—	1,802	3	—	1,805
Additions to capitalized software	—	(2,331)	(946)	—	(3,277)
Net cash used in investing activities	—	(5,556)	(1,906)	—	(7,462)
Cash Flow from Financing Activities:
Cash received from debt borrowings	—	45,000	—	—	45,000
Repayments of debt	—	(77,200)	(28,000)	—	(105,200)
Transactions involving Holding's common stock	—	713	—	—	713
Intercompany transactions	—	60	(60)	—	—
Net cash used in financing activities	—	(31,427)	(28,060)	—	(59,487)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1,663	—	1,663
Net decrease in cash, cash equivalents and restricted cash	—	(7,477)	(1,284)	—	(8,761)
Cash, cash equivalents and restricted cash, beginning of period	—	35,511	84,163	—	119,674
Cash, cash equivalents and restricted cash, end of period	$—	$28,034	$82,879	$—	$110,913

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$7,005	$15,654	$17,837	$(33,491)	$7,005
Non-cash adjustments	—	42,812	16,690	—	59,502
Intercompany transactions	18,310	(20,863)	2,553	—	—
Earnings from subsidiaries	(15,654)	(17,837)	—	33,491	—
Changes in operating assets and liabilities	(9,661)	(15,800)	(22,428)	—	(47,889)
Net cash provided by operating activities	—	3,966	14,652	—	18,618
Cash Flow from Investment Activities:
Additions to property and equipment	—	(1,068)	(1,740)	—	(2,808)
Proceeds from sale of property and equipment	—	2	—	—	2
Cash paid for business acquisitions, net of cash acquired	—	(219,276)	(98,278)	—	(317,554)
Additions to capitalized software	—	(1,253)	(916)	—	(2,169)
Net cash used in investing activities	—	(221,595)	(100,934)	—	(322,529)
Cash Flow from Financing Activities:
Repayments of debt	—	(20,000)	(9,825)	—	(29,825)
Transactions involving Holding's common stock	—	1,891	—	—	1,891
Intercompany transactions	—	(90,798)	90,798	—	—
Net cash (used in) provided by financing activities	—	(108,907)	80,973	—	(27,934)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(488)	—	(488)
Net decrease in cash, cash equivalents and restricted cash	—	(326,536)	(5,797)	—	(332,333)
Cash, cash equivalents and restricted cash, beginning of period	—	363,073	73,904	—	436,977
Cash, cash equivalents and restricted cash, end of period	$—	$36,537	$68,107	$—	$104,644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2016 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q.

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2016 Form 10-K. Our critical accounting policies are described in the 2016 Form 10-K and include:

•	Revenue Recognition
•	Long-Lived Assets, Intangible Assets and Goodwill
•	Acquisition Accounting
•	Stock-based Compensation
•	Income Taxes

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

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenues:
Software-enabled services	68%	63%
Maintenance and term licenses	27	29
Total recurring revenues	95	92
Perpetual licenses	1	2
Professional services	4	6
Total non-recurring revenues	5	8
Total revenues	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2017	2016
Revenues:
Software-enabled services	$276,452	$205,647	34%
Maintenance and term licenses	110,557	95,120	16
Total recurring revenues	387,009	300,767	29
Perpetual licenses	2,828	5,215	(46)
Professional services	17,862	18,149	(2)
Total non-recurring revenues	20,690	23,364	(11)
Total revenues	$407,699	$324,131	26

Three Months Ended March 31, 2017 and 2016. Our revenues increased primarily due to revenues related to our acquisitions of Wells Fargo’s Global Fund Services business (“GFS”) and Conifer Financial Services (“Conifer”) in the fourth quarter of 2016 and Citigroup Alternative Investor Services business (“Citigroup AIS”) in the first quarter of 2016, which, combined, contributed $58.1 million in revenues, net of a reduction of $1.2 million in revenues related to the loss of sales to these businesses.  Additionally, organic revenues increased $26.4 million, of which approximately $17.2 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  The remaining increase was primarily due to a continued increase in demand for our fund administration services from alternative investment managers. These increases were partially offset by the unfavorable impact from foreign currency translation of $0.9 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound. Recurring revenues increased primarily due to the acquisitions, which added revenues of $57.7 million, as well as an increase in organic revenues of $29.3 million, of which $14.8 million was the result of the impact of the fair value adjustment of acquired deferred revenue on the periods. Non-recurring revenues decreased primarily due to a decrease in perpetual license sales offset by the acquisitions, which contributed revenues of $0.4 million, as well as an increase of $2.4 million resulting from the impact of the fair value adjustment of acquired deferred revenue.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Cost of revenues:
Cost of software-enabled services	56%	55%
Cost of maintenance and term licenses	42	49
Total cost of recurring revenues	52	53
Cost of perpetual licenses	20	10
Cost of professional services	89	85
Total cost of non-recurring revenues	80	69
Total cost of revenues	53	55
Gross margin percentage	47	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2017	2016
Cost of revenues:
Cost of software-enabled services	$154,006	$113,728	35%
Cost of maintenance and term licenses	46,985	46,946	0
Total cost of recurring revenues	200,991	160,674	25
Cost of perpetual licenses	565	498	13
Cost of professional services	15,903	15,512	3
Total cost of non-recurring revenues	16,468	16,010	3
Total cost of revenues	$217,459	$176,684	23

Three Months Ended March 31, 2017 and 2016. Our total cost of revenues increased primarily due to our acquisitions of GFS, Conifer and Citigroup AIS, which, combined, added costs of $43.0 million. This increase was partially offset by the favorable impact from foreign currency translation of $1.9 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Selling and marketing	7%	9%
Research and development	10	11
General and administrative	8	10
Total operating expenses	25%	30%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2017	2016
Operating expenses:
Selling and marketing	$30,242	$29,861	1%
Research and development	38,449	36,447	5
General and administrative	31,832	30,695	4
Total operating expenses	$100,523	$97,003	4

Three Months Ended March 31, 2017 and 2016. The increase in total operating expenses in 2017 was primarily due to our acquisitions of GFS, Conifer and Citigroup AIS, which, combined, added expenses of $8.2 million. These increases were offset by a decrease in stock-based compensation of $4.5 million primarily attributed to accelerated stock-based compensation related to the elimination of redundant positions at an acquisition during the three months ended March 31, 2016.  These increases were also partially offset by the favorable impact from foreign currency translation of $1.1 million, which resulted from the strength of the U.S. dollar relative to the British pound.

Comparison of the Three Months Ended March 31, 2017 and 2016 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $29.0 million in 2017 compared to $33.1 million in 2016.  The decrease in interest expense for the three months ended March 31, 2017 was primarily due to a lower average debt balance and a lower average interest rate as compared to the three months ended March 31, 2016. These facilities are discussed further in “Liquidity and Capital Resources”.

Other expense, net. Other expense, net for the three months ended March 31, 2017 and 2016 consisted primarily of foreign currency transaction losses.

Loss on extinguishment of debt. We recorded a $2.3 million loss on extinguishment of debt in the three months ended March 31, 2017 in connection with the amendment of our senior secured credit facility. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit facility for amounts accounted for as a debt extinguishment, as well as the new financing fees related to the senior secured credit facility for amounts accounted for as a debt modification.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Provision for income taxes	$10,153	$8,503
Effective tax rate	17%	55%

Our March 31, 2017 and 2016 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in the effective tax rate for the three months ended March 31, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current quarter and the absence of the unfavorable impact of a change in state apportionment on our domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS in the first quarter of 2016, partially offset by the unfavorable impact from an increase in pre-tax income from domestic operations taxed at a high statutory rate. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 34.6% and 19.3%, respectively, in 2017. The consolidated expected effective tax rate for the year ended December 31, 2017 is forecasted to be between 20% and 22%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In 2017, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 to stockholders of record as of the close of business on March 1, 2017 totaling $12.7 million.

Our cash, cash equivalents and restricted cash at March 31, 2017 were $110.9 million, a decrease of $8.8 million from $119.7 million at December 31, 2016. The decrease in cash, cash equivalents and restricted cash is primarily due to net repayments of debt, payments of annual employee cash incentive, payment of dividends, capital expenditures and payment of withholding taxes related to equity award net share settlement. These decreases were partially offset by cash provided by operations and proceeds from stock option exercises.

Net cash provided by operating activities was $56.5 million for the three months ended March 31, 2017.  Cash provided by operating activities primarily resulted from net income of $48.1 million adjusted for non-cash items of $66.9 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $58.6 million. The changes in our working capital accounts include a decrease in accrued expenses and increases in accounts receivable and prepaid expenses and other assets.

These changes were partially offset by increases in deferred revenues and accounts payable and a change in income taxes prepaid and payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2017.  The increase in accounts receivable was primarily due to an increase in days’ sales outstanding related to receivables within recently acquired businesses.  The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $7.5 million for the three months ended March 31, 2017, primarily related to $6.0 million in capital expenditures and $3.3 million in capitalized software costs partially offset by cash received of $1.8 million related to purchase price adjustments for prior acquisitions.

Financing activities used net cash of $59.5 million for the three months ended March 31, 2017, representing net repayments of debt totaling $60.2 million, $12.7 million in quarterly dividends paid and $0.6 million in withholding taxes paid related to equity award net share settlements, partially offset by proceeds of $14.0 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2017, we held approximately $75.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At March 31, 2017, we held approximately $51.1 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities. At March 31, 2017, we held approximately $18.6 million in cash at our Indian operations that if repatriated to our foreign debt holder would incur distribution taxes of approximately $3.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

On March 2, 2017 (“Amendment Effective Date”), we entered into an amendment (the “Amendment”) to our senior secured credit agreement (“Amended Senior Secured Credit Agreement”) dated July 8, 2015. Pursuant to the Amendment, the highest (non-default) interest rate margin applicable to Term Loan A was reduced from LIBOR plus 2.75% to LIBOR plus 1.75%, and the highest (non-default) interest rate margin applicable to Term Loan B was reduced from LIBOR plus 3.25% to LIBOR plus 2.25%. The LIBOR “floor” was also amended for the Term Loan A and the Term Loan B to be 0%. Subject to certain exceptions, in the event the Company and/or its subsidiaries enters into a transaction within six months from the Amendment Effective Date, the effect of which is to lower the “effective yield” of all or a portion of either the Term Loan A or the Term Loan B, the Company will pay to the applicable lenders a 1% prepayment premium on the loans subject to such transaction. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

The Amendment was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted the debt re-pricing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Note 2 to our Consolidated Financial Statements for further discussion of debt.

The Company recorded a $2.3 million loss on extinguishment of debt in the three months ended March 31, 2017 in connection with the Amendment. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit facility for amounts accounted for as a debt extinguishment, as well as new financing fees related to the Amendment for amounts accounted for as a debt modification.

As of March 31, 2017, there was $90.7 million in principal amount outstanding under the Term Loan A-1, $140.6 million in principal amount outstanding under the Term Loan A-2, $1,476.0 million in principal amount outstanding under the Term Loan B-1 and $126.2 million in principal amount outstanding under the Term Loan B-2.  In addition, the Amended Senior Secured Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments, or the Revolving Credit Facility, of which $66.0 million and $94.0 million was outstanding as of March 31, 2017 and December 31, 2016, respectively.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.5 million and $0.6 million was outstanding as of March 31, 2017 and December 31, 2016, respectively.

We are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term Loan B-1 and Term Loan B-2, with the balance due and payable on the seventh anniversary of its incurrence. We are required to make scheduled quarterly payments of 1.25% of the original principal amount of the Term Loan A-1 and Term Loan A-2 until September 30, 2017 and quarterly payments of 2.50% of the original principal amount of the Term Loan A-1 and Term Loan A-2 from December 31, 2017 until June 30, 2020 with the balance due and payable on the fifth anniversary of the incurrence thereof. No amortization is required under the Revolving Credit Facility.

Our obligations under the Term Loans are guaranteed by (i) Holdings and each of our existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term Loan B-1 and the Revolving Credit Facility and (ii) Holdings, SS&C and each of our existing and future wholly-owned restricted subsidiaries, in the case of the Term Loan A-1, the Term Loan A-2 and the Term Loan B-2.

The obligations of the U.S. loan parties under the Amended Senior Secured Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the Amended Senior Secured Credit Agreement are secured by substantially all of Holdings’ and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of Holdings’ wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The Amended Senior Secured Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Amended Senior Secured Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. In addition, under the Amended Senior Secured Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Amended Senior Secured Credit Agreement, in which case the lenders could elect to accelerate payments under the Amended Senior Secured Credit Agreement and terminate any commitments they have to provide future borrowings. As of March 31, 2017, we were in compliance with the financial and non-financial covenants.

Senior Notes

On July 8, 2015, in connection with the acquisition of Advent, we issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023. The Senior Notes are guaranteed by SS&C and each of our wholly-owned domestic subsidiaries that borrows or guarantees obligations under the Amended Senior Secured Credit Agreement. The guarantees are full and unconditional and joint and several. The Senior Notes are unsecured senior obligations that are equal in right of payments to all existing and future senior debt, including the Amended Senior Secured Credit Agreement.

On April 20, 2016, we commenced an offer to exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, except that the new notes were registered under the Securities Act of 1933. The exchange offer expired on May 18, 2016 and 100% of the Senior Notes were exchanged for the new notes.

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

As of March 31, 2017, there were $600.0 million in principal amount of Senior Notes outstanding.

Covenant Compliance

Under the Amended Senior Secured Credit Agreement, we are required to satisfy and maintain a specified financial ratio. Our continued ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio. Any breach of these covenants could result in an event of default under the Amended Senior Secured Credit Agreement. Upon the occurrence of any event of default under the Amended Senior Secured Credit Agreement, the lenders could elect to declare all amounts outstanding under the Amended Senior Secured Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Amended Senior Secured Credit Agreement, which is a material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Amended Senior Secured Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Amended Senior Secured Credit Agreement.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Any breach of covenants in the Amended Senior Secured Credit Agreement that are tied to ratios based on Consolidated EBITDA could result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed immediately due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under the Amended Senior Secured Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Amended Senior Secured Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles, or GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the Amended Senior Secured Credit Agreement requires that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

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
•

Consolidated EBITDA excludes expenses and income that are permitted to be excluded per the terms of our Amended Senior Secured Credit Agreement, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Amended Senior Secured Credit Agreement.

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2017	2016	2017
Net income	$48,147	$7,005	$172,138
Interest expense, net	29,020	33,089	124,385
Provision for income tax	10,153	8,503	34,270
Depreciation and amortization	58,557	55,273	231,967
EBITDA	145,877	103,870	562,760
Stock-based compensation	10,900	15,347	46,117
Capital-based taxes	375	472	1,385
Acquired EBITDA and cost savings (1)	808	4,768	6,627
Non-cash portion of straight-line rent expense	68	784	1,482
Loss on extinguishment of debt	2,326	—	2,326
Purchase accounting adjustments (2)	352	15,628	16,343
Other (3)	1,755	5,465	2,181
Consolidated EBITDA	$162,461	$146,334	$639,221

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

(3)

Other includes expenses and income that are permitted to be excluded per the terms of our Amended Senior Secured Credit Agreement from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.  These include expenses and income related to currency transactions, facilities and workforce restructuring, legal settlements and business combinations, among other infrequently occurring transactions.

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of March 31, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.25x	2.80x

________________________

(1)

Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the Amended Senior Secured Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. This ASU requires that restricted cash be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company for its first quarter of fiscal 2018.  Early adoption is permitted and the guidance requires application using a retrospective method.  The Company has early adopted ASU 2016-18, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017.  The Company has applied this guidance prospectively as of January 1, 2017 and, accordingly, data for the three months ended March 31, 2016 will not be adjusted.  Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Condensed Consolidated Statements of Cash Flows.  As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the three months ended March 31, 2016 will not be adjusted and continue to be reported in financing activities in the Condensed Consolidated Statements of Cash Flows.  As a result of the adoption, the Company recognized discrete tax benefits of $5.1 million in the provision for income taxes line of the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established.  The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change.  The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017, which had the effect of increasing the weighted average common stock equivalents.  Prior to the adoption of ASU 2016-09, the Company included excess tax benefits is assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method.  Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

Recent Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. As a result of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company expects to adopt ASU 2017-04 for the Company’s goodwill impairment tests in 2017.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics.  ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of the Company’s adoption of ASU 2016-15 to the Company’s Condensed Consolidated Financial Statements will be to change the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within the Company’s Condensed Consolidated Statement of Cash Flows.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for its first quarter of fiscal 2020 and earlier adoption is permitted beginning in the first quarter of fiscal 2019. Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date.  The Company is currently evaluating the impact of the pending adoption of ASU 2016-13 on the Company’s Condensed Consolidated Financial Statements.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.  ASU 2016-02 is effective for the Company for its first quarter of fiscal 2019 and earlier adoption is permitted.  The impact of the Company’s adoption of ASU 2016-02 to the Company’s Condensed Consolidated Financial Statements will be to recognize the majority of the Company’s operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

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

The new revenue standard is expected to change the revenue recognition practices for the Company’s perpetual and term software license arrangements.  More specifically, the Company does not expect that the license component of the Company’s term license arrangements will be recognized ratably over the contractual term.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.  The Company intends to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2017, we had total debt of $2,499.4 million, including $1,899.4 million of variable interest rate debt. As of March 31, 2017, a 1% increase in interest rates would result in an increase in interest expense of approximately $19.0 million per year.

During the three months ended March 31, 2017, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2017. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 5, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Third Supplemental Indenture, dated as of February 15, 2017 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association

10.1

Amendment No. 1 to the Credit Agreement, dated as of March 2, 2017, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 3, 2017 (File No. 001-34675)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements.