Form 10-Q
period 2017-06-30
SS&C Technologies Holdings Inc
filed 2017-08-04
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 205,427,232 shares of the registrant’s common stock outstanding as of July 28, 2017.

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

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$90,370	$117,558
Accounts receivable, net of allowance for doubtful accounts of $8,553 and $5,944, respectively	235,811	241,307
Prepaid expenses and other current assets	32,875	31,119
Prepaid income taxes	18,032	23,012
Restricted cash	1,880	2,116
Total current assets	378,968	415,112
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	59,455	42,749
Equipment, furniture, and fixtures	135,087	120,011
	197,197	165,415
Less: accumulated depreciation	(96,289)	(85,020)
Net property, plant and equipment	100,908	80,395
Deferred income taxes	2,136	2,410
Goodwill (Note 3)	3,676,586	3,652,733
Intangible and other assets, net of accumulated amortization of $842,241 and $730,234, respectively	1,459,803	1,556,321
Total assets	$5,618,401	$5,706,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 2)	$37,183	$126,144
Accounts payable	32,668	16,490
Income taxes payable	—	3,473
Accrued employee compensation and benefits	60,846	104,118
Interest payable	16,156	21,470
Other accrued expenses	43,044	53,708
Deferred revenue	234,077	235,222
Total current liabilities	423,974	560,625
Long-term debt, net of current portion (Note 2)	2,261,791	2,374,986
Other long-term liabilities	81,770	59,227
Deferred income taxes	432,688	453,555
Total liabilities	3,200,223	3,448,393
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 5):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 206,859,755 shares and 204,616,054 shares issued, respectively, and 205,286,416 shares and 203,042,715 shares outstanding, respectively, of which 4,626 and 11,252 are unvested, respectively	2,069	2,046
Additional paid-in capital	1,975,311	1,921,256
Accumulated other comprehensive loss	(107,328)	(139,073)
Retained earnings	566,126	492,349
	2,436,178	2,276,578
Less: cost of common stock in treasury, 1,573,339 shares	(18,000)	(18,000)
Total stockholders’ equity	2,418,178	2,258,578
Total liabilities and stockholders’ equity	$5,618,401	$5,706,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Software-enabled services	$272,518	$244,672	$548,970	$450,319
Maintenance and term licenses	113,614	103,392	224,171	198,512
Total recurring revenues	386,132	348,064	773,141	648,831
Perpetual licenses	3,822	5,039	6,650	10,254
Professional services	21,026	19,974	38,888	38,123
Total non-recurring revenues	24,848	25,013	45,538	48,377
Total revenues	410,980	373,077	818,679	697,208
Cost of revenues:
Software-enabled services	158,888	146,243	312,894	259,971
Maintenance and term licenses	47,280	46,460	94,265	93,406
Total recurring cost of revenues	206,168	192,703	407,159	353,377
Perpetual licenses	650	643	1,215	1,141
Professional services	16,874	17,133	32,777	32,645
Total non-recurring cost of revenues	17,524	17,776	33,992	33,786
Total cost of revenues	223,692	210,479	441,151	387,163
Gross profit	187,288	162,598	377,528	310,045
Operating expenses:
Selling and marketing	30,121	28,535	60,363	58,396
Research and development	39,079	40,827	77,528	77,274
General and administrative	28,103	27,199	59,935	57,894
Total operating expenses	97,303	96,561	197,826	193,564
Operating income	89,985	66,037	179,702	116,481
Interest expense, net	(26,295)	(32,846)	(55,315)	(65,935)
Other (expense) income, net	(1,197)	12	(1,268)	(1,835)
Loss on extinguishment of debt	—	—	(2,326)	—
Income before income taxes	62,493	33,203	120,793	48,711
Provision for income taxes	11,342	4,982	21,495	13,485
Net income	$51,151	$28,221	$99,298	$35,226

Basic earnings per share	$0.25	$0.14	$0.49	$0.18
Diluted earnings per share	$0.24	$0.14	$0.47	$0.17

Basic weighted average number of common shares outstanding	204,550	198,765	203,966	198,143
Diluted weighted average number of common and common equivalent shares outstanding	211,299	204,916	210,478	204,596

Cash dividends declared and paid per common share	$0.0625	$0.0625	$0.1250	$0.1250

Net income	$51,151	$28,221	$99,298	$35,226
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	20,966	(26,793)	31,745	(17,472)
Total comprehensive income (loss), net of tax	20,966	(26,793)	31,745	(17,472)
Comprehensive income	$72,117	$1,428	$131,043	$17,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities:
Net income	$99,298	$35,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,213	113,440
Stock-based compensation expense	21,278	27,913
Income tax benefit related to exercise of stock options	—	(23,760)
Amortization and write-offs of loan origination costs	5,281	5,312
Loss on extinguishment of debt	963	—
Loss on sale or disposition of property and equipment	12	150
Deferred income taxes	(14,970)	(24,056)
Provision for doubtful accounts	3,218	1,257
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	3,411	(13,458)
Prepaid expenses and other assets	(1,326)	(1,516)
Accounts payable	14,895	7,870
Accrued expenses	(54,543)	(25,851)
Income taxes prepaid and payable	2,562	23,757
Deferred revenue	(3,471)	13,052
Net cash provided by operating activities	193,821	139,336
Cash flow from investing activities:
Additions to property and equipment	(19,368)	(13,593)
Proceeds from sale of property and equipment	1	43
Cash paid for business acquisitions, net of cash acquired	1,805	(317,554)
Additions to capitalized software	(5,636)	(3,306)
Purchase of long-term investment	—	(1,000)
Net cash used in investing activities	(23,198)	(335,410)
Cash flow from financing activities:
Cash received from debt borrowings	45,000	—
Repayments of debt	(253,400)	(155,325)
Proceeds from exercise of stock options	35,855	19,212
Withholding taxes related to equity award net share settlement	(3,057)	(4,615)
Income tax benefit related to exercise of stock options	—	23,760
Purchase of common stock for treasury	—	(11)
Payment of fees related to refinancing activities	—	(222)
Dividends paid on common stock	(25,521)	(24,790)
Net cash used in financing activities	(201,123)	(141,991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,076	(872)
Net decrease in cash, cash equivalents and restricted cash	(27,424)	(338,937)
Cash, cash equivalents and restricted cash, beginning of period	119,674	436,977
Cash, cash equivalents and restricted cash, end of period	$92,250	$98,040

Supplemental disclosure of non-cash activities:
Property and equipment acquired through tenant improvement allowances	$10,846	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “2016 Form 10-K”). In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of its financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2016, which were included in the 2016 Form 10-K. The December 31, 2016 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017.  Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Condensed Consolidated Statements of Cash Flows.  As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the six months ended June 30, 2016 will not be adjusted and continue to be reported in financing activities in the Condensed Consolidated Statements of Cash Flows.  As a result of the adoption, the Company recognized discrete tax benefits of $5.0 million and $10.1 million in the provision for income taxes line of the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established.  The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change.  The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share for the three and six months ended June 30, 2017, which had the effect of increasing the weighted average common stock equivalents.  Prior to the adoption of ASU 2016-09, the Company included excess tax benefits in assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method.  Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics.  ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of the Company’s adoption of ASU 2016-15 to the Company’s Condensed Consolidated Financial Statements will be to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within the Company’s Condensed Consolidated Statement of Cash Flows.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU 2015-14, deferring the effective date by one year for ASU 2014-09.  ASU 2014-09 is effective for the Company for its first quarter of 2018, with early adoption permitted for annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment on the date of initial application.

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

The new revenue standard is expected to change the revenue recognition practices for the Company’s term software license arrangements.  More specifically, the Company does not expect that the license component of the Company’s term license arrangements will be recognized ratably over the contractual term.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

internal controls over financial reporting.  The Company intends to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Note 2—Debt

At June 30, 2017 and December 31, 2016, debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior secured credit facilities, weighted-average interest rate of 3.41% and 3.94%, respectively	$ 1,751,225	$ 1,865,625
5.875% senior notes due 2023	600,000	600,000
Senior secured credit facilities revolving portion, weighted-average interest rate of 0.00% and 3.50%, respectively	—	94,000
Unamortized original issue discount and debt issuance costs	(52,251)	(58,495)
	2,298,974	2,501,130
Less current portion of long-term debt	37,183	126,144
Long-term debt	$ 2,261,791	$ 2,374,986

On March 2, 2017, the Company entered into an amendment (the “Amendment”) to the Company’s senior secured credit agreement dated July 8, 2015. Pursuant to the Amendment, the highest (non-default) interest rate margin applicable to Term Loan A was reduced from LIBOR plus 2.75% to LIBOR plus 1.75%, and the highest (non-default) interest rate margin applicable to Term Loan B was reduced from LIBOR plus 3.25% to LIBOR plus 2.25%. The LIBOR “floor” was also amended for the Term Loan A and the Term Loan B to be 0%. Subject to certain exceptions, in the event the Company and/or its subsidiaries enters into a transaction within six months from the Amendment Effective Date, the effect of which is to lower the “effective yield” of all or a portion of either the Term Loan A or the Term Loan B, the Company will pay to the applicable lenders a 1% prepayment premium on the loans subject to such transaction. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

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

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,751,225	$1,756,679	$1,865,625	$1,887,043
5.875% senior notes due 2023	600,000	639,126	600,000	619,500
Senior secured credit facilities, revolving portion	—	—	94,000	93,883

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 3—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2017 is as follows (in thousands):

Balance at December 31, 2016	$3,652,733
Adjustments to prior acquisitions	(621)
Effect of foreign currency translation	24,474
Balance at June 30, 2017	$3,676,586

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	51,151	28,221	99,298	35,226

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	204,550	198,765	203,966	198,143
Weighted average common stock equivalents — options and restricted shares	6,749	6,151	6,512	6,453
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	211,299	204,916	210,478	204,596

Earnings per share - Basic	$0.25	$0.14	$0.49	$0.18
Earnings per share - Diluted	$0.24	$0.14	$0.47	$0.17

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Weighted average stock options, SARs, RSUs and RSAs representing 11,207,110 and 7,304,581 shares were outstanding for the three months ended June 30, 2017 and 2016, respectively, and weighted average stock options, SARs, RSUs and RSAs representing 11,899,739 and 7,075,350 for six months ended June 30, 2017 and 2016 but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Dividends. In 2017, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 to stockholders of record as of the close of business on March 1, 2017 and June 1, 2017, totaling $25.5 million.   In 2016, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2016 and June 15, 2016 to stockholders of record as of the close of business on March 7, 2016 and June 1, 2016, totaling $24.8 million.

Note 5—Equity and Stock-based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Comprehensive Income Classification	2017	2016	2017	2016
Cost of software-enabled services	$2,893	$2,779	$5,622	$5,184
Cost of maintenance and term licenses	523	700	1,087	1,511
Cost of recurring revenues	3,416	3,479	6,709	6,695
Cost of professional services	588	599	1,130	1,243
Cost of non-recurring revenues	588	599	1,130	1,243
Total cost of revenues	4,004	4,078	7,839	7,938
Selling and marketing	2,490	2,860	5,163	6,445
Research and development	1,718	2,182	3,705	4,398
General and administrative	2,166	3,446	4,571	9,132
Total operating expenses	6,374	8,488	13,439	19,975
Total stock-based compensation expense	$10,378	$12,566	$21,278	$27,913

The following table summarizes stock option and SAR activity as of and for the six months ended June 30, 2017:

Shares
Outstanding at December 31, 2016	25,028,100
Granted	5,098,978
Cancelled/forfeited	(819,662)
Exercised	(2,351,774)
Outstanding at June 30, 2017	26,955,642

The following table summarizes RSU activity as of and for the six months ended June 30, 2017:

Shares
Outstanding at December 31, 2016	357,292
Granted	-
Cancelled/forfeited	(14,798)
Vested	(136,900)
Outstanding at June 30, 2017	205,594

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 6—Income Taxes

The effective tax rate was 18% and 15% for the three months ended June 30, 2017 and 2016, respectively, and the effective tax rate was 18% and 28% for the six months ended June 30, 2017 and 2016, respectively.  The change in the effective tax rate for the three months ended June 30, 2017 was primarily due to an increase in pre-tax income from domestic operations taxed at a high statutory rate, partially offset by the recognition of windfall tax benefits from stock awards as a component of the income tax provision in the current quarter.  The change in the effective tax rate for the six months ended June 30, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current year as a component of the income tax provision and the absence of the unfavorable impact of a change in state apportionment on the Company’s domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS in the first quarter of 2016, partially offset by the unfavorable impact from an increase in pre-tax income from domestic operations taxed at a high statutory rate.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2016	2016
Revenues	$403,640	$808,940
Net income	$32,801	$50,164

Basic EPS	$0.17	$0.25
Diluted EPS	$0.16	$0.25

Basic weighted average number of common shares outstanding	198,765	198,143
Diluted weighted average number of common and common equivalent shares outstanding	204,916	204,596

During the first half of 2017, the Company received cash purchase price adjustments totaling $1.8 million related to the acquisitions of Conifer and GFS.  This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the six months ended June 30, 2017 on the Company’s Condensed Consolidated Statement of Cash Flows.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed consolidating financial information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	June 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$18,438	$71,932	$—	$90,370
Accounts receivable, net	—	168,940	66,871	—	235,811
Prepaid expenses and other current assets	—	19,803	13,072	—	32,875
Prepaid income taxes	—	16,039	1,993	—	18,032
Restricted cash	—	1,743	137	—	1,880
Net property, plant and equipment	—	62,813	38,095	—	100,908
Investment in subsidiaries	3,087,894	853,526	—	(3,941,420)	—
Intercompany receivables	—	193,625	68,418	(262,043)	—
Deferred income taxes, long-term	—	—	2,136	—	2,136
Goodwill, intangible and other assets, net	—	3,944,982	1,191,407	—	5,136,389
Total assets	$3,087,894	$5,279,909	$1,454,061	$(4,203,463)	$5,618,401

Current portion of long-term debt	—	14,432	22,751	—	37,183
Accounts payable	—	23,171	9,497	—	32,668
Accrued expenses	16,156	62,368	41,522	—	120,046
Deferred revenue	—	206,068	28,009	—	234,077
Long-term debt, net of current portion	600,000	1,377,619	284,172	—	2,261,791
Other long-term liabilities	—	47,656	34,114	—	81,770
Intercompany payables	53,560	68,418	140,065	(262,043)	—
Deferred income taxes, long-term	—	392,283	40,405	—	432,688
Total liabilities	669,716	2,192,015	600,535	(262,043)	3,200,223
Total stockholders’ equity	2,418,178	3,087,894	853,526	(3,941,420)	2,418,178
Total liabilities and stockholders’ equity	$3,087,894	$5,279,909	$1,454,061	$(4,203,463)	$5,618,401

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$33,723	$83,835	$—	$117,558
Accounts receivable, net	—	174,927	66,380	—	241,307
Prepaid expenses and other current assets	—	18,129	12,990	—	31,119
Prepaid income taxes	—	21,600	1,412	—	23,012
Restricted cash	—	1,788	328	—	2,116
Net property, plant and equipment	—	42,358	38,037	—	80,395
Investment in subsidiaries	2,910,669	769,716	—	(3,680,385)	—
Intercompany receivables	—	162,791	39,894	(202,685)	—
Deferred income taxes, long-term	—	—	2,410	—	2,410
Goodwill, intangible and other assets, net	—	4,021,445	1,187,609	—	5,209,054
Total assets	$2,910,669	$5,246,477	$1,432,895	$(3,883,070)	$5,706,971

Current portion of long-term debt	—	108,989	17,155	—	126,144
Accounts payable	—	10,714	5,776	—	16,490
Accrued expenses	16,155	109,746	53,395	—	179,296
Income taxes payable	—	—	3,473	—	3,473
Deferred revenue	—	212,890	22,332	—	235,222
Long-term debt, net of current portion	600,000	1,416,695	358,291	—	2,374,986
Other long-term liabilities	—	29,827	29,400	—	59,227
Intercompany payables	35,936	39,894	126,855	(202,685)	—
Deferred income taxes, long-term	—	407,053	46,502	—	453,555
Total liabilities	652,091	2,335,808	663,179	(202,685)	3,448,393
Total stockholders’ equity	2,258,578	2,910,669	769,716	(3,680,385)	2,258,578
Total liabilities and stockholders’ equity	$2,910,669	$5,246,477	$1,432,895	$(3,883,070)	$5,706,971

	For the Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$290,036	$121,432	$(488)	$410,980
Cost of revenues	—	150,783	73,397	(488)	223,692
Gross profit	—	139,253	48,035	—	187,288
Operating expenses:
Selling and marketing	—	22,708	7,413	—	30,121
Research and development	—	27,227	11,852	—	39,079
General and administrative	—	19,772	8,331	—	28,103
Total operating expenses	—	69,707	27,596	—	97,303
Operating income	—	69,546	20,439	—	89,985
Interest expense, net	(8,812)	(13,018)	(4,465)	—	(26,295)
Other (expense) income, net	—	(15,448)	14,251	—	(1,197)
Earnings from subsidiaries	59,963	26,063	—	(86,026)	—
Income before income taxes	51,151	67,143	30,225	(86,026)	62,493
Provision for income taxes	—	7,180	4,162	—	11,342
Net income	$51,151	$59,963	$26,063	$(86,026)	$51,151
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	20,966	20,966	18,898	(39,864)	20,966
Comprehensive income	$72,117	$80,929	$44,961	$(125,890)	$72,117

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$257,316	$116,184	$(423)	$373,077
Cost of revenues	—	138,262	72,640	(423)	210,479
Gross profit	—	119,054	43,544	—	162,598
Operating expenses:
Selling and marketing	—	21,118	7,417	—	28,535
Research and development	—	28,853	11,974	—	40,827
General and administrative	—	18,602	8,597	—	27,199
Total operating expenses	—	68,573	27,988	—	96,561
Operating income	—	50,481	15,556	—	66,037
Interest expense, net	(8,813)	(17,548)	(6,485)	—	(32,846)
Other (expense) income, net	—	(17,617)	17,629	—	12
Earnings from subsidiaries	37,034	23,523	—	(60,557)	—
Income before income taxes	28,221	38,839	26,700	(60,557)	33,203
Provision for income taxes	—	1,805	3,177	—	4,982
Net income	$28,221	$37,034	$23,523	$(60,557)	$28,221
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(26,793)	(26,793)	(27,221)	54,014	(26,793)
Comprehensive income (loss)	$1,428	$10,241	$(3,698)	$(6,543)	$1,428

	For the Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$576,069	$243,532	$(922)	$818,679
Cost of revenues	—	295,539	146,534	(922)	441,151
Gross profit	—	280,530	96,998	—	377,528
Operating expenses:
Selling and marketing	—	45,334	15,029	—	60,363
Research and development	—	54,396	23,132	—	77,528
General and administrative	—	42,380	17,555	—	59,935
Total operating expenses	—	142,110	55,716	—	197,826
Operating income	—	138,420	41,282	—	179,702
Interest expense, net	(17,626)	(28,020)	(9,669)	—	(55,315)
Other (expense) income, net	—	(33,179)	31,911	—	(1,268)
Loss on extinguishment of debt	—	(1,743)	(583)	—	(2,326)
Earnings from subsidiaries	116,924	54,692	—	(171,616)	—
Income before income taxes	99,298	130,170	62,941	(171,616)	120,793
Provision for income taxes	—	13,246	8,249	—	21,495
Net income	$99,298	$116,924	$54,692	$(171,616)	$99,298
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	31,745	31,745	29,007	(60,752)	31,745
Comprehensive income	$131,043	$148,669	$83,699	$(232,368)	$131,043

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
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(17,472)	(17,472)	(22,449)	39,921	(17,472)
Comprehensive income	$17,754	$35,215	$18,911	$(54,126)	$17,754

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$99,298	$116,924	$54,692	$(171,616)	$99,298
Non-cash adjustments	—	100,927	32,068	—	132,995
Intercompany transactions	17,626	4,012	(21,638)	—	—
Earnings from subsidiaries	(116,924)	(54,692)	—	171,616	—
Changes in operating assets and liabilities	—	(33,169)	(5,303)	—	(38,472)
Net cash provided by operating activities	—	134,002	59,819	—	193,821
Cash Flow from Investment Activities:
Additions to property and equipment	—	(16,021)	(3,347)	—	(19,368)
Proceeds from sale of property and equipment	—	1	—	—	1
Cash paid for business acquisitions, net of cash acquired	—	1,802	3	—	1,805
Additions to capitalized software	—	(4,078)	(1,558)	—	(5,636)
Net cash used in investing activities	—	(18,296)	(4,902)	—	(23,198)
Cash Flow from Financing Activities:
Cash received from debt borrowings	—	45,000	—	—	45,000
Repayments of debt	—	(183,200)	(70,200)	—	(253,400)
Transactions involving Holding's common stock	—	7,279	(2)	—	7,277
Intercompany transactions	—	(115)	115	—	—
Net cash used in financing activities	—	(131,036)	(70,087)	—	(201,123)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	3,076	—	3,076
Net decrease in cash, cash equivalents and restricted cash	—	(15,330)	(12,094)	—	(27,424)
Cash, cash equivalents and restricted cash, beginning of period	—	35,511	84,163	—	119,674
Cash, cash equivalents and restricted cash, end of period	$—	$20,181	$72,069	$—	$92,250

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$35,226	$52,687	$41,360	$(94,047)	$35,226
Non-cash adjustments	—	70,450	29,806	—	100,256
Intercompany transactions	18,310	(11,902)	(6,408)	—	—
Earnings from subsidiaries	(52,687)	(41,360)	—	94,047	—
Changes in operating assets and liabilities	(849)	14,399	(9,696)	—	3,854
Net cash provided by operating activities	—	84,274	55,062	—	139,336
Cash Flow from Investment Activities:
Additions to property and equipment	—	(5,080)	(8,513)	—	(13,593)
Proceeds from sale of property and equipment	—	95	(52)	—	43
Cash paid for business acquisitions, net of cash acquired	—	(219,276)	(98,278)	—	(317,554)
Additions to capitalized software	—	(1,879)	(1,427)	—	(3,306)
Purchase of long-term investment	—	(1,000)	—	—	(1,000)
Net cash used in investing activities	—	(227,140)	(108,270)	—	(335,410)
Cash Flow from Financing Activities:
Repayments of debt	—	(115,500)	(39,825)	—	(155,325)
Transactions involving Holding's common stock	—	13,556	—	—	13,556
Intercompany transactions	—	(90,798)	90,798	—	—
Payment of fees related to refinancing activities	—	(222)	—	—	(222)
Net cash (used in) provided by financing activities	—	(192,964)	50,973	—	(141,991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(872)	—	(872)
Net decrease in cash, cash equivalents and restricted cash	—	(335,830)	(3,107)	—	(338,937)
Cash, cash equivalents and restricted cash, beginning of period	—	363,073	73,904	—	436,977
Cash, cash equivalents and restricted cash, end of period	$—	$27,243	$70,797	$—	$98,040

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Software-enabled services	66%	65%	67%	65%
Maintenance and term licenses	28	28	27	28
Total recurring revenues	94	93	94	93
Perpetual licenses	1	2	1	2
Professional services	5	5	5	5
Total non-recurring revenues	6	7	6	7
Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2017	2016		2017	2016
Revenues:
Software-enabled services	$272,518	$244,672	11%	$548,970	$450,319	22%
Maintenance and term licenses	113,614	103,392	10	224,171	198,512	13
Total recurring revenues	386,132	348,064	11	773,141	648,831	19
Perpetual licenses	3,822	5,039	(24)	6,650	10,254	(35)
Professional services	21,026	19,974	5	38,888	38,123	2
Total non-recurring revenues	24,848	25,013	(1)	45,538	48,377	(6)
Total revenues	$410,980	$373,077	10	$818,679	$697,208	17

Three Months Ended June 30, 2017 and 2016. Our revenues increased primarily due to revenues related to our acquisitions which included Wells Fargo’s Global Fund Services business (“GFS”) and Conifer Financial Services (“Conifer”) in the fourth quarter of 2016 which, combined, contributed $20.1 million in revenues, net of a reduction of $0.5 million in revenues related to the loss of sales to these businesses.  Additionally, organic revenues increased $19.7 million, of which approximately $8.2 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  The change in organic revenues also reflects a reduction of $7.4 million related to fund administration service clients that were acquired through the Citigroup Alternative Investor Services business (“Citigroup AIS”) acquisition who had indicated they were terminating their contracts prior to the acquisition closing.  The final purchase price of the Citigroup AIS business acquisition included an adjustment for these terminated clients.  The remaining increase in organic revenues was primarily due to a continued increase in demand for our fund administration services from alternative investment managers.  These increases were partially offset by the unfavorable impact from foreign currency translation of $2.0 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound. Recurring revenues increased primarily due to the acquisitions, which added revenues of $19.7 million, as well as from an increase in organic revenues of $20.0 million, of which $6.7 million was the result of the impact of the fair value adjustment of acquired deferred revenue on the periods. Non-recurring revenues decreased primarily due to a decrease in perpetual license sales offset by an increase in professional services revenues as well as the acquisitions, which contributed revenues of $0.4 million and an increase of $1.5 million resulting from the impact of the fair value adjustment of acquired deferred revenue.

Six Months Ended June 30, 2017 and 2016. Our revenues increased primarily due to revenues related to our acquisitions which included GFS and Conifer in the fourth quarter of 2016 and Citigroup AIS in the first quarter of 2016, which, combined, contributed $78.2 million in revenues, net of a reduction of $1.7 million in revenues related to the loss of sales to these businesses.  Additionally, organic revenues increased $46.1 million, of which approximately $25.4 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods. The change in organic revenues also reflects a reduction of $7.4 million related to fund administration service clients that were acquired through the Citigroup AIS acquisition who had indicated they were terminating their contracts prior to the acquisition closing.  The final purchase price of the Citigroup AIS business acquisition included an adjustment for these terminated clients.  The remaining increase in organic revenues was primarily due to a continued increase in demand for our fund administration services from alternative investment managers.  These increases were partially offset by the unfavorable impact from foreign currency translation of $2.9 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound. Recurring revenues increased primarily due to the acquisitions, which added revenues of $77.4 million, as well as from an increase in organic revenues of $49.4 million, of which $21.5 million was the result of the impact of the fair value adjustment of acquired deferred revenue on the periods. Non-recurring revenues decreased primarily due to a decrease in perpetual license sales offset by an increase in professional services revenues as well as the acquisitions, which contributed revenues of $0.8 million and an increase of $3.9 million resulting from the impact of the fair value adjustment of acquired deferred revenue.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues:
Cost of software-enabled services	58%	60%	57%	58%
Cost of maintenance and term licenses	42	45	42	47
Total cost of recurring revenues	53	55	53	54
Cost of perpetual licenses	17	13	18	11
Cost of professional services	80	86	84	86
Total cost of non-recurring revenues	71	71	75	70
Total cost of revenues	54	56	54	56
Gross margin percentage	46	44	46	44

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2017	2016		2017	2016
Cost of revenues:
Cost of software-enabled services	$158,888	$146,243	9%	$312,894	$259,971	20%
Cost of maintenance and term licenses	47,280	46,460	2	94,265	93,406	1
Total cost of recurring revenues	206,168	192,703	7	407,159	353,377	15
Cost of perpetual licenses	650	643	1	1,215	1,141	6
Cost of professional services	16,874	17,133	(2)	32,777	32,645	0
Total cost of non-recurring revenues	17,524	17,776	(1)	33,992	33,786	1
Total cost of revenues	$223,692	$210,479	6	$441,151	$387,163	14

Three Months Ended June 30, 2017 and 2016. Our total cost of revenues increased primarily due to our acquisitions which included GFS and Conifer, which, combined, added costs of $17.4 million for the three months ended June 30, 2017. This increase was partially offset by a decrease of $2.2 million for the three months ended June 30, 2017 in costs to support organic revenues, primarily related to cost synergies from a prior acquisition as well as by the favorable impact from foreign currency translation of $2.0 million for the three months ended June 30, 2017, which resulted primarily from the strength of the U.S. dollar relative to the British pound.  Recurring cost of revenues increased primarily due to the acquisitions, which added costs of $17.3 million. Non-recurring cost of revenues decreased slightly primarily due to the favorable impact from foreign currency translation.

Six Months Ended June 30, 2017 and 2016. Our total cost of revenues increased primarily due to our acquisitions which included GFS, Conifer and Citigroup AIS, which, combined, added costs of $60.4 million for the six months ended June 30, 2017.  This increase was partially offset by a decrease of $2.5 million for the six months ended June 30, 2017 in costs to support organic revenues, primarily related to cost synergies from a prior acquisition as well as by the favorable impact from foreign currency translation of $3.9 million for the six months ended June 30, 2017, which resulted primarily from the strength of the U.S. dollar relative to the British pound.  Recurring cost of revenues increased primarily due to the acquisitions, which added costs of $60.1 million. Non-recurring cost of revenues increased slightly due to higher organic costs of non-recurring revenues and to a lesser extent due to our acquisitions partially offset by the favorable impact from foreign currency translation.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Selling and marketing	7%	8%	7%	9%
Research and development	10	11	10	11
General and administrative	7	7	7	8
Total operating expenses	24%	26%	24%	28%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2017	2016		2017	2016
Operating expenses:
Selling and marketing	$30,121	$28,535	6%	$60,363	$58,396	3%
Research and development	39,079	40,827	(4)	77,528	77,274	0
General and administrative	28,103	27,199	3	59,935	57,894	4
Total operating expenses	$97,303	$96,561	1	$197,826	$193,564	2

Three and Six Months Ended June 30, 2017 and 2016. The increase in total operating expenses in 2017 was primarily due to our acquisitions which included GFS, Conifer and Citigroup AIS, which, combined, added expenses of $3.1 million and $11.3 million for the three and six months ended June 30, 2017, respectively. These increases were offset by a decrease in stock-based compensation of $2.1 million and $6.7 million, respectively in those periods, primarily attributed to accelerated stock-based compensation related to the elimination of redundant positions at an acquisition during the three and six months ended June 30, 2016.  These increases were also partially offset by the favorable impact from foreign currency translation of $1.2 million and $2.3 million, respectively in those periods, which resulted from the strength of the U.S. dollar relative to the British pound.

Comparison of the Three and Six Months Ended June 30, 2017 and 2016 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $26.3 million and $55.3 million for the three and six months ended June 30, 2017, respectively, compared to $32.8 million in and $65.9 million for the three and six months ended June 30, 2016, respectively.  The decrease in interest expense for 2017 as compared to 2016 for both periods presented was primarily due to a lower average debt balance and a lower average interest rate, as a result of the March 2017 Amendment to our Credit Agreement. These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. We had other expense, net of $1.2 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to other income, net of $12.0 thousand and other expense, net of $1.8 million for the three and six months ended June 30, 2016, respectively.  Other (expense) income, net consists primarily of foreign currency transaction losses for all periods presented.

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

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision for income taxes	$11,342	$4,982	$21,495	$13,485
Effective tax rate	18%	15%	18%	28%

Our June 30, 2017 and 2016 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The increase in the effective tax rate for the three months ended June 30, 2017 was primarily due to an increase in pre-tax income from domestic operations taxed at a high statutory rate as compared to the prior year, partially offset by the recognition of windfall tax benefits from stock awards in the current quarter as a component of the income tax provision. The decrease in the effective tax rate for the six months ended June 30, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current year as a component of the income tax provision and the absence of the unfavorable impact of a change in state apportionment on our domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS in the first quarter of 2016, partially offset by the unfavorable impact from an increase in pre-tax income from domestic operations taxed at a high statutory rate.  Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 34.6% and 19.3%, respectively, in 2017. The consolidated expected effective tax rate for the year ended December 31, 2017 is forecasted to be between 20% and 22%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In 2017, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 to stockholders of record as of the close of business on March 1, 2017 and June 1, 2017, respectively, totaling $25.5 million.

Our cash, cash equivalents and restricted cash at June 30, 2017 were $92.3 million, a decrease of $27.4 million from $119.7 million at December 31, 2016. The decrease in cash, cash equivalents and restricted cash is primarily due to net repayments of debt, payment of dividends and capital expenditures. These decreases were partially offset by cash provided by operations and proceeds from stock option exercises.

Net cash provided by operating activities was $193.8 million for the six months ended June 30, 2017.  Cash provided by operating activities primarily resulted from net income of $99.3 million adjusted for non-cash items of $133.0 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $38.5 million. The changes in our working capital accounts were driven by a decrease in accrued expenses, partially offset by an increase in accounts payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2017.  The increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $23.2 million for the six months ended June 30, 2017, primarily related to $19.4 million in capital expenditures and $5.6 million in capitalized software costs partially offset by cash received of $1.8 million related to purchase price adjustments for prior acquisitions.

Financing activities used net cash of $201.1 million for the six months ended June 30, 2017, representing net repayments of debt totaling $208.4 million, $25.5 million in quarterly dividends paid and $3.1 million in withholding taxes paid related to equity award net share settlements, partially offset by proceeds of $35.9 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2017, we held approximately $67.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At June 30, 2017, we held approximately $61.6 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

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

As of June 30, 2017, there was $89.4 million in principal amount outstanding under the Term Loan A-1, $138.7 million in principal amount outstanding under the Term Loan A-2, $1,436.0 million in principal amount outstanding under the Term Loan B-1 and $87.1 million in principal amount outstanding under the Term Loan B-2.  In addition, the Amended Senior Secured Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments, or the Revolving Credit Facility, of which $0.0 million and $94.0 million was outstanding as of June 30, 2017 and December 31, 2016, respectively.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.6 million and $0.6 million was outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

The Amended Senior Secured Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Amended Senior Secured Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. In addition, under the Amended Senior Secured Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Amended Senior Secured Credit Agreement, in which case the lenders could elect to accelerate payments under the Amended Senior Secured Credit Agreement and terminate any commitments they have to provide future borrowings. As of June 30, 2017, we were in compliance with the financial and non-financial covenants.

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

As of June 30, 2017, there were $600.0 million in principal amount of Senior Notes outstanding.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Amended Senior Secured Credit Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2017	2016	2017	2016	2017
Net income	$51,151	$28,221	$99,298	$35,226	$195,068
Interest expense, net	26,295	32,846	55,315	65,935	117,834
Provision for income tax	11,342	4,982	21,495	13,485	40,630
Depreciation and amortization	58,656	58,167	117,213	113,440	232,456
EBITDA	147,444	124,216	293,321	228,086	585,988
Stock-based compensation	10,378	12,566	21,278	27,913	43,929
Capital-based taxes	375	—	750	472	1,760
Acquired EBITDA and cost savings (1)	81	1,046	889	5,814	6,274
Non-cash portion of straight-line rent expense	478	769	546	1,553	1,191
Loss on extinguishment of debt	—	—	2,326	—	2,326
Purchase accounting adjustments (2)	2,653	8,630	3,005	24,258	10,366
Other (3)	2,409	1,289	4,164	6,754	3,301
Consolidated EBITDA	$163,818	$148,516	$326,279	$294,850	$655,135

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

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of June 30, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.25x	2.54x

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017.  Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Condensed Consolidated Statements of Cash Flows.  As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the six months ended June 30, 2016 will not be adjusted and continue to be reported in financing activities in the Condensed Consolidated Statements of Cash Flows.  As a result of the adoption, the Company recognized discrete tax benefits of $5.0 million and $10.1 million in the provision for income taxes line of the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established.  The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change.  The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share for the three and six months ended June 30, 2017, which had the effect of increasing the weighted average common stock equivalents.  Prior to the adoption of ASU 2016-09, the Company included excess tax benefits in assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method.  Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230,

Statement of Cash flow, and other Topics.  ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of the Company’s adoption of ASU 2016-15 to the Company’s Condensed Consolidated Financial Statements will be to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within the Company’s Condensed Consolidated Statement of Cash Flows.  This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The new revenue standard is expected to change the revenue recognition practices for the Company’s term software license arrangements.  More specifically, the Company does not expect that the license component of the Company’s term license arrangements will be recognized ratably over the contractual term.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.  The Company intends to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2017, we had total debt of $2,351.2 million, including $1,751.2 million of variable interest rate debt. As of June 30, 2017, a 1% increase in interest rates would result in an increase in interest expense of approximately $17.5 million per year.

During the six months ended June 30, 2017, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2017. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2017

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements.