Form 10-Q
period 2017-09-30
SS&C Technologies Holdings Inc
filed 2017-11-02
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 205,860,743 shares of the registrant’s common stock outstanding as of October 25, 2017.

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

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$103,279	$117,558
Accounts receivable, net of allowance for doubtful accounts of $7,711 and $5,944, respectively	238,677	241,307
Prepaid expenses and other current assets	32,688	31,119
Prepaid income taxes	13,832	23,012
Restricted cash	592	2,116
Total current assets	389,068	415,112
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	59,974	42,749
Equipment, furniture, and fixtures	136,623	120,011
	199,252	165,415
Less: accumulated depreciation	(95,672)	(85,020)
Net property, plant and equipment	103,580	80,395
Deferred income taxes	2,166	2,410
Goodwill (Note 3)	3,692,573	3,652,733
Intangible and other assets, net of accumulated amortization of $899,922 and $730,234, respectively	1,411,234	1,556,321
Total assets	$5,598,621	$5,706,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 2)	$39,527	$126,144
Accounts payable	27,776	16,490
Income taxes payable	—	3,473
Accrued employee compensation and benefits	73,521	104,118
Interest payable	7,344	21,470
Other accrued expenses	45,087	53,708
Deferred revenue	212,811	235,222
Total current liabilities	406,066	560,625
Long-term debt, net of current portion (Note 2)	2,177,681	2,374,986
Other long-term liabilities	85,767	59,227
Deferred income taxes	421,468	453,555
Total liabilities	3,090,982	3,448,393
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 5):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 207,402,636 shares and 204,616,054 shares issued, respectively, and 205,829,297 shares and 203,042,715 shares outstanding, respectively, of which 1,314 and 11,252 are unvested, respectively	2,074	2,046
Additional paid-in capital	1,994,985	1,921,256
Accumulated other comprehensive loss	(87,377)	(139,073)
Retained earnings	615,957	492,349
	2,525,639	2,276,578
Less: cost of common stock in treasury, 1,573,339 shares	(18,000)	(18,000)
Total stockholders’ equity	2,507,639	2,258,578
Total liabilities and stockholders’ equity	$5,598,621	$5,706,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Software-enabled services	$282,133	$248,772	$831,103	$699,091
Maintenance and term licenses	112,819	106,925	336,990	305,437
Total recurring revenues	394,952	355,697	1,168,093	1,004,528
Perpetual licenses	3,576	4,389	10,226	14,643
Professional services	19,723	23,218	58,611	61,341
Total non-recurring revenues	23,299	27,607	68,837	75,984
Total revenues	418,251	383,304	1,236,930	1,080,512
Cost of revenues:
Software-enabled services	155,497	143,074	468,391	403,045
Maintenance and term licenses	46,662	45,458	140,927	138,864
Total recurring cost of revenues	202,159	188,532	609,318	541,909
Perpetual licenses	642	608	1,857	1,749
Professional services	17,001	18,887	49,778	51,532
Total non-recurring cost of revenues	17,643	19,495	51,635	53,281
Total cost of revenues	219,802	208,027	660,953	595,190
Gross profit	198,449	175,277	575,977	485,322
Operating expenses:
Selling and marketing	28,181	27,328	88,544	85,724
Research and development	37,376	37,701	114,904	114,975
General and administrative	28,975	33,345	88,910	91,239
Total operating expenses	94,532	98,374	292,358	291,938
Operating income	103,917	76,903	283,619	193,384
Interest expense, net	(26,250)	(31,648)	(81,565)	(97,583)
Other (expense) income, net	(2,535)	2,655	(3,803)	820
Loss on extinguishment of debt	—	—	(2,326)	—
Income before income taxes	75,132	47,910	195,925	96,621
Provision for income taxes	10,905	9,163	32,400	22,648
Net income	$64,227	$38,747	$163,525	$73,973

Basic earnings per share	$0.31	$0.19	$0.80	$0.37
Diluted earnings per share	$0.30	$0.19	$0.77	$0.36

Basic weighted average number of common shares outstanding	205,568	201,782	204,506	199,365
Diluted weighted average number of common and common equivalent shares outstanding	212,359	206,635	211,080	205,334

Cash dividends declared and paid per common share	$0.07	$0.0625	$0.195	$0.1875

Net income	$64,227	$38,747	$163,525	$73,973
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	19,951	(12,060)	51,696	(29,532)
Total comprehensive income (loss), net of tax	19,951	(12,060)	51,696	(29,532)
Comprehensive income	$84,178	$26,687	$215,221	$44,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net income	$163,525	$73,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,879	170,910
Stock-based compensation expense	31,572	40,402
Income tax benefit related to exercise of stock options	—	(44,975)
Amortization and write-offs of loan origination costs	7,915	7,994
Loss on extinguishment of debt	963	—
Loss on sale or disposition of property and equipment	730	159
Deferred income taxes	(24,661)	(39,712)
Provision for doubtful accounts	2,829	2,684
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,820	(14,603)
Prepaid expenses and other assets	1,416	(2,595)
Accounts payable	8,597	2,610
Accrued expenses	(45,644)	(18,429)
Income taxes prepaid and payable	6,781	44,840
Deferred revenue	(25,632)	13,758
Net cash provided by operating activities	307,090	237,016
Cash flow from investing activities:
Additions to property and equipment	(29,779)	(18,870)
Proceeds from sale of property and equipment	1	69
Cash paid for business acquisitions, net of cash acquired	1,805	(309,432)
Additions to capitalized software	(8,168)	(6,137)
Purchase of long-term investment	—	(1,000)
Net cash used in investing activities	(36,141)	(335,370)
Cash flow from financing activities:
Cash received from debt borrowings	45,000	—
Repayments of debt	(337,800)	(268,550)
Proceeds from exercise of stock options	46,278	34,767
Withholding taxes related to equity award net share settlement	(4,090)	(7,051)
Income tax benefit related to exercise of stock options	—	44,975
Purchase of common stock for treasury	—	(13)
Payment of fees related to refinancing activities	—	(503)
Dividends paid on common stock	(39,917)	(37,452)
Net cash used in financing activities	(290,529)	(233,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,777	(880)
Net decrease in cash, cash equivalents and restricted cash	(15,803)	(333,061)
Cash, cash equivalents and restricted cash, beginning of period	119,674	436,977
Cash, cash equivalents and restricted cash, end of period	$103,871	$103,916

Supplemental disclosure of non-cash activities:
Property and equipment acquired through tenant improvement allowances	$10,846	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “2016 Form 10-K”). In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of its financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2016, which were included in the 2016 Form 10-K. The December 31, 2016 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017.  Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Condensed Consolidated Statements of Cash Flows.  As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the nine months ended September 30, 2016 will not be adjusted and continue to be reported in financing activities in the Condensed Consolidated Statements of Cash Flows.  As a result of the adoption, the Company recognized discrete tax benefits of $2.7 million and $12.8 million in the provision for income taxes line of the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established.  The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change.  The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share for the three and nine months ended September 30, 2017, which had the effect of increasing the weighted average common stock equivalents.  Prior to the adoption of ASU 2016-09, the Company included excess tax benefits in assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method.  Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

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

The Company plans to adopt the new revenue standard using the modified retrospective approach when it becomes effective for the Company in the first quarter of fiscal 2018.  The Company is continuing to evaluate the impact on the Company’s financial position, results of operations and cash flows, and associated processes, systems and internal controls.  Based upon the Company’s continued assessments of the new revenue standard, the Company would be required to recognize the license component of term license arrangements upfront and the associated maintenance component over the contract period.  Under the current revenue standard, the Company recognizes both the term license and maintenance revenues ratably over the contract period.  In addition, a

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

portion of deferred revenue recorded in accordance with the current revenue standard will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within retained earnings.  The Company is also evaluating the timing and recognition of costs to obtain contracts with customers, such as commissions, under the new revenue standard.  The Company is continuing to assess the new revenue standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

Note 2—Debt

At September 30, 2017 and December 31, 2016, debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior secured credit facilities, weighted-average interest rate of 3.42% and 3.94%, respectively	$ 1,666,825	$ 1,865,625
5.875% senior notes due 2023	600,000	600,000
Senior secured credit facilities revolving portion, weighted-average interest rate of 3.50%	—	94,000
Unamortized original issue discount and debt issuance costs	(49,617)	(58,495)
	2,217,208	2,501,130
Less current portion of long-term debt	39,527	126,144
Long-term debt	$ 2,177,681	$ 2,374,986

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

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,666,825	$1,673,024	$1,865,625	$1,887,043
5.875% senior notes due 2023	600,000	633,255	600,000	619,500
Senior secured credit facilities, revolving portion	—	—	94,000	93,883

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 3—Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2017 is as follows (in thousands):

Balance at December 31, 2016	$3,652,733
Adjustments to prior acquisitions	(621)
Effect of foreign currency translation	40,461
Balance at September 30, 2017	$3,692,573

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	64,227	38,747	163,525	73,973

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	205,568	201,782	204,506	199,365
Weighted average common stock equivalents — options and restricted shares	6,791	4,853	6,574	5,969
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	212,359	206,635	211,080	205,334

Earnings per share - Basic	$0.31	$0.19	$0.80	$0.37
Earnings per share - Diluted	$0.30	$0.19	$0.77	$0.36

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Weighted average stock options and SARs representing 641,227 and 10,702,466 shares were outstanding for the three months ended September 30, 2017 and 2016, respectively, and weighted average stock options and SARs representing 10,779,326 and 14,094,402 were outstanding for the nine months ended September 30, 2017 and 2016, respectively but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Dividends. In 2017, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 and $0.07 per share of common stock on September 15, 2017 to stockholders of record as of the close of business on March 1, 2017, June 1, 2017 and September 1, 2017, totaling $39.9 million.   In 2016, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2016, June 15, 2016 and September 15, 2016, to stockholders of record as of the close of business on March 7, 2016, June 1, 2016 and September 1, 2016, totaling $37.5 million.

Note 5—Equity and Stock-based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Comprehensive Income Classification	2017	2016	2017	2016
Cost of software-enabled services	$2,903	$2,732	$8,525	$7,916
Cost of maintenance and term licenses	485	605	1,572	2,116
Cost of recurring revenues	3,388	3,337	10,097	10,032
Cost of professional services	565	493	1,695	1,736
Cost of non-recurring revenues	565	493	1,695	1,736
Total cost of revenues	3,953	3,830	11,792	11,768
Selling and marketing	2,387	2,521	7,550	8,966
Research and development	1,817	2,004	5,522	6,402
General and administrative	2,137	4,134	6,708	13,266
Total operating expenses	6,341	8,659	19,780	28,634
Total stock-based compensation expense	$10,294	$12,489	$31,572	$40,402

The following table summarizes stock option and SAR activity as of and for the nine months ended September 30, 2017:

Shares
Outstanding at December 31, 2016	25,028,100
Granted	5,152,728
Cancelled/forfeited	(1,165,514)
Exercised	(2,983,441)
Outstanding at September 30, 2017	26,031,873

The following table summarizes RSU activity as of and for the nine months ended September 30, 2017:

Shares
Outstanding at December 31, 2016	357,292
Granted	-
Cancelled/forfeited	(20,458)
Vested	(146,528)
Outstanding at September 30, 2017	190,306

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 6—Income Taxes

The effective tax rate was 14.5% and 19.1% for the three months ended September 30, 2017 and 2016, respectively, and the effective tax rate was 16.5% and 23.4% for the nine months ended September 30, 2017 and 2016, respectively.  The change in the effective tax rate for the three months ended September 30, 2017 was primarily due to the recognition of windfall tax benefits from stock awards as a component of the income tax provision in the current quarter as well as the recognition of previously unrecognized tax benefits due to a lapse in the statute of limitations in the current quarter.  The change in the effective tax rate for the nine months ended September 30, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current year as a component of the income tax provision and the absence of the unfavorable impact of a change in state apportionment on the Company’s domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS in the first quarter of 2016, partially offset by the unfavorable impact from an increase in pre-tax income in the current year from domestic operations taxed at a high statutory rate.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2016	2016
Revenues	$412,954	$1,221,894
Net income	$43,692	$93,856

Basic EPS	$0.22	$0.47
Diluted EPS	$0.21	$0.46

Basic weighted average number of common shares outstanding	201,782	199,365
Diluted weighted average number of common and common equivalent shares outstanding	206,635	205,334

During the nine months ended September 30, 2017, the Company received cash purchase price adjustments totaling $1.8 million related to the acquisitions of Conifer and GFS.  This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the nine months ended September 30, 2017 on the Company’s Condensed Consolidated Statement of Cash Flows.

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed consolidating financial information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$19,294	$83,985	$—	$103,279
Accounts receivable, net	—	165,723	72,954	—	238,677
Prepaid expenses and other current assets	—	18,469	14,219	—	32,688
Prepaid income taxes	—	13,803	29	—	13,832
Restricted cash	—	592	—	—	592
Net property, plant and equipment	—	62,791	40,789	—	103,580
Investment in subsidiaries	3,186,168	910,117	—	(4,096,285)	—
Intercompany receivables	—	223,838	92,305	(316,143)	—
Deferred income taxes, long-term	—	—	2,166	—	2,166
Goodwill, intangible and other assets, net	—	3,906,024	1,197,783	—	5,103,807
Total assets	$3,186,168	$5,320,651	$1,504,230	$(4,412,428)	$5,598,621

Current portion of long-term debt	—	13,797	25,730	—	39,527
Accounts payable	—	18,866	8,910	—	27,776
Accrued expenses	7,344	74,419	44,189	—	125,952
Deferred revenue	—	187,157	25,654	—	212,811
Long-term debt, net of current portion	600,000	1,313,753	263,928	—	2,177,681
Other long-term liabilities	—	50,829	34,938	—	85,767
Intercompany payables	71,185	92,305	152,653	(316,143)	—
Deferred income taxes, long-term	—	383,357	38,111	—	421,468
Total liabilities	678,529	2,134,483	594,113	(316,143)	3,090,982
Total stockholders’ equity	2,507,639	3,186,168	910,117	(4,096,285)	2,507,639
Total liabilities and stockholders’ equity	$3,186,168	$5,320,651	$1,504,230	$(4,412,428)	$5,598,621

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$33,723	$83,835	$—	$117,558
Accounts receivable, net	—	174,927	66,380	—	241,307
Prepaid expenses and other current assets	—	18,129	12,990	—	31,119
Prepaid income taxes	—	21,600	1,412	—	23,012
Restricted cash	—	1,788	328	—	2,116
Net property, plant and equipment	—	42,358	38,037	—	80,395
Investment in subsidiaries	2,910,669	769,716	—	(3,680,385)	—
Intercompany receivables	—	162,791	39,894	(202,685)	—
Deferred income taxes, long-term	—	—	2,410	—	2,410
Goodwill, intangible and other assets, net	—	4,021,445	1,187,609	—	5,209,054
Total assets	$2,910,669	$5,246,477	$1,432,895	$(3,883,070)	$5,706,971

Current portion of long-term debt	—	108,989	17,155	—	126,144
Accounts payable	—	10,714	5,776	—	16,490
Accrued expenses	16,155	109,746	53,395	—	179,296
Income taxes payable	—	—	3,473	—	3,473
Deferred revenue	—	212,890	22,332	—	235,222
Long-term debt, net of current portion	600,000	1,416,695	358,291	—	2,374,986
Other long-term liabilities	—	29,827	29,400	—	59,227
Intercompany payables	35,936	39,894	126,855	(202,685)	—
Deferred income taxes, long-term	—	407,053	46,502	—	453,555
Total liabilities	652,091	2,335,808	663,179	(202,685)	3,448,393
Total stockholders’ equity	2,258,578	2,910,669	769,716	(3,680,385)	2,258,578
Total liabilities and stockholders’ equity	$2,910,669	$5,246,477	$1,432,895	$(3,883,070)	$5,706,971

	For the Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$290,020	$128,593	$(362)	$418,251
Cost of revenues	—	145,925	74,239	(362)	219,802
Gross profit	—	144,095	54,354	—	198,449
Operating expenses:
Selling and marketing	—	20,760	7,421	—	28,181
Research and development	—	25,592	11,784	—	37,376
General and administrative	—	20,732	8,243	—	28,975
Total operating expenses	—	67,084	27,448	—	94,532
Operating income	—	77,011	26,906	—	103,917
Interest expense, net	(8,813)	(12,952)	(4,485)	—	(26,250)
Other (expense) income, net	—	(24,854)	22,319	—	(2,535)
Earnings from subsidiaries	73,040	39,491	—	(112,531)	—
Income before income taxes	64,227	78,696	44,740	(112,531)	75,132
Provision for income taxes	—	5,656	5,249	—	10,905
Net income	$64,227	$73,040	$39,491	$(112,531)	$64,227
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	19,951	19,951	16,898	(36,849)	19,951
Comprehensive income	$84,178	$92,991	$56,389	$(149,380)	$84,178

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$262,350	$121,385	$(431)	$383,304
Cost of revenues	—	137,369	71,089	(431)	208,027
Gross profit	—	124,981	50,296	—	175,277
Operating expenses:
Selling and marketing	—	20,448	6,880	—	27,328
Research and development	—	26,575	11,126	—	37,701
General and administrative	—	24,824	8,521	—	33,345
Total operating expenses	—	71,847	26,527	—	98,374
Operating income	—	53,134	23,769	—	76,903
Interest expense, net	(8,812)	(16,651)	(6,185)	—	(31,648)
Other (expense) income, net	—	(15,364)	18,019	—	2,655
Earnings from subsidiaries	47,559	30,522	—	(78,081)	—
Income before income taxes	38,747	51,641	35,603	(78,081)	47,910
Provision for income taxes	—	4,082	5,081	—	9,163
Net income	$38,747	$47,559	$30,522	$(78,081)	$38,747
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(12,060)	(12,060)	(10,844)	22,904	(12,060)
Comprehensive income	$26,687	$35,499	$19,678	$(55,177)	$26,687

	For the Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$866,090	$372,124	$(1,284)	$1,236,930
Cost of revenues	—	441,464	220,773	(1,284)	660,953
Gross profit	—	424,626	151,351	—	575,977
Operating expenses:
Selling and marketing	—	66,093	22,451	—	88,544
Research and development	—	79,988	34,916	—	114,904
General and administrative	—	63,112	25,798	—	88,910
Total operating expenses	—	209,193	83,165	—	292,358
Operating income	—	215,433	68,186	—	283,619
Interest expense, net	(26,438)	(40,974)	(14,153)	—	(81,565)
Other (expense) income, net	—	(58,033)	54,230	—	(3,803)
Loss on extinguishment of debt	—	(1,743)	(583)	—	(2,326)
Earnings from subsidiaries	189,963	94,182	—	(284,145)	—
Income before income taxes	163,525	208,865	107,680	(284,145)	195,925
Provision for income taxes	—	18,902	13,498	—	32,400
Net income	$163,525	$189,963	$94,182	$(284,145)	$163,525
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	51,696	51,696	45,905	(97,601)	51,696
Comprehensive income	$215,221	$241,659	$140,087	$(381,746)	$215,221

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$163,525	$189,963	$94,182	$(284,145)	$163,525
Non-cash adjustments	—	147,277	48,950	—	196,227
Intercompany transactions	35,251	5,875	(41,126)	—	—
Earnings from subsidiaries	(189,963)	(94,182)	—	284,145	—
Changes in operating assets and liabilities	(8,813)	(35,024)	(8,825)	—	(52,662)
Net cash provided by operating activities	—	213,909	93,181	—	307,090
Cash Flow from Investment Activities:
Additions to property and equipment	—	(22,850)	(6,929)	—	(29,779)
Proceeds from sale of property and equipment	—	1	—	—	1
Cash paid for business acquisitions, net of cash acquired	—	1,802	3	—	1,805
Additions to capitalized software	—	(5,645)	(2,523)	—	(8,168)
Net cash used in investing activities	—	(26,692)	(9,449)	—	(36,141)
Cash Flow from Financing Activities:
Cash received from debt borrowings	—	45,000	—	—	45,000
Repayments of debt	—	(249,800)	(88,000)	—	(337,800)
Transactions involving Holding's common stock	—	2,273	(2)	—	2,271
Intercompany transactions	—	(315)	315	—	—
Net cash used in financing activities	—	(202,842)	(87,687)	—	(290,529)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	3,777	—	3,777
Net decrease in cash, cash equivalents and restricted cash	—	(15,625)	(178)	—	(15,803)
Cash, cash equivalents and restricted cash, beginning of period	—	35,511	84,163	—	119,674
Cash, cash equivalents and restricted cash, end of period	$—	$19,886	$83,985	$—	$103,871

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$73,973	$100,247	$71,885	$(172,132)	$73,973
Non-cash adjustments	—	89,915	47,547	—	137,462
Intercompany transactions	35,935	(21,251)	(14,684)	—	—
Earnings from subsidiaries	(100,247)	(71,885)	—	172,132	—
Changes in operating assets and liabilities	(9,661)	40,315	(5,073)	—	25,581
Net cash provided by operating activities	—	137,341	99,675	—	237,016
Cash Flow from Investment Activities:
Additions to property and equipment	—	(7,672)	(11,198)	—	(18,870)
Proceeds from sale of property and equipment	—	67	2	—	69
Cash paid for business acquisitions, net of cash acquired	—	(214,689)	(94,743)	—	(309,432)
Additions to capitalized software	—	(3,860)	(2,277)	—	(6,137)
Purchase of long-term investment	—	(1,000)	—	—	(1,000)
Net cash used in investing activities	—	(227,154)	(108,216)	—	(335,370)
Cash Flow from Financing Activities:
Repayments of debt	—	(195,500)	(73,050)	—	(268,550)
Transactions involving Holding's common stock	—	35,226	—	—	35,226
Intercompany transactions	—	(87,272)	87,272	—	—
Payment of fees related to refinancing activities	—	(503)	—	—	(503)
Net cash (used in) provided by financing activities	—	(248,049)	14,222	—	(233,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(880)	—	(880)
Net (decrease) increaase in cash, cash equivalents and restricted cash	—	(337,862)	4,801	—	(333,061)
Cash, cash equivalents and restricted cash, beginning of period	—	363,073	73,904	—	436,977
Cash, cash equivalents and restricted cash, end of period	$—	$25,211	$78,705	$—	$103,916

Note 10—Subsequent Events

On October 13, 2017, the Company purchased all of the outstanding stock of CommonWealth Fund Services Ltd. (“CommonWealth”), a Canadian fund administrator, for approximately $16.4 million, subject to certain adjustments. CommonWealth provides a full range of administration services to hedge funds, private equity funds, real estate funds, fund of funds, family offices, and other institutions.

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

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Software-enabled services	67%	65%	67%	65%
Maintenance and term licenses	27	28	27	28
Total recurring revenues	94	93	94	93
Perpetual licenses	1	1	1	1
Professional services	5	6	5	6
Total non-recurring revenues	6	7	6	7
Total revenues	100%	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2017	2016		2017	2016
Revenues:
Software-enabled services	$282,133	$248,772	13%	$831,103	$699,091	19%
Maintenance and term licenses	112,819	106,925	6	336,990	305,437	10
Total recurring revenues	394,952	355,697	11	1,168,093	1,004,528	16
Perpetual licenses	3,576	4,389	(19)	10,226	14,643	(30)
Professional services	19,723	23,218	(15)	58,611	61,341	(4)
Total non-recurring revenues	23,299	27,607	(16)	68,837	75,984	(9)
Total revenues	$418,251	$383,304	9	$1,236,930	$1,080,512	14

Three Months Ended September 30, 2017 and 2016. Our revenues increased primarily due to revenues related to our acquisitions, which included Wells Fargo’s Global Fund Services business (“GFS”) and Conifer Financial Services (“Conifer”) in the fourth quarter of 2016, which contributed $20.9 million in revenues, net of a reduction of $0.5 million in revenues related to the loss of sales to these businesses.  Additionally, organic revenues increased $12.7 million, of which approximately $7.2 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  The change in organic revenues also reflects a reduction of $5.9 million related to fund administration service clients that were acquired through the Citigroup Alternative Investor Services business (“Citigroup AIS”) acquisition who had indicated they were terminating their contracts prior to the acquisition closing.  The final purchase price of the Citigroup AIS business acquisition included an adjustment for these terminated clients.  The remaining increase in organic revenues was primarily due to a continued increase in demand for our fund administration services.  Our revenues also increased $1.4 million due to the favorable impact from foreign currency translation, which resulted primarily from the weakness of the U.S. dollar relative to the Euro and Canadian dollar. Recurring revenues increased primarily due to the acquisitions, which added revenues of $20.4 million, as well as from an increase in organic revenues of $17.7 million, of which $4.6 million was the result of the impact of the fair value adjustment of acquired deferred revenue on the periods. The organic recurring revenue increase was primarily due to an increase in software-enabled services revenues within our fund administration business as well as an increase in license revenues from term licenses. Non-recurring revenues decreased primarily due to a decrease in organic revenues of $5.0 million, which is net of an increase of approximately $2.7 million resulting from the impact of the fair value adjustment of acquired deferred revenue, partially offset by our acquisitions, which contributed $0.5 million.  The organic non-recurring revenue decrease was due to decreases of $4.2 million and $0.8 million in professional services and perpetual licenses revenues, respectively.

Nine Months Ended September 30, 2017 and 2016. Our revenues increased primarily due to revenues related to our acquisitions, which included GFS and Conifer in the fourth quarter of 2016 and Citigroup AIS in the first quarter of 2016, which contributed $99.1 million in revenues, net of a reduction of $2.2 million in revenues related to the loss of sales to these businesses.  Additionally, organic revenues increased $58.8 million, of which approximately $32.6 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  The change in organic revenues also reflects a reduction of $13.3 million related to fund administration service clients that were acquired through the Citigroup AIS acquisition who had indicated they were terminating their contracts prior to the acquisition closing.  The final purchase price of the Citigroup AIS business acquisition included an adjustment for these terminated clients.  The remaining increase in organic revenues was primarily due to a continued increase in demand for our fund administration services.  These increases were partially offset by the unfavorable impact from foreign currency translation of $1.5 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound. Recurring revenues increased primarily due to the acquisitions, which added revenues of $97.8 million, as well as from an increase in organic revenues of $67.1 million, of which $26.0 million was the result of the impact of the fair value adjustment of acquired deferred revenue on the periods. The organic recurring revenue increase was primarily due to an increase in software-enabled services revenues within our fund administration business as well as an increase in license revenues from term licenses revenues.  Non-recurring revenues decreased primarily due to a decrease in organic revenues of $8.3 million, which is net of an increase of approximately $6.6 million resulting from the impact of the fair value adjustment of acquired deferred revenue, partially offset by our acquisitions, which contributed $1.3 million.  The organic non-recurring revenue decrease was due to decreases of $4.3 million and $4.0 million in perpetual licenses and professional services revenues, respectively.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues:
Cost of software-enabled services	55%	58%	56%	58%
Cost of maintenance and term licenses	41	43	42	45
Total cost of recurring revenues	51	53	52	54
Cost of perpetual licenses	18	14	18	12
Cost of professional services	86	81	85	84
Total cost of non-recurring revenues	76	71	75	70
Total cost of revenues	53	54	53	55
Gross margin percentage	47	46	47	45

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2017	2016		2017	2016
Cost of revenues:
Cost of software-enabled services	$155,497	$143,074	9%	$468,391	$403,045	16%
Cost of maintenance and term licenses	46,662	45,458	3	140,927	138,864	1
Total cost of recurring revenues	202,159	188,532	7	609,318	541,909	12
Cost of perpetual licenses	642	608	6	1,857	1,749	6
Cost of professional services	17,001	18,887	(10)	49,778	51,532	(3)
Total cost of non-recurring revenues	17,643	19,495	(9)	51,635	53,281	(3)
Total cost of revenues	$219,802	$208,027	6	$660,953	$595,190	11

Three Months Ended September 30, 2017 and 2016. Our total cost of revenues increased primarily due to our acquisitions, which included GFS and Conifer, which added costs of $14.3 million for the three months ended September 30, 2017. This increase was also affected by the unfavorable impact from foreign currency translation of $1.1 million, which resulted primarily from the weakness of the U.S. dollar relative to the Canadian dollar.  These increases were partially offset by a decrease of $3.6 million in costs of organic revenues, primarily related to cost synergies from acquisitions.  Recurring cost of revenues increased primarily due to the acquisitions, which added costs of $14.1 million. Non-recurring cost of revenues decreased primarily due to lower personnel and personnel related costs.

Nine Months Ended September 30, 2017 and 2016. Our total cost of revenues increased primarily due to our acquisitions, which included GFS, Conifer and Citigroup AIS, which added costs of $74.6 million for the nine months ended September 30, 2017.  This increase was partially offset by a decrease of $6.0 million in costs of organic revenues, primarily related to cost synergies from acquisitions as well as by the favorable impact from foreign currency translation of $2.8 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound.  Recurring cost of revenues increased primarily due to the acquisitions, which added costs of $74.2 million. Non-recurring cost of revenues decreased primarily due to lower personnel and personnel related costs.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Selling and marketing	7%	7%	7%	8%
Research and development	9	10	10	11
General and administrative	7	9	7	8
Total operating expenses	23%	26%	24%	27%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2017	2016		2017	2016
Operating expenses:
Selling and marketing	$28,181	$27,328	3%	$88,544	$85,724	3%
Research and development	37,376	37,701	(1)	114,904	114,975	(0)
General and administrative	28,975	33,345	(13)	88,910	91,239	(3)
Total operating expenses	$94,532	$98,374	(4)	$292,358	$291,938	0

Three and Nine Months Ended September 30, 2017 and 2016. The decrease in total operating expenses for the three months ended September 30, 2017 was primarily due to a decrease in organic operating expenses of $7.7 million, partially offset by our acquisitions, which included GFS and Conifer, which added expenses of $3.4 million as well as the unfavorable impact from foreign currency translation of $0.4 million, which resulted primarily from the weakness of the U.S. dollar relative to the Canadian dollar.  Organic operating expenses decreased due to lower personnel-related costs, stock-based compensation, bad debt expense and independent contractor costs partially offset by higher professional fees.  Total operating expenses increased slightly for the nine months ended September 30, 2017 as compared to the same period in 2016 due to our acquisitions, which included Citi, GFS and Conifer, which added expenses of $15.0 million, partially offset by decreases in organic operating expenses of $12.7 million as well as the favorable impact from foreign currency translation of $1.9 million, which resulted from the strength of the U.S. dollar relative to the British pound.  Organic operating expenses decreased due to lower stock-based compensation, personnel-related costs and independent contractor costs offset by higher professional fees.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $26.3 million and $81.6 million for the three and nine months ended September 30, 2017, respectively, compared to $31.6 million and $97.6 million for the three and nine months ended September 30, 2016, respectively.  The decrease in interest expense for 2017 as compared to 2016 for both periods presented was primarily due to a lower average debt balance and a lower average interest rate, as a result of the March 2017 Amendment to our Credit Agreement. These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. We had other expense, net of $2.5 million and $3.8 million for the three and nine months ended September 30, 2017, respectively, compared to other income, net of $2.7 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.  Other (expense) income, net consists primarily of foreign currency transaction gains and losses for all periods presented except for the nine months ended September 30, 2016, which consisted primarily of a gain from a legal settlement.

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

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$10,905	$9,163	$32,400	$22,648
Effective tax rate	15%	19%	17%	23%

Our September 30, 2017 and 2016 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations. The decrease in the effective tax rate for the three months ended September 30, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current quarter as a component of the income tax provision as well as the recognition of previously unrecognized tax benefits due to a lapse in the statute of limitations in the current quarter. The decrease in the effective tax rate for the nine months ended September 30, 2017 was primarily due to the recognition of windfall tax benefits from stock awards in the current year as a component of the income tax provision and the absence of the unfavorable impact of a change in state apportionment on our domestic deferred tax liabilities as a result of the acquisition of Citigroup AIS in the first quarter of 2016, partially offset by the unfavorable impact from an increase in pre-tax income from domestic operations taxed at a high statutory rate.  Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 34.6% and 19.3%, respectively, in 2017. The consolidated expected effective tax rate for the year ended December 31, 2017 is forecasted to be between 18% and 19%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In 2017, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 and $0.07 per share of common stock on September 15, 2017 to stockholders of record as of the close of business on March 1, 2017, June 1, 2017 and September 1, 2017, respectively, totaling $39.9 million.

Our cash, cash equivalents and restricted cash at September 30, 2017 were $103.9 million, a decrease of $15.8 million from $119.7 million at December 31, 2016. The decrease in cash, cash equivalents and restricted cash is primarily due to net repayments of debt, payment of dividends and capital expenditures. These decreases were partially offset by cash provided by operations and proceeds from stock option exercises.

Net cash provided by operating activities was $307.1 million for the nine months ended September 30, 2017.  Cash provided by operating activities primarily resulted from net income of $163.5 million adjusted for non-cash items of $196.2 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $52.7 million. The changes in our working capital accounts were driven by a decrease in accrued expenses and deferred revenue, partially offset by an increase in accounts payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2017.  The decrease in deferred revenue was primarily due to an increase in the number of new license contracts and contract renewals that qualified for up-front revenue recognition as well as the decline in deferred revenue associated with the completion of professional services installations of our software.  The increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $36.1 million for the nine months ended September 30, 2017, primarily related to $29.8 million in capital expenditures and $8.2 million in capitalized software development costs partially offset by cash received of $1.8 million related to purchase price adjustments for prior acquisitions.

Financing activities used net cash of $290.5 million for the nine months ended September 30, 2017, representing net repayments of debt totaling $292.8 million, $39.9 million in quarterly dividends paid and $4.1 million in withholding taxes paid related to equity award net share settlements, partially offset by proceeds of $46.3 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2017, we held approximately $80.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. At September 30, 2017, we held approximately $74.6 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

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

As of September 30, 2017, there was $88.2 million in principal amount outstanding under the Term Loan A-1, $136.8 million in principal amount outstanding under the Term Loan A-2, $1,369.4 million in principal amount outstanding under the Term Loan B-1 and $72.4 million in principal amount outstanding under the Term Loan B-2.  In addition, the Amended Senior Secured Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments, or the Revolving Credit Facility, of which $0.0 million and $94.0 million was outstanding as of September 30, 2017 and December 31, 2016, respectively.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.9 million and $0.6 million was outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

The Amended Senior Secured Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Amended Senior Secured Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. In addition, under the Amended Senior Secured Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Amended Senior Secured Credit Agreement, in which case the lenders could elect to accelerate payments under the Amended Senior Secured Credit Agreement and terminate any commitments they have to provide future borrowings. As of September 30, 2017, we were in compliance with the financial and non-financial covenants.

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

At any time after July 15, 2018, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 15, 2018, we may redeem all or any portion of the notes at 100% of their principal amount, plus a “make whole” premium calculated pursuant to the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, prior to July 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with our affiliates.

As of September 30, 2017, there were $600.0 million in principal amount of Senior Notes outstanding.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Amended Senior Secured Credit Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2017	2016	2017	2016	2017
Net income	$64,227	$38,747	$163,525	$73,973	$220,548
Interest expense, net	26,250	31,648	81,565	97,583	112,436
Provision for income tax	10,905	9,163	32,400	22,648	42,372
Depreciation and amortization	59,666	57,470	176,879	170,910	234,652
EBITDA	161,048	137,028	454,369	365,114	610,008
Stock-based compensation	10,294	12,489	31,572	40,402	41,734
Capital-based taxes	250	1,000	1,000	1,472	1,010
Acquired EBITDA and cost savings (1)	365	—	3,581	5,814	6,859
Non-cash portion of straight-line rent expense	1,933	269	2,479	1,822	2,855
Loss on extinguishment of debt	—	—	2,326	—	2,326
Purchase accounting adjustments (2)	777	5,573	3,782	29,831	5,570
Other (3)	4,540	311	8,704	7,065	7,530
Consolidated EBITDA	$179,207	$156,670	$507,813	$451,520	$677,892

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

Our covenant requirement for net senior secured leverage ratio and the actual ratio as of September 30, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.25x	2.31x

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017.  Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Condensed Consolidated Statements of Cash Flows.  As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the nine months ended September 30, 2016 will not be adjusted and continue to be reported in financing activities in the Condensed Consolidated Statements of Cash Flows.  As a result of the adoption, the Company recognized discrete tax benefits of $2.7 million and $12.8 million in the provision for income taxes line of the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established.  The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change.  The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share for the three and nine months ended September 30, 2017, which had the effect of increasing the weighted average common stock equivalents.  Prior to the adoption of ASU 2016-09, the Company included excess tax benefits in assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method.  Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

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

The Company plans to adopt the new revenue standard using the modified retrospective approach when it becomes effective for the Company in the first quarter of fiscal 2018.  The Company is continuing to evaluate the impact on the Company’s financial position, results of operations and cash flows, and associated processes, systems and internal controls.  Based upon the Company’s continued assessments of the new revenue standard, the Company would be required to recognize the license component of term license arrangements upfront and the associated maintenance component over the contract period.  Under the current revenue standard, the Company recognizes both the term license and maintenance revenues ratably over the contract period.  In addition, a portion of deferred revenue recorded in accordance with the current revenue standard will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within retained earnings.  The Company is also evaluating the timing and recognition of costs to obtain contracts with customers, such as commissions, under the new revenue standard.  The Company is continuing to assess the new revenue standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At September 30, 2017, we had total debt of $2,266.8 million, including $1,666.8 million of variable interest rate debt. As of September 30, 2017, a 1% increase in interest rates would result in an increase in interest expense of approximately $16.7 million per year.

During the nine months ended September 30, 2017, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the nine months ended September 30, 2017. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: November 2, 2017