Form 10-K
period 2017-12-31
SS&C Technologies Holdings Inc
filed 2018-02-28
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was $6,638,369,265 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 206,631,365 shares of the registrant’s common stock outstanding as of February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2017. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not statements of historical fact are forward-looking statements, including, without limitation, statements regarding future financial performance, funding requirements and liquidity; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, competitive strengths or market position, acquisitions and related synergies; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. The forward-looking statements contained herein also include statements about the expected effects on the Company of the proposed acquisition of DST Systems, Inc. (“DST”), the expected timing and conditions precedent relating to the proposed acquisition of DST, anticipated earnings enhancements, synergies, and other strategic options.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other communication in which they are made. We expressly disclaim any obligation to update our forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise, except as required by law.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ADVENT REVENUE CENTER, ADVISORWARE, AXYS, BENEFIX, BLACK DIAMOND, DBC, DEAL MACROS, DEAL WORKSHEETS, FIXLINK, FUNDRUNNER, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX,  GOREC, GORISK, MARGINMAN, MAXIMIS, MOXY, PACER, PAGES, PORTIA, PORTPRO, PRO-JECT, RECON, SKYLINE, SYNCOVA, SYLVAN, TAMALE, TAMALE RMS, TRADETHRU, TRADEWARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to approximately 11,000 clients, principally within the institutional asset and wealth management, alternative investment management, financial advisory and financial institutions vertical markets. In addition, our clients include commercial lenders, real estate investment trusts (“REITs”), corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

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

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. As a consequence, a significant portion of our revenues consists of subscription payments and maintenance fees and is contractually recurring in nature. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed, the volume of transactions, and the level of service the client requires.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which include our software-enabled services and maintenance and term licenses revenues, represented 94% of total revenues in the year ended December 31, 2017. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $1,675.3 million for the year ended December 31, 2017 as compared to revenues of $1,481.4 million for the year ended December 31, 2016. In 2017, we generated 78% of our revenues from clients in North America and 22% from clients outside North America. Our revenues are highly diversified, with our largest client in 2017 accounting for less than 2% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

Our Industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, registered investment advisors (“RIAs”), wealth managers, banks and brokerage firms. We believe that financial services providers will increasingly turn to information technology (“IT”) solutions, provided by an independent vendor, as a result of economic challenges and heightened regulatory requirements. Financial service firms are in a search for more risk-averse business strategies, simplified regulatory compliance, and full service solutions provided by a single vendor. As a result, we believe the financial services industry will continue to invest in IT and outsourcing solutions in 2018.

Market Trends

The demand for our products and services comes from a number of distinct sources: new hedge fund, private equity, real assets, and RIA formation, new business lines and combinations of business lines at existing clients, replacement of legacy in-house operations and competitor systems and expansion of our existing client relationships. Underlying these demand drivers are several industry trends, including:

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

●

Regulatory changes. Our clients must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations. Even years after the enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Form Private Fund, the European Union’s Alternative Investment Fund Managers Directive (“AIFMD”), the U.S. Foreign Account Tax Compliance Act, the European Market Infrastructure Regulation and other local reforms, many of the rules are still being defined. We have also seen new regulation impacting our clients operations, including Markets in Financial Instruments Directive (“MiFID II”), Securities and Exchange Commission (“SEC”) Modernization (Forms “N-LIQUID”, “N-PORT”, “N-CEN”), and AEOIS.  We expect regulatory changes to increase the complexity of compliance and the demand for our products and services and motivate clients to develop systems infrastructure and research management processes to comply with regulatory requirements.

●

Technological paradigm shift. We have recently seen an increased demand for software delivery options, including cloud-based services, social collaboration and information access through mobile devices. Cloud solutions allow firms to use a broader range of capabilities without incurring implementation or maintenance costs, with software that can be upgraded with limited disruption to a company’s current operations. Accessibility and demands for collaboration is also a key driver of cloud adoption. Mobility is increasingly relevant for the investment management industry and therefore we believe clients have increased expectations of anytime, anywhere access to portfolio and client data, as well as the ability to communicate and collaborate. New technology incorporating machine learning and Robotic Process Automation (“RPA”) are gaining traction in the financial technology industry. We believe that these next generation tools will increase efficiency, reduce errors, and enable complex financial record keeping without human intervention.

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

We are a global business providing a broad portfolio of approximately 90 software products and software-enabled services and have 81 offices worldwide. As of December 31, 2017, we had 7,448 development, service and support professionals with significant expertise across the industries that we serve and a deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs.

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

#1, Publically-traded, independent fund administration services.

The third-party service providers that participate in the alternative investment market include fund managers, auditors, fund administrators, attorneys, custodians and prime brokers. Each provider performs a valuable function with the intention of providing transparency of the fund’s assets and the valuation of those assets. Conflicts of interest may arise when the above parties attempt to provide more than one of these services. The industry is increasingly recognizing these conflicts and, as a result, seeking independent fund administrators such as SS&C. As a publically traded company, our clients and prospects have access to our 10-Qs and 10-Ks filed with the SEC, giving them transparency into our overall financial strength.

Experienced management team with strong integrating and operating track record.

Our senior management team has a track record of operational excellence and an average of more than 20 years of experience in the software and financial services industries, and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 49 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. All of our senior executives are compensated based upon the Company’s financial success.

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

Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. SS&C’s products are sold to a diverse group of clients from niche players in the financial services industry to the largest institutions in the world. Furthermore, our client base of approximately 11,000 clients represents a fraction of the total number of financial services providers globally. We believe there is opportunity to grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of outsourcing mission-critical operations by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. Our software-enabled services revenues increased from $670.2 million for the year ended December 31, 2015 to $1,114.0 million for the year ended December 31, 2017, representing a compound annual growth rate of 28.9%.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 49 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2017, we generated 22% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in Asia Pacific as a result of recent acquisitions. We believe this region presents a compelling growth opportunity.

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

Since 1995, we have acquired 49 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 11 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 1995 (in thousands):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
February 2005	EisnerFast	$25,300	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
October 2005	Open Information Systems	$24,000	Entered money market, custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
November 2009	TheNextRound	$21,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500	Expanded electronic trading offering in broker/dealer market
December 2010	TimeShareWare	$30,500	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170,000	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834,400	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95,000	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600,000	Expanded global investment management software and services
September 2015	Varden Technologies	$25,000	Added cloud-based client and advisor communication solutions for investment firms
November 2015	Primatics Financial	$116,000	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup's Alternative Investor Service	$425,000	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo's Global Funds Service	$75,050	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88,500	Expanded fund administration services in hedge fund and other asset management sectors
October 2017	CommonWealth Fund Services Ltd.	$16,400	Expanded fund administration services in hedge fund and private equity sectors

On January 11, 2018, the Company and DST Systems, Inc. (“DST”) announced that they had entered into a definitive agreement wherein the Company will acquire DST.  Under the terms of the agreement, the Company will acquire DST for an enterprise value of approximately $5.4 billion, comprising $84 per share of DST common stock in cash plus the assumption of debt.  The closing, which is expected to occur by the third quarter of 2018, remains subject to DST stockholder approval, clearances by relevant regulatory authorities and satisfaction of customary closing conditions.  The Company plans to fund the acquisition and refinance certain of the Company’s existing debt and all of DST’s existing debt with a combination of debt and equity.  DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.

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

Software-enabled Outsourcing Services

SS&C provides a range of software-enabled outsourcing services that include fund administration, managed services with our world-class data centers, and technology and operations outsourcing.

SS&C GlobeOp. We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C GlobeOp offers fund manager services, transfer agency services, funds-of-funds services, tax processing, compliance services and accounting processing. SS&C GlobeOp supports all fund types and investment strategies. Our proprietary modules, “Go-Apps” including GoTrade+ and GoRisk, target specific processes in the post-trade investment cycle and are fully integrated within the SS&C GlobeOp service. Market segments served include hedge funds, funds-of-funds, private equity, and real assets firms.

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

Portfolio management/accounting software

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

HiPortfolio. HiPortfolio is an investment accounting and asset servicing solution. It provides full life cycle processing including comprehensive investment and fund accounting capabilities, flexible transaction processing from order capture to post-trade activity, and proven support for middle- and back-office operations.

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

Performance measurement and attribution

Our performance measurement and attribution solutions calculate rates of return, attribution, composite returns, and ex-post risk measures. These solutions better explain investment strategies and performance to our clients’ investors, giving them greater transparency into their portfolios.

Sylvan. Sylvan is a performance measurement, attribution and composite management platform that is designed to streamline the calculation and reporting of performance measurement requirements.

Insight. Insight is a web-based performance measurement and attribution solution that combines in-depth analytical capabilities with cutting-edge visualization technology. Insight brings clarity to alternative investment firm’s performance analytic with interactive visual displays, benchmark customization, presentation formation, and fulfills GIPs compositing, reporting, and compliance requirements.

Anova. SS&C Anova acts as a central data hub, consolidating and aggregating critical holding, position and transaction data in near real time. Its robust performance and attribution engine provides a detailed breakdown of the sources of risk and return from portfolio holdings, enabling clients to understand and react to their portfolio performance.

Banking and Lending Solutions

SS&C offers end-to-end banking and lending solutions to support the full range of types, including commercial and syndicated, consumer direct, auto, mortgage and lines of credit. Our solutions help streamline and modernize loan operations, bringing “future-proof” flexibility, scalability and transparency to the management of loan assets.

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

SS&C Primatics. SS&C Primatics automates processes, enables compliance with changing regulations, and accurate data analysis that is aimed to improve real-time decision-making. The SS&C Primatics Evolv product eliminates the manual processes and spreadsheets by automating all of the loan accounting functions (data, calculations, processes, workflows and reporting) that are not being addressed by core banking systems.

Global Debt Manager (“GDM”). GDM is a suite of industry-leading solutions, seamlessly integrated under a common core with single-sign on. GDM enables global banks and securities firms to streamline global registrar and transfer and paying agency operations, providing a full range of corporate trust support, encompassing money market issuance, long-term debt and common depository, with multi-currency and local market support world-wide. The GDM suite includes Long-term debt manager, Common Depository Manager, GDM Match, and Money Market Manager.

Global Treasury Manager (“GTM”). GTM is a suite of industry-leading solutions designed specifically to meet the needs of broker/dealers, credit unions, and banks. SS&C’s solutions for financial institutions include fixed-income securities trading, safekeeping, money market processing, collateral management, repo processing, portfolio accounting and analytics as well as asset/liability management. GTM’s suite of products include TradeThru, MarginMan, Lightning, and PortPro.

Trading and Treasury operations

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

Client Reporting

Our  powerful client communications solutions serve investment managers, wealth managers, insurance companies, and alternative investors and allow our customers to create on-demand, custom reports.

SS&C VisionFI. VisionFI (Financial Insights) is a comprehensive, end-to-end solution for designing, producing and distributing client communications content for the financial services industry. It enables firms to deliver high-end, customized reports and deliver via print, email, or online portal.

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

DBC Debt Structuring Solutions. The DBC family of solutions provides technology for structuring and reporting on municipal finance, general obligation and revenue bond issues, including asset-backed housing and student loan securitization. Underwriters, investment banks, municipal issuers and financial advisors use DBC solutions for structuring new issues, securitizations, strategic planning and asset/liability management. The DBC suite includes DBC Finance, DBC Debt Manager, DBC PortOpt, DBC Housing, DBC Multi-Family/Healthcare, and DBC Student Loan.

Global Markets Risk. Global Markets Risk provides a comprehensive view of risk across all asset classes for banks, hedge funds, asset managers, insurance companies and pension funds. Risk Analytics is designed for risk managers who need better tracking, managing and reporting of value-at-risk and ex-ante risk measures across all asset classes.

Property management

We provide technology solutions for commercial and multifamily property management firms, as well as timeshare and resort operators. Our solutions automate and streamline daily accounting and administrative functions, and give clear insights into our clients’ assets.

SKYLINE. SKYLINE Property Management Software Solutions and Services is a comprehensive property management system that integrates all aspects of real estate property management, from prospect management to lease administration, work order management, accounting and reporting. By providing a single-source view of all real estate holdings, SKYLINE functions as an integrated lease administration system, a historical property/portfolio knowledge base and a robust accounting and financial reporting system, enabling users to track each property managed, including data on specific units and tenants.

TimeShareWare. TimeShareWare Enterprise incorporates a Service Oriented Architecture and provides the tools, structure, and performance needed to accommodate management of complex and demanding resort operations, including sales and marketing, management, contract processing, loan servicing and property management.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2017, revenues from professional services represented 5% of total revenues.

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

Clients

We have approximately 11,000 clients globally in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2017, our top 10 clients represented approximately 10% of total revenues, with no single client accounting for more than 2% of total revenues.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $153.3 million, $152.7 million and $110.4 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

Our research and development engineers work closely with our marketing and support personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. We have generally issued a major release of our core products during the second or third quarter of each fiscal year, which includes both functional and technical enhancements. We also provide an annual release typically in the fourth quarter to reflect evolving regulatory changes in time to meet clients’ year-end reporting requirements.

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

Financial Advisor: We define the advisory market as independent and regional broker-dealers, wealth managers, trust companies, advisory firms, and registered investment advisers. We compete with a variety of vendors, which are generally smaller firms focused solely on the advisory market. Our competitors include Envestnet, Orion, Addepar, SEI’s wealth management platform, and custodians such as Charles Schwab, Fidelity, and Raymond James. Our strengths in this market are our premier platforms with flexible and on-demand delivery models, and approximately 90 complementary products and services.

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

Employees

As of December 31, 2017, we had 8,287 full-time employees, consisting of:

●	1,236 employees in research and development;
●	5,891 employees in consulting and services;
●	361 employees in sales and marketing;
●	321 employees in client support; and
●	478 employees in finance and administration.

As of December 31, 2017, 4,350 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

Additional Information

We were incorporated in Delaware in July 2005, as the successor to a corporation originally formed in Connecticut in March 1986. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095, and the telephone number of our principal executive offices is (860) 298-4500.

Our website address is www.ssctech.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements for the annual stockholder meetings and amendments thereto that we have filed or furnished with the SEC, as soon as reasonably practicable after we electronically file them with the SEC. The same information is available in print to any stockholder who submits a written request to the Company’s Investor Relations department.  We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.  The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

In recent years, the global economy has experienced a significant recession, severe disruptions in the credit markets, increased uncertainty about economic, political and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates, all of which have had at times a material and adverse effect on the financial markets and the activity levels of our clients. While the U.S. economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and the economy could slip back into an even more significant recession. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business, results of operations and financial condition, and the liquidity and financial condition of our clients.

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions.

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, on January 11, 2018, we entered into a definitive agreement to acquire DST.  However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

The process of integrating the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our business, results of operations and financial condition. Acquisitions may also place a significant strain on our administrative, operational, financial and other resources. In addition, certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us. Acquisitions may also expose us to litigation from our stockholders arising out of the acquisition, which, even if unsuccessful, could be costly to defend and serve as a distraction to management.  See also “—Risks Relating to Our Pending Acquisition of DST Systems, Inc.”

Consolidations and failures in the financial services industry could adversely affect us by causing a decline in demand for our products and services.

If banks and financial services firms fail or consolidate, there could be a decline in demand for our products and services. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.

Our business has become increasingly focused on the hedge fund industry, and we are subject to the variations and fluctuations of that industry.

As a result of our acquisitions of CommonWealth Fund Services Ltd. (“CommonWealth”) in October 2017, Conifer Financial Services (“Conifer”) and Wells Fargo’s Global Fund Services business (“GFS”) in December 2016, Citigroup Alternative Investor Services business (“Citigroup AIS”) in March 2016, Advent Software, Inc. (“Advent”) in July 2015 and GlobeOp Financial Services S.A. (“GlobeOp”) in May 2012, a higher percentage of our clients are hedge funds or funds of hedge funds. These clients and our business relating to them are affected by trends, developments and risks associated with the global hedge fund industry. The market environment for hedge funds involves risk and has suffered significant turmoil, including as a result of substantial changes in global economies, political uncertainty, stock market declines and new regulatory initiatives. Even in the absence of such factors, the global hedge fund industry is subject to fluctuations in assets under management that are impossible to predict or anticipate. Further, investor demand for hedge funds has experienced recent declines and increased withdrawals as a result of poor performance relative to benchmark indices and increased negative investor sentiment on fees.  These risks and trends could significantly and adversely affect some or all of our hedge fund clients, which could adversely affect our business, results of operations and financial condition. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund client’s trade, which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

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

As a service provider, we have been, and may in the future be, subject to claims and lawsuits from investors, regulators, liquidators, other third-parties and our clients, some of which pursue high-risk investment strategies and all of which are subject to substantial market risk, in the event that the underlying fund suffers investment losses, incurs instances of fraud, becomes insolvent, files for bankruptcy or otherwise becomes defunct. Even if we are not ultimately found to be liable, defending such claims or lawsuits could be time-consuming, divert management resources, harm our reputation and cause us to incur significant expenses. These claims or lawsuits could have an adverse effect on our business, results of operations and financial condition.

Catastrophic events may adversely affect our business.

A war, terrorist attack, natural disaster, pandemic or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, physical or cyber security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business, results of operation and financial condition.

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

If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.  Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We currently have approximately 2,462 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

India faces major challenges in the years ahead sustaining the economic growth that it has experienced over the past several years. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees and develop and operate our facilities in India could be adversely affected if India does not successfully meet these challenges, in which case we may need to relocate those facilities and that could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to enhance our existing products and services and to develop and introduce new products and services to promptly address the needs of our clients and a changing marketplace could adversely affect our business, results of operations and financial condition.

Undetected software design defects, errors or failures, or employee errors, may result in defects, delays, loss of our clients’ data, litigation against us and harm to our reputation and business.

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs in our software may affect the ability of our products to work with other hardware or software products, delay the development or release of new products or new versions of products, result in the loss of client data, damage our reputation, affect market acceptance of our products or result in the rejection of our products by the market, cause loss of revenues, divert development resources, increase product liability and warranty claims, and increase service and support costs. We cannot be certain that, despite testing by us and our clients, errors will not be found in new products or new versions of products. Moreover, our clients engage in complex trading activities and this complexity increases the likelihood that our employees may make errors. Employee errors, poor employee performance or misconduct may be difficult to detect and deter. These product defects or errors in the product operations, or employee errors, poor performance or misconduct, could cause damages to our clients for which they may assert claims or lawsuits against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention and result in reputational harm. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our business, results of operations and financial condition.

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform.

Personal privacy has become a significant issue in the U.S. and in many other countries where we offer our solutions or may offer them in the future. The regulatory framework for privacy issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personal information. In the U.S., these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”) and federal financial regulatory bodies. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers. For instance, effective May 2018, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”), a new E.U.-wide legal framework to govern data collection use and sharing and related consumer privacy rights, will strengthen and unify data protection rules for individuals within the E.U.  The GDPR also addresses export of personal data outside the E.U.  Many of these obligations are updated frequently and subject to interpretation by various regulatory bodies and thus require ongoing monitoring. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

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

Our business is subject to evolving and increasing regulation, and our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Bermuda Monetary Authority, British Virgin Islands Financial Services Commission, Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission, FTC, Cayman Islands Monetary Authority, Commission de Surveillance du Secteur Financier, Financial Industry Regulatory Authority, Financial Conduct Authority, Central Bank of Ireland, National Futures Association, Ontario Securities Commission, SEC, Securities Commission of the Bahamas, U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the U.S., the United Kingdom (“U.K.”) and the other jurisdictions in which we operate. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.  In addition, the final outcome of negotiations between the U.K. and the E.U. with respect to the U.K.’s exit from the E.U. is uncertain.  As a result, the impact of the U.K.’s exit on the U.K. regulatory regime is unknown, but it is possible that we will become subject to more onerous regulations in the U.K. as a result.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and anti-bribery laws in other jurisdictions, including the U.K. Bribery Act (“Bribery Act”), generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.  We and our clients operate in a number of jurisdictions that may pose a risk of potential FCPA or Bribery Act violations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our internal operations might be subject or the manner in which existing laws might be administered or interpreted.  While our policies mandate compliance with these laws, there can be no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws.  A failure to comply with these laws, rules or regulations, or allegations of such noncompliance, could adversely affect our business, reputation, results of operations and financial condition.

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), was signed into law, significantly reforming the U.S. Internal Revenue Code. The Tax Act, among other things, reduces the U.S. federal statutory corporate tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest and executive compensation, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.  We recorded a net benefit to income tax expense of $88 million in 2017 related to the enactment of the Tax Act, which includes the remeasurement of deferred tax assets and liabilities for the corporate tax rate reduction, the one-time transition tax imposed on accumulated foreign earnings and deferred taxes provided for the global intangible low-taxed income (“GILTI”) minimum tax that takes effect in 2018.  The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies on how to implement the accounting and disclosure changes required as a result of the Tax Act. The SEC staff guidance has recognized that, due to the complexity of the Tax Act, the accounting for income tax effects of the change in law may be incomplete upon issuance of a company's financial statements for the reporting period in which the Tax Act was enacted. SAB 118 states that if a company can determine a reasonable estimate for the effects of the Tax Act then this estimate can be included in the financial statements. We have made reasonable estimates and recorded certain provisional tax benefits and charges in connection with the implementation of the Tax Act that were based on our current interpretation and understanding of the law and may change as we receive additional clarification and implementation guidance.  Changes to these provisional amounts could result in material charges or credits in future reporting periods.  We will continue to gather and analyze information on historical unrepatriated foreign earnings and to monitor state laws relating to this income to finalize both the federal and state tax impact. We will also continue to review the impact of certain limitations on deductions in our assessment of the value of our deferred tax assets as regulatory guidance is issued.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our business, results of operations and financial condition may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.

A substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the U.S.

For the years ended December 31, 2017, 2016 and 2015 international revenues accounted for 27%, 27% and 32%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the U.S. On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U, commonly referred to as “Brexit.” Current uncertainty over the final outcome of the negotiations between the U.K. and the E.U., with respect to the terms of the U.K.’s exit, may adversely affect our operations and financial results, as we generated approximately $115.8 million in revenue from the U.K. in 2017. Our international business is also subject to a variety of other risks, including:

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

Such factors could adversely affect our business, results of operations and financial condition.

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

Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.

A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the potential impact of the adoption and implementation of the accounting standard update on revenue recognition issued in May 2014 by the Financial Accounting Standards Board.  Under the new standard, we will recognize term license revenues upfront at time of delivery rather than ratably over the related contract period.  Additionally, under the new standard, we will capitalize and amortize certain direct costs, such as commissions, over the expected customer life rather than expensing them as incurred.  While the adoption of the new standard does not change the cash flows received from our contracts with customers, its adoption could have a material adverse effect on our financial position or results of operations.  See Note 2 to our Consolidated Financial Statements for additional information.  New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future.  Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.

A material weakness in our internal controls could have a material adverse effect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot do so, our reputation and operating results could be harmed.  A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our stock price could be negatively impacted and we could be subject to, among other things, regulatory or enforcement actions by the SEC, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and operations.

We currently have a substantial amount of indebtedness. As of December 31, 2017, we had total indebtedness of $2,092.2 million and additional available borrowings of $149.1 million under our revolving credit facility. To fund our pending acquisition of DST, and to refinance certain of the Company’s and all of DST’s existing indebtedness, we expect to incur substantial indebtedness under a new senior secured credit facility and may issue new senior unsecured notes. This indebtedness could have adverse consequences. For example, it may:

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

In addition, the agreement governing our senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests, and any additional indebtedness we incur to fund the DST acquisition or otherwise may also contain restrictive covenants. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.  Furthermore, any additional indebtedness we incur to fund the pending acquisition of DST or otherwise may contain similar covenants and restrictions those described above.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

We are currently obligated to make periodic interest payments on our senior credit facility and senior notes of approximately $91.4 million annually. In connection with the pending DST acquisition, we expect debt interest payments to increase substantially.  Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Risks Relating to Our Pending Acquisition of DST Systems, Inc.

The anticipated benefits of our pending acquisition of DST may not be realized or those benefits may take longer to realize than expected.

The success of our pending acquisition of DST will depend, to a large extent, on our ability to realize the anticipated benefits and cost savings derived from this transaction and our ability to integrate the two organizations and businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, DST and we will devote significant management attention and resources prior to closing to prepare for integrating, and we will devote significant management attention and resources post-closing to integrate the business practices and operations of both organizations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits.

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

A failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the post-acquisition company and could adversely affect its results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth;
●	difficulties in the integration of operations, software and technology systems;
●	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
●	difficulties in the assimilation of employees;
●	difficulties in managing the expanded operations of a significantly larger and more complex company;
●	challenges in keeping existing customers and obtaining new customers;
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses and unanticipated competitive responses associated with our pending acquisition of DST; and
●	coordinating a more geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the post-acquisition company. In addition, even if our operations are integrated successfully with DST, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with DST. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our financial condition, results of operations and cash flows. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock.

We will incur costs as a result of our pending acquisition of DST.

We will incur substantial expenses in connection with our pending acquisition of DST and over a period of time following the completion of the acquisition. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  Any increase in these estimated expenses or change in the timing of these expenses could have an adverse effect on our financial condition, results of operations and cash flows.

Failure to consummate the DST acquisition or termination of the acquisition agreement could negatively affect us.

We will not realize any of the anticipated benefits of our pending acquisition of DST until it is completed. Our pending acquisition of DST may not close for various reasons, including our inability to obtain regulatory approvals, satisfy other closing conditions, or because DST terminates the acquisition agreement in favor of another potential acquirer. In the event that we are unable to consummate the pending acquisition of DST, the market price of our common stock may decline.

The announcement and pendency of the DST acquisition could distract our management and adversely affect our business.

Our efforts to complete the DST acquisition could cause substantial disruptions in our business. A substantial amount of our management’s attention is being directed towards the completion of the DST acquisition and thus is being diverted from our day-to-day operations. Any such distraction could affect our management’s ability to service our existing business, pursue other business opportunities or could otherwise adversely affect our business.

We and DST must obtain required approvals and consents to consummate the pending acquisition, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of the transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.

Our pending acquisition of DST is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals by DST shareholders, foreign regulatory approvals and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The governmental authorities whose approval we need generally have broad discretion in making their decisions. We can provide no assurance that required approvals and consents will be obtained in a timely manner or at all. Further, no assurance can be given that the required DST shareholder approval will be obtained or that the other closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. If any such approvals or clearances are delayed or not granted, or if they are granted with unacceptable conditions, it may prevent, delay or jeopardize the consummation of the DST acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the acquisition, any of which could have a material adverse effect on our financial condition, results of operations and cash flows and could cause the market price of our common stock to decline.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2017 our common stock has traded as high as $42.50 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 16, 2018, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 15.5% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C and Advent Software, Inc. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors — Risks relating to our indebtedness — Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings is obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located at 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in 38 other locations in the United States and have offices in North America, Europe, Asia, Australia and Africa. We lease all of our facilities and offices except for our offices in Yorktown, New York, and Harrison, New York, which we own. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market:

	High	Low
2017
Fourth quarter	$42.50	$39.15
Third quarter	$40.53	$36.48
Second quarter	$39.32	$34.75
First quarter	$37.48	$28.51

	High	Low
2016
Fourth quarter	$33.50	$28.43
Third quarter	$34.19	$27.91
Second quarter (1)	$32.25	$26.15
First quarter (1)	$33.92	$23.62

(1)	Amounts for the first and second quarter of 2016 have been restated to reflect our two-for-one stock split in the form of a stock dividend, effective on June 24, 2016.

On February 16, 2018, the closing price reported on The Nasdaq Global Select Market of our common stock was $50.00 per share. As of February 16, 2018, we had approximately 3,000 holders of record of our common stock.

There is no established public trading market for shares of our Class A non-voting common stock, and as of December 31, 2016 there were no shares of our Class A non-voting common stock outstanding. On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 2,703,846 shares of the Company’s common stock, or 5,407,692 shares of common stock on a post-split basis. Each share of Class A non-voting common stock converted automatically into one share of the Company’s common stock upon the expiration of the applicable waiting period under the HSR Act.

In 2017, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 and $0.07 per share of common stock on September 15, 2017 and December 15, 2017, to stockholders of record as of the close of business on March 1, 2017, June 1, 2017, September 1, 2017 and December 1, 2017, respectively, totaling $54.4 million. Our ability to pay dividends is limited by our status as a holding company and by the terms of the agreements governing our senior credit facility and our senior notes, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries, because our debt instruments directly or indirectly impose certain limitations on our subsidiaries’ ability to pay dividends or make loans to us. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, current and anticipated cash needs, plans for expansion, and other factors our Board of Directors may deem relevant.

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

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

And the Nasdaq Computer and Data Processing Index

*	$100 invested in stock on 12/31/2012. Return calculations of indices assume the reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
SS&C Technologies Holdings, Inc.	100	192	254	298	252	359
Nasdaq Composite-Total Returns	100	140	161	172	187	243
Nasdaq Computer & Data Processing Index	100	144	154	202	219	309

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
	2017 (5)	2016 (4)	2015 (3)	2014 (2)	2013 (1)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME DATA	($ in thousands, except per share data)
Revenues	$1,675,295	$1,481,436	$1,000,285	$767,861	$712,702
Operating income	396,913	288,695	164,738	200,372	182,968
Net income	328,864	130,996	42,862	131,127	117,895
Earnings per share - Basic	$1.60	$0.65	$0.24	$0.79	$0.73
Earnings per share - Diluted	$1.55	$0.64	$0.22	$0.75	$0.69
Weighted average shares outstanding - Basic	204,923	200,252	182,196	166,628	162,390
Weighted average shares outstanding - Diluted	211,632	205,793	190,896	174,662	171,232
Cash dividends declared and paid per common share (6)	$0.265	$0.25	$0.25	$0.0625	—

	As of December 31,
	2017 (5)	2016 (4)	2015 (3)	2014 (2)	2013 (1)
CONSOLIDATED BALANCE SHEET DATA	($ in thousands)
Total assets	$5,539,516	$5,706,971	$5,802,242	$2,266,155	$2,275,324
Total long-term debt, including current portion	2,045,195	2,501,130	2,751,351	619,738	774,507
Stockholders’ equity	2,686,388	2,258,578	2,105,446	1,346,670	1,231,708

(1)	On October 1, 2013, we acquired all of the outstanding stock of Prime Management Limited. See Note 11 to our Consolidated Financial Statements.
(2)

On November 30, 2014, we acquired all of the outstanding stock of DST Global Solutions Ltd. and the assets and business of DST Global Solutions LLC, together DSTGS, subsidiaries of DST Systems, Inc. See Note 11 to our Consolidated Financial Statements.

(3)

On July 8, 2015, we acquired all of the outstanding stock of Advent. On September 1, 2015, we acquired the assets and business of Varden Technologies. On November 16, 2015, we acquired all of the outstanding stock of Primatics Financial. See Note 11 to our Consolidated Financial Statements.

(4)

On March 11, 2016, we acquired the assets and business associated with Citigroup AIS.  On October 20, 2016, we acquired all of the outstanding stock of Salentica.  On December 1, 2016, we acquired the assets and business associated with GFS. On December 15, 2016, we acquired all of the outstanding stock of Conifer.  See Note 11 to our Consolidated Financial Statements.

(5)

On October 13, 2017, we acquired all of the outstanding stock of CommonWealth.  On October 31, 2017, we acquired all of the outstanding stock of Modestspark.  See Note 11 to our Consolidated Financial Statements.

(6)

On June 24, 2016, SS&C Technologies Holdings, Inc. completed a two-for-one stock split, effected in the form of a stock dividend. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to approximately 11,000 clients, principally within the institutional asset and wealth management, alternative investment management, financial advisory and financial institutions vertical markets. In addition, our clients include commercial lenders, real estate investment trusts (“REITs”), corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base and expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2015, we have spent approximately $3.3 billion to acquire nine businesses in the financial services software industry, using a combination of cash on hand and equity and debt financing (as discussed in Notes 6 and 11 to our Consolidated Financial Statements).

The following table lists the significant businesses we have acquired since January 1, 2015:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
CommonWealth Fund Services Ltd.	October 2017	Expanded fund administration services in hedge fund and private equity sectors
Conifer Financial Services, LLC.	December 2016	Expanded fund administration services in hedge fund and other asset management sectors
Wells Fargo's Global Funds Service	December 2016	Expanded fund administration services in hedge fund and private equity sectors
Citigroup's Alternative Investor Service	March 2016	Expanded fund administration services in hedge fund and private equity sectors
Primatics Financial	November 2015	Added cloud-based integrated risk, compliance and finance solution for the banking industry
Varden Technologies	September 2015	Added cloud-based client and advisor communication solutions for investment firms
Advent Software, Inc.	July 2015	Expanded global investment management software and services

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the business listed in the table above for the respective time periods each was owned by SS&C.

On January 11, 2018, we announced that we had entered into a definitive agreement to acquire DST.  Under the terms of the agreement, we will acquire DST for an enterprise value of approximately $5.4 billion, comprising $84 per share of DST common stock in cash plus the assumption of debt.  The closing, which is expected to occur by the third quarter of 2018, remains subject to DST stockholder approval, clearances by relevant regulatory authorities and satisfaction of customary closing conditions.  We plan to fund the acquisition and refinance certain of our existing debt and all of DST’s existing debt with a combination of debt and equity.  DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.  The DST acquisition will have a material impact on our financial position, results of operations and cash flows.

Revenues. Our contractually recurring revenues, which include our maintenance and term licenses revenues and software-enabled services revenues, were $1,577.7 million in 2017, compared to $1,371.5 million and $916.6 million in 2016 and 2015, respectively. In 2017, contractually recurring revenues represented 94% of total revenues, compared to 93% in 2016 and 92% in 2015, respectively. We believe our high level of contractually recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $452.9 million in 2017, compared to $400.2 million and $318.0 million in 2016 and 2015, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2015, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanded our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. Our software-enabled services revenues increased from $670.2 million in 2015 to $1,114.0 million in 2017. Our maintenance and term licenses revenues increased from $246.4 million in 2015 to $463.7 million in 2017. Maintenance customer retention rates have continued to be in excess of 90% for our core enterprise products, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have served to improve gross margins.

Liquidity. In connection with the acquisition of Advent in the third quarter of 2015, we entered into a new credit agreement, or Credit Agreement, and issued $600 million aggregate principal amount of 5.875% Senior Notes due 2023, or Senior Notes, each of which is described in Contractual Obligations, to fund a portion of the purchase price, refinance amounts outstanding under our prior credit facility (“Prior Facility”) and raise cash for the acquisition of Citigroup’s Alternative Investor Services business (“Citigroup AIS”).  In addition, to fund our pending acquisition of DST, and to refinance certain of our existing indebtedness and all of DST’s existing indebtedness, we expect to incur substantial indebtedness under a new senior secured credit facility and may issue equity and new senior unsecured notes, and we expect that our interest expense will increase substantially as a result.

We generated $470.4 million in cash from operating activities in 2017, compared to $418.4 million and $230.6 million in 2016 and 2015, respectively. In 2017, we used our operating cash flow, $45.0 million in proceeds received from debt financing, $60.2 million in proceeds from the exercise of stock options and existing cash to acquire CommonWealth, repay $512.5 million of debt, pay $54.4 million in dividends and invest in capital expenditures in our business.

Results of Operations

Revenues

We derive our revenue from two sources: recurring revenues and, to a lesser degree, non-recurring revenues. Recurring revenues consist of software-enabled services and maintenance and term licenses. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Maintenance revenues vary based on customer retention, the number of new perpetual licenses and on the annual increases in fees, which are generally tied to the consumer price index, while term license revenues vary based on the rate by which we add or lose clients over time. Non-recurring revenues consist of professional services and perpetual license fees and tend to fluctuate based on the number of new licensing clients and demand for consulting services.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Software-enabled services	66%	65%	67%
Maintenance and term licenses	28	28	25
Total recurring revenues	94	93	92
Perpetual licenses	1	1	3
Professional services	5	6	5
Total non-recurring revenues	6	7	8
Total revenues	100%	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2017	2016	2015	2017	2016
Revenues:
Software-enabled services	$1,114,008	$956,791	$670,170	16%	43%
Maintenance and term licenses	463,658	414,710	246,422	12	68
Total recurring revenues	1,577,666	1,371,501	916,592	15	50
Perpetual licenses	19,679	23,960	31,467	(18)	(24)
Professional services	77,950	85,975	52,226	(9)	65
Total non-recurring revenues	97,629	109,935	83,693	(11)	31
Total revenues	$1,675,295	$1,481,436	$1,000,285	13	48

Fiscal 2017 versus Fiscal 2016. Our revenues increased $193.9 million, primarily due to revenues related to our acquisitions of CommonWealth Fund Services in the fourth quarter of 2017, GFS and Conifer in the fourth quarter of 2016 and Citigroup AIS in the first quarter of 2016, which contributed $117.7 million in revenues, net of a reduction of $2.7 million in revenues related to the loss of sales to these businesses.  Additionally, organic revenues increased $75.0 million, of which approximately $35.4 million was the result of the impact of the fair value adjustment for acquired deferred revenue on the periods.  The change in organic revenues also reflects a reduction of $19.0 million related to fund administration service clients that were acquired through the Citigroup AIS acquisition who had indicated they were terminating their contracts prior to the acquisition closing.  The final purchase price of the Citigroup AIS business acquisition included an adjustment for these terminated clients.  The remaining increases in organic revenues were primarily due to an increase in term license revenues and a continued increase in demand for our fund administration services.  These increases were also impacted favorably from foreign currency translation by $1.1 million, which resulted from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, Australian dollar and the euro. Recurring revenues increased $206.2 million, primarily due to the acquisitions, which added revenues of $116.2 million, as well as from an increase in organic revenues of $89.2 million, of which $27.5 million was the result of the impact of the fair value adjustment of acquired deferred revenue on the periods. The organic recurring revenue increase of $89.2 million was primarily due to an increase in software-enabled services revenues within our fund administration business as well as an increase in term licenses revenues. Non-recurring revenues decreased $12.3 million, primarily due to a decrease in organic revenues of $14.2 million, which is net of an increase of approximately $7.9 million resulting from the impact of the fair value adjustment of acquired deferred revenue, partially offset by our acquisitions, which contributed $1.5 million. The organic non-recurring revenue decrease of $14.2 million was due to decreases of $4.4 million and $9.7 million in perpetual licenses and professional services revenues, respectively.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Cost of revenues:
Cost of software-enabled services	56%	57%	56%
Cost of maintenance and term licenses	41	44	46
Total cost of recurring revenues	52	53	53
Cost of perpetual licenses	13	10	10
Cost of professional services	87	81	80
Total cost of non-recurring revenues	72	65	54
Total cost of revenues	53	54	53
Gross margin percentage	47	46	47

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2017	2016	2015	2017	2016
Cost of revenues:
Cost of software-enabled services	$628,133	$544,356	$373,394	15%	46%
Cost of maintenance and term licenses	188,164	184,162	113,865	2	62
Total cost of recurring revenues	816,297	728,518	487,259	12	50
Cost of perpetual licenses	2,595	2,399	3,116	8	(23)
Cost of professional services	67,533	69,572	41,975	(3)	66
Total cost of non-recurring revenues	70,128	71,971	45,091	(3)	60
Total cost of revenues	$886,425	$800,489	$532,350	11	50

Fiscal 2017 versus Fiscal 2016. Our total cost of revenues increased $85.9 million, primarily due to our acquisitions, which included CommonWealth, GFS, Conifer and Citigroup AIS, which added costs of $87.4 million for the twelve months ended December 31, 2017.  This increase was partially offset by a decrease of $1.2 million in costs of organic revenues, primarily related to cost synergies from acquisitions as well as by the favorable impact from foreign currency translation of $0.3 million, which resulted primarily from the strength of the U.S. dollar relative to the British pound.  Cost of recurring revenues increased $87.8 million, primarily due to the acquisitions, which added costs of $87.0 million. Cost of non-recurring revenues decreased $1.8 million, primarily due to lower personnel and personnel-related costs.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Selling and marketing	7%	8%	9%
Research and development	9	10	11
General and administrative	7	8	10
Total operating expenses	23%	26%	30%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2017	2016	2015	2017	2016
Operating expenses:
Selling and marketing	$118,449	$117,098	$94,950	1%	23%
Research and development	153,334	152,689	110,415	0	38
General and administrative	120,174	122,465	97,832	(2)	25
Total operating expenses	$391,957	$392,252	$303,197	(0)	29

Fiscal 2017 versus 2016. The decrease in total operating expenses in 2017 of $0.3 million was primarily due to a decrease in organic total operating expenses of $15.7 million as well as the favorable impact from foreign currency translation of $0.8 million, which resulted from the strength of the U.S. dollar relative to the British pound.  These decreases were partially offset by increased operating expenses related to our acquisitions of CommonWealth, GFS, Conifer and Citigroup AIS, which added expenses of $16.2 million. The decrease in organic operating expenses was primarily due to lower stock-based compensation, independent contractor costs and market data costs, partially offset by higher professional fees and legal settlement fees.

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

Comparison of Fiscal 2017, 2016 and 2015 for Interest, Taxes and Other

Interest income. We had interest income of $1.2 million in 2017 compared to $1.5 million in 2016 and $2.0 million in 2015. The decreases in interest income in 2017 and 2016 resulted from lower average cash balances relative to the prior year.

Interest expense. We had interest expense of $108.6 million in 2017 compared to $129.9 million in 2016 and $79.3 million in 2015. The decrease in interest expense in 2017 was primarily due to a lower average debt balance and a lower average interest rate, as a result of the amendment of our senior secured credit facility in March 2017.  The increase in interest expense in 2016 reflects the full year effect of the borrowings under the senior secured credit facility and senior notes in connection with our acquisition of Advent during the third quarter of 2015.

Other (expense) income, net. Other (expense) income, net for 2017 consisted primarily of foreign currency transaction losses and for 2016 and 2015 consisted primarily of foreign currency transaction gains.

Loss on extinguishment of debt. We recorded a $2.3 million loss on extinguishment of debt in 2017 in connection with the amendment of our senior secured credit facility. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit facility for amounts accounted for as a debt extinguishment, as well as the new financing fees related to the senior secured credit facility for amounts accounted for as a debt modification.  We recorded a $30.4 million loss on extinguishment of debt in 2015 in connection with the repayment and termination of our Prior Facility.  The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing costs and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing costs related to the Credit Agreement for amounts accounted for as a debt modification.

(Benefit) provision for income taxes. The following table sets forth the (benefit) provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change from Prior Period
	2017	2016	2015	2017	2016
(Benefit) provision for income taxes	$(46,234)	$32,620	$17,980	(242)%	81%
Effective tax rate	(16)%	20%	30%

Our 2017, 2016 and 2015 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations, and in the case of 2017, due to the effect of enacted U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The decrease in the effective tax rate from 2016 to 2017 was primarily due to the overall favorable net impact of the Tax Act and the favorable impact of excess tax benefits from stock option compensation.  The Tax Act enacted several changes to the U.S. federal corporate income tax system, including the lowering of the U.S. federal corporate tax rate from 35% to 21%, the imposition of one-time mandatory transition tax on accumulated foreign earnings and the creation of a new minimum tax on global intangible low-taxed income (“GILTI”), among other things.  We recorded a provisional tax benefit for the impact of the Tax Act of $88.0 million.  We have made reasonable estimates to determine the impact of the Tax Act and will continue to analyze the provisions of the newly enacted law in order to complete its accounting during 2018. See Notes 2 and 5 to the Consolidated Financial Statements for additional information.  The favorable impact of excess tax benefits from stock option compensation in 2017 is due to the prospective adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The decrease in the effective tax rate from 2015 to 2016 was primarily due to the absence of the unfavorable impact of nondeductible transaction costs and taxes incurred on a one time repatriation of foreign earnings in 2015. We had $347.8 million and $513.5 million of deferred tax liabilities and $66.6 and $62.4 million of deferred tax assets at December 31, 2017 and 2016, respectively.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the U.K., where the statutory rates were 26.5%, 34.6% and 19.3%, respectively, in 2017, 26.5%, 34.6% and 20.0%, respectively, in 2016, and 26.5%, 34.6% and 20.3%, respectively, in 2015.  A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations, and cash available under the Amended Senior Secured Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

In October 2017, we purchased CommonWealth for approximately $16.4 million, plus the costs of effecting the transaction and the assumption of certain liabilities. We funded this purchase with cash on hand.

In addition, to fund our pending acquisition of DST, and to refinance certain of our existing indebtedness and all of DST’s existing indebtedness, we expect to incur substantial indebtedness under a new senior secured credit facility and may issue new senior unsecured notes, and we expect that our interest expense will increase substantially as a result.

In 2017, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 and $0.07 per share of common stock on September 15, 2017 and December 15, 2017 to stockholders of record as of the close of business on March 1, 2017, June 1, 2017, September 1, 2017 and December 1, 2017, respectively, totaling $54.4 million.

Our cash and cash equivalents at December 31, 2017 were $64.1 million, a decrease of $53.5 million from $117.6 million at December 31, 2016. The decrease in cash was primarily due to repayments of debt, payment of dividends, capital expenditures and cash paid for acquisitions. These decreases were partially offset by cash provided by operations, proceeds from stock option exercises and proceeds received from our borrowings. See Notes 4, 6 and 11 to our Consolidated Financial Statements for further discussion of equity, debt and acquisitions, respectively.

Net cash provided by operating activities was $470.4 million in 2017. Cash provided by operating activities primarily resulted from net income of $328.9 million adjusted for non-cash items of $141.5 million and changes in our working capital accounts (excluding the effect of acquisitions). The changes in our working capital accounts were driven by increases in accounts receivable and prepaid expenses and other assets as well as decreases in accrued expenses and deferred revenue. These changes were partially offset by an increase in accounts payable and a change in income taxes prepaid and payable. The decrease in deferred revenue was primarily due to an increase in the number of new license contracts and contract renewals that qualified for up-front revenue recognition as well as the decline in deferred revenue associated with the completion of professional services installations of our software. The decrease in accrued expenses was primarily due to lower accrued interest on our outstanding debt as well as lower compensation accruals.  The increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $63.4 million in 2017, primarily related to $35.6 million in capital expenditures, cash paid for acquisitions of $17.4 million and $10.4 million in capitalized software.

Financing activities used net cash of $466.4 million in 2017, representing repayments of debt totaling $512.5 million, $54.4 million in quarterly dividends and $4.8 million in withholding taxes paid related to equity award net share settlements. These payments were partially offset by $60.2 million cash received from stock option exercises and $45.0 million received from debt borrowings.

Our cash and cash equivalents at December 31, 2016 were $117.6 million, a decrease of $316.6 million from $434.2 million at December 31, 2015.  The decrease in cash was primarily due to cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures.  These decreases were partially offset by proceeds received from our borrowings as well as cash provided by operations, proceeds from stock option exercises and the related income tax benefits.

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

Investing activities used net cash of $495.3 million in 2016, primarily related to cash paid for acquisitions of $457.5 million, $27.9 million in capital expenditures and $9.6 million in capitalized software.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2017, we held approximately $39.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made. At December 31, 2017, we held approximately $33.7 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 that require us to make future cash payments (in thousands):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$2,092,175	$37,863	$219,476	$1,234,836	$600,000
Interest payments (1)	458,984	91,724	177,684	154,326	35,250
Operating lease obligations (2)	380,407	51,705	81,327	72,021	175,354
Tax payable (3)	33,628	2,690	5,380	5,380	20,178
Purchase obligations (4)	30,362	24,045	6,317	—	—
Total contractual obligations	$2,995,556	$208,027	$490,184	$1,466,563	$830,782

(1)

Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 1.57% plus 1.75% for U.S. dollar loans on our Term A-1 and A-2 facilities, one-month LIBOR of 1.57% plus 2.25% on our Term B-1 and B-2 facilities and 5.875% on our Senior Notes.

(2)

We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2022. We sublease office space under noncancelable leases. For the years ended December 31, 2017, 2016 and 2015, we received rental income under these leases of $5.4 million, $1.3 million and $0.2 million, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)

Represents our estimated obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years, which has been calculated on a provisional basis. Refer to Note 5 to the “Consolidated Financial Statements” for additional information.

(4)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2017, our liability for uncertain tax positions and related interest and penalties payable was $52.5 million and $3.6 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.  As a result, these amounts are not included in the above contractual obligations table.

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

In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments, or the Revolving Credit Facility, of which $149.1 million was available as of December 31, 2017.  The Revolving Credit Facility had $94.0 million drawn as of December 31, 2017.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.9 million and $0.6 million was drawn as of December 31, 2017 and 2016, respectively.

On March 2, 2017, we entered into an amendment (the “Amendment”) to our Credit Agreement (“Amended Senior Secured Credit Agreement”). Pursuant to the Amendment, the highest (non-default) interest rate margin applicable to Term Loan A was reduced from LIBOR plus 2.75% to LIBOR plus 1.75%, and the highest (non-default) interest rate margin applicable to Term Loan B was reduced from LIBOR plus 3.25% to LIBOR plus 2.25%. The LIBOR “floor” was also amended for the Term Loan A and the Term Loan B to be 0%. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

The Amendment was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and

Extinguishments, for modification and extinguishment accounting. We accounted for the debt re-pricing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.

As of December 31, 2017, there was $85.8 million in principal amount outstanding under the Term A-1 Loan, $133.0 million in principal amount outstanding under the Term A-2 Loan, $1,250.0 million in principal amount outstanding under the Term B-1 Loan and $23.5 million in principal amount outstanding under the Term B-2 Loan.

We are required to make scheduled quarterly payments of approximately 0.25% of the remaining principal amount of the Term B-1 Loan and Term B-2 Loan, with the balance due and payable on the seventh anniversary of its incurrence. We are required to make scheduled quarterly payments of 1.25% of the original principal amount of the Term A-1 Loan and Term A-2 Loan until September 30, 2017 and quarterly payments of 2.50% of the original principal amount of the Term A-1 Loan and Term A-2 Loan from December 31, 2017 until June 30, 2020 with the balance due and payable on the fifth anniversary of the incurrence thereof. No amortization is required under the Revolving Credit Facility.

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

The Amended Senior Secured Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the Amended Senior Secured Credit Agreement contains a financial covenant requiring us to maintain a consolidated net senior secured leverage ratio. Under the Amended Senior Secured Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Amended Senior Secured Credit Agreement, in which case the lenders could elect to accelerate payments under the Amended Senior Secured Credit Agreement and terminate any commitments they have to provide future borrowings. As of December 31, 2017, we were in compliance with the financial and non-financial covenants.

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

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with our affiliates.  Any event of default under the Amended Senior Secured Credit Agreement that leads to an acceleration of those amounts due would also result in a default under the indenture governing the Senior Notes.

As of December 31, 2017, there were $600.0 million in principal amount of Senior Notes outstanding.

Covenant Compliance

Under the Amended Senior Secured Credit Agreement, we are required to satisfy and maintain a specified financial ratio. Our continued ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio. Any breach of these covenants could result in an event of default under the Amended Senior Secured Credit Agreement. Upon the occurrence of any event of default under the Amended Senior Secured Credit Agreement, the lenders could elect to declare all amounts outstanding under the Amended Senior Secured Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.  Any event of default under the Amended Senior Secured Credit Agreement that leads to an acceleration of those amounts due also results in a default under the indenture governing the Senior Notes.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

●	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
●	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Amended Senior Secured Credit Agreement.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$328,864	$130,996	$42,862
Interest expense, net	107,473	128,454	77,357
(Benefit) provision for income taxes	(46,234)	32,620	17,980
Depreciation and amortization	237,189	228,683	150,834
EBITDA	627,292	520,753	289,033
Stock-based compensation	41,487	50,564	44,079
Capital-based taxes	314	1,482	828
Acquired EBITDA and cost savings (1)	4,541	9,094	109,492
Non-cash portion of straight-line rent expense	4,385	2,198	1,529
Loss on extinguishment of debt	2,326	—	30,417
Purchase accounting adjustments (2)	4,316	31,619	49,927
Other (3)	15,394	5,891	26,148
Consolidated EBITDA, as defined	$700,055	$621,601	$551,453

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

(3)

Other includes expenses and income that are permitted to be excluded per the terms of our Amended Senior Secured Credit Agreement from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.  These include expenses and income related to currency transactions, facilities and workforce restructuring, legal settlements and business combinations, amount other infrequently occurring transactions.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2017 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net senior secured leverage to Consolidated EBITDA ratio(1)	5.00x	2.04x

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

Software-enabled services revenues, which are based on a monthly fee or are transaction-based, are recognized as the services are performed. Software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

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

We recognize revenues from the sale of perpetual licenses and term licenses which are not bundled with maintenance services when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our products generally do not require significant modification or customization of the underlying software and, accordingly, the implementation services we provide are not considered essential to the functionality of the software.

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

We also sell term licenses ranging from one to seven years, which include bundled maintenance services. For those arrangements with bundled maintenance services, VSOE does not exist for the maintenance element and therefore the total fee is recognized ratably over the contractual term of the arrangement.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill based on our reporting unit structure by comparing fair value to carrying value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. In 2017, as described in Note 2, we elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, for its annual goodwill impairment test.  The new guidance removes the second step of the goodwill impairment test requiring a hypothetical purchase price allocation. The first step of the impairment analysis indicated that the fair value significantly exceeded the carrying value at December 31, 2017.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the cost savings method or the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2017, 2016 and 2015 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of our stock price. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified stock options. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there would be an income tax expense for the portion of the deferred tax asset that is not realizable.

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

As of December 31, 2017, we had $52.5 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. As a result of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We adopted ASU 2017-04 for its goodwill impairment test in 2017.  The adoption of ASU 2017-04 had no impact on our consolidated financial statements as of and for the year ended December 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. This ASU requires that restricted cash be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the first quarter of fiscal 2018. Early adoption is permitted and the guidance requires application using a retrospective method. We have early adopted ASU 2016-18, which did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the first quarter of fiscal 2017. Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in our Consolidated Statements of Cash Flows. We have applied this guidance prospectively as of January 1, 2017, excess tax benefits for the years ended December 31, 2016 and 2015 will not be adjusted and continue to be reported in financing activities in the Consolidated Statements of Cash Flows. As a result of the adoption, we recognized discrete tax benefits of $16.4 million in the provision for income taxes line of the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established. We have elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change. We have also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the year ended December 31, 2017, which had the effect of increasing the weighted average common stock equivalents. Prior to the adoption of ASU 2016-09, we included excess tax benefits in assessing whether common equivalent shares were dilutive in our calculations of weighted average dilutive shares under the treasury stock method. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

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

Recent Accounting Pronouncements Not Yet Effective

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for the first quarter of fiscal 2018 and the guidance requires application using a retrospective method. The impact of our adoption of ASU 2016-15 to our Consolidated Financial Statements will be to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within our Consolidated Statement of Cash Flows. This ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the first quarter of fiscal 2020 and earlier adoption is permitted beginning in the first quarter of fiscal 2019.  Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our Consolidated Financial Statements.  This ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. ASU 2016-02 is effective for the first quarter of fiscal 2019 and earlier adoption is permitted. The impact of the adoption of ASU 2016-02 to our Consolidated Financial Statements will be to recognize the majority of our operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on our Consolidated Balance Sheet. We are continuing our assessment, which may identify additional impacts this ASU will have on our Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements.  On August 12, 2015, the FASB issued ASU 2015-14, deferring the effective date by one year for ASU 2014-09. ASU 2014-09 is effective for the first quarter of 2018, with early adoption permitted for annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients; ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and Revenue from contracts with Customers (Topic 606) and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from contracts with Customers (Topic 606).  The amendments in these updates affect the guidance contained within ASU 2014-09.

We will adopt the new revenue standard using the modified retrospective approach when it becomes effective in the first quarter of 2018.  Once adopted, we will recognize the license component of term license arrangements upfront and the associated maintenance component will continue to be recognized over the contract period.  Under the current revenue standard, for the majority of our term license arrangements which are bundled with maintenance services, both the term license and maintenance revenues are recognized ratably over the contract period.  Upon adoption, we will record a one-time pre-tax cumulative effect adjustment of approximately $60 million to increase retained earnings. This amount represents the license component of existing term license arrangements, both in deferred revenue and yet to be billed, which has not yet been recognized and will never be recognized in our Consolidated Statements of Comprehensive Income (Loss) as a result of adopting the standard.

We expect revenue recognition for our other revenue streams to remain materially consistent with our historical revenue recognition practices.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2017, we had total debt of $2,092.2 million, including $1,492.2 million of variable interest rate debt. As of December 31, 2017, a 1% change in interest rates would result in a change in interest expense of approximately $14.9 million per year.

During 2017, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other (expense) income. These outstanding amounts were not material for the year ended December 31, 2017. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 28, 2018

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$64,057	$117,558
Accounts receivable, net of allowance for doubtful accounts of $6,739 and $5,944, respectively	243,900	241,307
Prepaid expenses and other current assets	38,742	31,119
Prepaid income taxes	12,166	23,012
Restricted cash	592	2,116
Total current assets	359,457	415,112
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	59,935	42,749
Equipment, furniture, and fixtures	138,747	120,011
	201,337	165,415
Less: accumulated depreciation	(100,381)	(85,020)
Net property, plant and equipment	100,956	80,395
Deferred income taxes	2,324	2,410
Goodwill (Note 2)	3,707,823	3,652,733
Intangible and other assets, net of accumulated amortization of $953,957 and $730,234, respectively	1,368,956	1,556,321
Total assets	$5,539,516	$5,706,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$37,863	$126,144
Accounts payable	27,087	16,490
Income taxes payable	6,031	3,473
Accrued employee compensation and benefits	96,016	104,118
Interest payable	16,425	21,470
Other accrued expenses	55,637	53,708
Deferred revenue	204,601	235,222
Total current liabilities	443,660	560,625
Long-term debt, net of current portion (Note 6)	2,007,332	2,374,986
Other long-term liabilities	118,679	59,227
Deferred income taxes	283,457	453,555
Total liabilities	2,853,128	3,448,393
Commitments and contingencies (Note 12)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 208,109,294 shares and 204,616,054 shares issued, respectively, and 206,535,955 shares and 203,042,715 shares outstanding, respectively, of which 1,126 and 11,252 are unvested, respectively	2,081	2,046
Additional paid-in capital	2,018,106	1,921,256
Accumulated other comprehensive loss	(82,655)	(139,073)
Retained earnings	766,856	492,349
	2,704,388	2,276,578
Less: cost of common stock in treasury, 1,573,339 shares	(18,000)	(18,000)
Total stockholders’ equity	2,686,388	2,258,578
Total liabilities and stockholders’ equity	$5,539,516	$5,706,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Software-enabled services	$1,114,008	$956,791	$670,170
Maintenance and term licenses	463,658	414,710	246,422
Total recurring revenues	1,577,666	1,371,501	916,592
Perpetual licenses	19,679	23,960	31,467
Professional services	77,950	85,975	52,226
Total non-recurring revenues	97,629	109,935	83,693
Total revenues	1,675,295	1,481,436	1,000,285
Cost of revenues:
Software-enabled services	628,133	544,356	373,394
Maintenance and term licenses	188,164	184,162	113,865
Total recurring cost of revenues	816,297	728,518	487,259
Perpetual licenses	2,595	2,399	3,116
Professional services	67,533	69,572	41,975
Total non-recurring cost of revenues	70,128	71,971	45,091
Total cost of revenues	886,425	800,489	532,350
Gross profit	788,870	680,947	467,935
Operating expenses:
Selling and marketing	118,449	117,098	94,950
Research and development	153,334	152,689	110,415
General and administrative	120,174	122,465	97,832
Total operating expenses	391,957	392,252	303,197
Operating income	396,913	288,695	164,738
Interest income	1,166	1,488	1,976
Interest expense	(108,639)	(129,942)	(79,333)
Other (expense) income, net	(4,484)	3,375	3,878
Loss on extinguishment of debt	(2,326)	—	(30,417)
Income before income taxes	282,630	163,616	60,842
(Benefit) provision for income taxes (Note 5)	(46,234)	32,620	17,980
Net income	$328,864	$130,996	$42,862

Basic earnings per share	$1.60	$0.65	$0.24
Diluted earnings per share	$1.55	$0.64	$0.22

Basic weighted average number of common shares outstanding	204,923	200,252	182,196
Diluted weighted average number of common and common equivalent shares outstanding	211,632	205,793	190,896

Cash dividends declared and paid per common share	$0.265	$0.25	$0.25

Net income	$328,864	$130,996	$42,862
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	56,418	(55,903)	(68,049)
Total comprehensive income (loss), net of tax	56,418	(55,903)	(68,049)
Comprehensive income (loss)	$385,282	$75,093	$(25,187)

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Net income	$328,864	$130,996	$42,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,189	228,683	150,834
Stock-based compensation expense	41,487	50,564	44,079
Income tax benefit related to exercise of stock options	-	(46,207)	(32,960)
Amortization and write-offs of loan origination costs	10,552	10,680	8,126
Loss on extinguishment of debt	963	—	3,954
Loss on sale or disposition of property and equipment	901	162	336
Deferred income taxes	(152,012)	(47,836)	(39,806)
Provision for doubtful accounts	2,411	3,486	1,137
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,848)	(10,850)	(12,160)
Prepaid expenses and other assets	(7,342)	(2,844)	(6,019)
Accounts payable	13,841	(1,300)	(5,586)
Accrued expenses	(14,806)	20,679	4,073
Income taxes prepaid and payable	45,640	65,117	11,514
Deferred revenue	(35,478)	17,077	60,240
Net cash provided by operating activities	470,362	418,407	230,624
Cash flow from investing activities:
Additions to property and equipment	(35,570)	(27,926)	(13,600)
Proceeds from sale of property and equipment	4	71	64
Cash paid for business acquisitions, net of cash acquired (Note 11)	(17,413)	(457,511)	(2,729,153)
Additions to capitalized software	(10,404)	(9,621)	(4,273)
Purchase of long-term investment	—	(1,000)	—
Net cash used in investing activities	(63,383)	(495,987)	(2,746,962)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	45,000	120,000	3,068,075
Repayments of debt	(512,450)	(383,436)	(903,448)
Proceeds from exercise of stock options	60,219	39,239	30,092
Withholding taxes paid related to equity award net share settlement	(4,825)	(7,430)	(6,939)
Income tax benefit related to exercise of stock options	—	46,207	32,960
Proceeds from common stock issuance, net	—	—	717,802
Purchase of common stock for treasury	—	(15)	—
Payment of fees related to refinancing activities	—	(519)	(46,025)
Dividends paid on common stock	(54,357)	(50,140)	(45,451)
Net cash (used in) provided by financing activities	(466,413)	(236,094)	2,847,066
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,409	(3,629)	(4,805)
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,025)	(317,303)	325,923
Cash, cash equivalents and restricted cash, beginning of period	119,674	436,977	111,054
Cash, cash equivalents and restricted cash, end of period	$64,649	$119,674	$436,977

Supplemental disclosure of cash paid for:
Interest	$102,703	$126,693	$42,221
Income taxes, net of refunds	$67,607	$8,809	$42,210

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired through tenant improvement allowances	$10,334	$2,818	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands, except per share data)

	Class A
	Common Stock		Common Stock
	Number		Number				Accumulated
	of		of		Additional		Other		Total
	Issued		Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss (Income)	Stock	Equity
Balance, at December 31, 2014	2,704	$27	164,536	$1,644	$964,023	$414,082	$(15,121)	$(17,985)	$1,346,670
Net income	—	—	—	—	—	42,862	—	—	42,862
Foreign exchange translation adjustment	—	—	—	—	—	—	(68,049)	—	(68,049)
Stock-based compensation expense	—	—	—	—	43,746	—	—	—	43,746
Exercise of options, net of withholding taxes	—	—	4,414	44	23,109	—	—	—	23,153
Non-cash purchase price consideration (Note 11)	—	—	—	—	11,753	—	—	—	11,753
Income tax benefit related to exercise of stock options	—	—	—	—	32,960	—	—	—	32,960
Cash dividends declared - $0.25 per share (Note 4)	—	—	—	—	—	(45,451)	—	—	(45,451)
Issuance of common stock	—	—	24,154	244	717,558	—	—	—	717,802
Balance, at December 31, 2015	2,704	$27	193,104	$1,932	$1,793,149	$411,493	$(83,170)	$(17,985)	$2,105,446
Net income	—	—	—	—	—	130,996	—	—	130,996
Foreign exchange translation adjustment	—	—	—	—	—	—	(55,903)	—	(55,903)
Stock-based compensation expense	—	—	—	—	50,178	—	—	—	50,178
Exercise of options, net of withholding taxes	—	—	6,104	60	31,749	—	—	—	31,809
Conversion of Class A common stock	(2,704)	(27)	5,408	54	(27)	—	—	—	—
Income tax benefit related to exercise of stock options	—	—	—	—	46,207	—	—	—	46,207
Cash dividends declared - $0.25 per share (Note 4)	—	—	—	—	—	(50,140)	—	—	(50,140)
Purchase of common stock	—	—	—	—	—	—	—	(15)	(15)
Balance, at December 31, 2016	—	$—	204,616	$2,046	$1,921,256	$492,349	$(139,073)	$(18,000)	$2,258,578
Net income	—	—	—	—	—	328,864	—	—	328,864
Foreign exchange translation adjustment	—	—	—	—	—	—	56,418	—	56,418
Stock-based compensation expense	—	—	—	—	41,491	—	—	—	41,491
Exercise of options, net of withholding taxes	—	—	3,493	35	55,359	—	—	—	55,394
Cash dividends declared - $0.265 per share (Note 4)	—	—	—	—	—	(54,357)	—	—	(54,357)
Balance, at December 31, 2017	—	$—	208,109	$2,081	$2,018,106	$766,856	$(82,655)	$(18,000)	$2,686,388

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectability of accounts receivable, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, income tax accruals and the value of deferred tax assets and liabilities. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s payment terms for perpetual software licenses typically require that the total fee be paid upon signing of the contract. Maintenance services and term license fees are typically due in full at the beginning of each annual period. Professional services and software-enabled services are typically due and payable monthly in arrears. Normally, the Company’s arrangements do not provide for any refund rights, and payments are not contingent on specific milestones or customer acceptance conditions. For arrangements that do contain such provisions, the Company defers revenue until the rights or conditions have expired or have been met.

Unbilled accounts receivable primarily relate to professional services and software-enabled services revenue that has been earned as of month end but is not invoiced until the subsequent month, and to software license revenue that has been earned and is realizable but not invoiced to clients until future dates specified in the client contract.

Deferred revenue consists of billings or payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance and term license contracts in advance of services being performed over the contractual term.

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

Software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs in the case of software to be sold begins upon the establishment of technological feasibility based on a working model.  Capitalization of internally developed computer software costs in the case of internal use software begins when management authorizes and commits funding to a project and the preliminary design stage has been completed. Net capitalized software costs of $12.1 million and $8.8 million are included in the December 31, 2017 and 2016 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $5.4 million, $3.5 million, and $2.4 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the Company’s stock price. Differences between actual results and these estimates could have a material effect on the Company’s financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified option awards. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there would be an income tax expense for the portion of the deferred tax asset that is not realizable.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law and the new legislation contains several significant changes to U.S. tax law that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018, among others. The Tax Act also adds new provisions including limitations on the deductibility of interest expense and executive compensation, a minimum tax on global intangible low-taxed income (“GILTI”) and the base erosion anti-abuse tax (“BEAT”).  The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities as well as reassessing the net realizability of the Company’s deferred tax assets and liabilities. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets.  Under U.S.GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI as a current period expense, or factor such amounts into our measurement of deferred taxes.  The Company has elected the deferred method and recorded a reasonable estimate of $ 6.7 million related to GILTI.  On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax re-measurements, GILTI and other items to be incomplete due to the forthcoming guidance and the Company’s ongoing analysis of final year-end data and tax positions. The Company’s initial accounting for the GILTI tax is provisional under SAB 118 and is incomplete because the Company is still refining its measurement methodology.  The Company is currently assessing the impact of other certain provisions, including the base erosion anti-abuse tax (“BEAT”), which does not apply to 2017.  Additionally, the Company has considered the impact of limitations on the deductibility of interest expense and executive compensation on the realizability of its deferred tax assets and made a reasonable estimate that these changes do not significantly impact tax expense.  The Company expects to complete the analysis regarding all provisions of the Tax Act within the measurement period in accordance with SAB 118. See Note 5 in these notes to the Consolidated Financial Statements for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2017 and 2016.

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

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $25.9 million, $23.7 million and $18.9 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in the Statements of Comprehensive Income (Loss).

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2017 or 2016. The Company’s impairment analysis, which is based on the Company’s reporting unit structure, indicated that the fair value significantly exceeded the carrying value at December 31, 2017. There were no other indefinite-lived intangible assets as of December 31, 2017 or 2016.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2015	$3,549,212
2016 acquisitions	148,235
Adjustments to prior acquisitions	(4,787)
Effect of foreign currency translation	(39,927)
Balance at December 31, 2016	$3,652,733
2017 acquisitions	13,328
Adjustments to prior acquisitions	(621)
Effect of foreign currency translation	42,383
Balance at December 31, 2017	$3,707,823

Customer relationships, completed technology, trade names and other identifiable intangible assets are amortized over lives ranging from three to 17 years based on the ratio that cash flows for the intangible asset bear to the total of expected future cash flows for the intangible asset. Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $205.9 million, $201.5 million and $129.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2017	2016
Customer relationships	$1,665,814	$1,645,515
Completed technology	550,921	545,273
Trade names	61,093	60,128
Other	2,782	2,709
Total intangible assets	2,280,610	2,253,625
Less: accumulated amortization	(938,833)	(720,930)
Total intangible assets, net	$1,341,777	$1,532,695

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2017, is expected to approximate (in thousands):

Year Ending December 31,
2018	$211,256
2019	193,281
2020	174,492
2021	134,941
2022	118,670
Thereafter	509,137
Total	$1,341,777

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses in the years ended December 31, 2017 and 2016.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2017 and 2016, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other (expense) income in the Consolidated Statements of Comprehensive Income (Loss) in the periods in which they occur.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$328,864	$130,996	$42,862

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	204,923	200,252	182,196
Weighted average common stock equivalents — options and restricted shares	6,709	5,541	8,700
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	211,632	205,793	190,896

Earnings per share - Basic	$1.60	$0.65	$0.24
Earnings per share - Diluted	$1.55	$0.64	$0.22

Weighted average stock options, SARs, RSUs and RSAs representing 10,641,582, 14,094,402 and 7,001,656 shares were outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. As a result of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 for its goodwill impairment test in 2017.  The adoption of ASU 2017-04 had no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for its first quarter of fiscal 2017. Effective January 1, 2017, excess tax benefits will be prospectively reported as an operating activity in the Company’s Consolidated Statements of Cash Flows. As the Company has applied this guidance prospectively as of January 1, 2017, excess tax benefits for the years ended December 31, 2016 and 2015 will not be adjusted and continue to be reported in financing activities in the Consolidated Statements of Cash Flows. As a result of the adoption, the Company recognized discrete tax benefits of $16.4 million in the provision for income taxes line of the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017 related to excess tax benefits upon vesting of a restricted-stock award or stock option exercise event relative to the deferred tax asset position established. The Company has elected to account for forfeitures as they occur and there was no material effect recorded upon adoption of this change. The Company has also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share for the year ended December 31, 2017, which had the effect of increasing the weighted average common stock equivalents. Prior to the adoption of ASU 2016-09, the Company included excess tax benefits in assessing whether common equivalent shares were dilutive in the Company’s calculations of weighted average dilutive shares under the treasury stock method. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities.

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

Recent Accounting Pronouncements Not Yet Effective

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method. The impact of the Company’s adoption of ASU 2016-15 to the Company’s Consolidated Financial Statements will be to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within the Company’s Consolidated Statement of Cash Flows. This ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients; ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and Revenue from contracts with Customers (Topic 606) and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from contracts with Customers (Topic 606).  The amendments in these updates affect the guidance contained within ASU 2014-09.

The Company will adopt the new revenue standard using the modified retrospective approach when it becomes effective for the Company in the first quarter of 2018.  Once adopted, the Company will recognize the license component of term license arrangements upfront and the associated maintenance component will continue to be recognized over the contract period.  Under the current revenue standard, for the majority of the Company’s term license arrangements which are bundled with maintenance services, both the term license and maintenance revenues are recognized ratably over the contract period.  Upon adoption, the Company will record a one-time pre-tax cumulative effect adjustment of approximately $60 million to increase retained earnings. This amount represents the license component of existing term license arrangements, both in deferred revenue and yet to be billed, which has not yet been recognized and will never be recognized in the Company’s Consolidated Statements of Comprehensive Income (Loss) as a result of adopting the standard.

The Company expects revenue recognition for the Company’s other revenue streams to remain materially consistent with its historical revenue recognition practices.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in thousands):

	December 31,
	2017	2016
Accounts receivable	$179,019	$172,642
Unbilled accounts receivable	71,620	74,609
Allowance for doubtful accounts	(6,739)	(5,944)
Total accounts receivable, net	$243,900	$241,307

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2017	2016	2015
Balance at beginning of period	$5,944	$2,957	$2,241
Charge to costs and expenses	2,411	3,486	1,137
Write-offs, net of recoveries	(1,796)	(390)	(273)
Other adjustments	180	(109)	(148)
Balance at end of period	$6,739	$5,944	$2,957

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

Conversion of Class A Common Stock.  On March 30, 2016, William C. Stone converted 2,703,846 shares of Class A non-voting stock into 2,703,846 shares of the Company’s common stock, or 5,407,692 shares of common stock on a post-split basis. Each share of Class A non-voting common stock converted automatically into one share of the Company’s common stock upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Dividends. In 2017, the Company paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 and $0.07 per share of common stock on September 15, 2017 and December 15, 2017 to stockholders of record as of the close of business on March 1, 2017, June 1, 2017, September 1, 2017 and December 1, 2017, respectively, totaling $54.4 million.  In 2016, the Company paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2016, June 15, 2016 and September 15, 2016 and December 15, 2016 to stockholders of record as of the close of business on March 7, 2016, June 1, 2016, September 1, 2016 and December 1, 2016, respectively, totaling $50.1 million.

Note 5—Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$153,735	$68,222	$15,897
Foreign	128,895	95,394	44,945
Income before income taxes	$282,630	$163,616	$60,842

The income tax (benefit) provision consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$81,116	$47,588	$36,345
Foreign	21,343	18,953	15,204
State	3,319	13,915	6,237
Total	105,778	80,456	57,786
Deferred:
Federal	(144,719)	(38,571)	(25,083)
Foreign	(2,820)	(4,148)	(9,367)
State	(4,473)	(5,117)	(5,356)
Total	(152,012)	(47,836)	(39,806)
Total	$(46,234)	$32,620	$17,980

The reconciliation between the expected tax expense and the actual tax (benefit) provision is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Computed “expected” tax expense	$98,921	$57,265	$21,295
(Decrease) increase in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	7,457	5,674	2,656
Foreign operations	(36,186)	(33,614)	(11,281)
Enacted tax law changes	(87,960)	—	(1,021)
Excess tax benefits on stock-based compensation	(13,637)	—	—
Effect of valuation allowance	(3,332)	2,076	3,242
Uncertain tax positions	(8,153)	6,515	3,903
Tax credits	(644)	(3,748)	(3,493)
Non-deductible transaction costs	—	—	2,354
Other	(2,700)	(1,548)	325
(Benefit) provision for income taxes	$(46,234)	$32,620	$17,980

On December 22, 2017, the Tax Act was enacted and introduces significant changes to U.S. federal income tax law.  The Tax Act, among other things, reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, creates a new tax on GILTI and a BEAT, eliminates certain deductions, potentially limits deductions for interest expense and executive compensation, and imposes a mandatory one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017.  In accordance with SAB 118, the Company has made reasonable estimates of the effects of the Tax Act, including any state tax impacts of the Tax Act, and has recorded provisional amounts in the Company’s consolidated financial statements as of December 31, 2017.  The Company recorded a provisional tax benefit for the impact of the Tax Act of approximately $88.0 million, which is primarily comprised of an income tax benefit of $121.6 million related to the remeasurement of federal net deferred tax assets and liabilities and an income tax expense of $33.6 million related to the mandatory one-time tax on the accumulated earnings of the Company’s foreign subsidiaries, which the Company plans to pay in installments over the allowable eight years.  The final impact on the Company from the Tax Act may differ from the aforementioned reasonable estimate due to the complexity of the new legislation.  Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the reasonable estimates.  Pursuant to SAB 118, the

Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the accounting of the related tax impacts.  The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments through the provision for income taxes in the period in which the adjustments are made.

The components of deferred income taxes at December 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax credit carryforwards	$26,271	$—	$21,905	$—
Net operating loss carryforwards	24,158	—	34,666	—
Deferred compensation	22,457	—	26,196	—
Accrued expenses	13,340	—	8,478	—
Other	936	—	1,699	—
Impaired investment interest	568	—	810	—
Customer relationships	—	220,780	—	351,448
Other intangible assets	—	53,716	—	38,728
Acquired technology	—	53,255	—	100,691
Unremitted foreign earnings	—	7,192	—	6,111
Trade names	—	6,299	—	10,404
Property and equipment	—	6,268	—	2,989
Deferred revenue	—	247	—	3,166
Total	87,730	347,757	93,754	513,537
Valuation allowance	(21,106)	—	(31,362)	—
Total	$66,624	$347,757	$62,392	$513,537

At December 31, 2017 and 2016, the Company had accrued a deferred income tax liability for foreign withholding taxes of $7.2 million and $6.1 million, respectively, on unremitted earnings of its Canadian subsidiary.  The Company recorded an income tax expense of $33.6 million related to the one-time transition tax on the deemed repatriation of its cumulative foreign earnings as of December 31, 2017.  While no incremental U.S. federal taxes would be imposed on the actual distribution of those earnings as a result of the Tax Act, the Company had not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of its other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2017, the Company had domestic state net operating loss carryforwards of $29.7 million, which will begin to expire in 2020. At December 31, 2017, the Company had foreign net operating loss carryforwards of $85.8 million, of which $85.6 million can be carried forward indefinitely. The remaining $0.2 million will begin to expire in 2018.

At December 31, 2017, the Company had tax credit carryforwards of $26.3 million relating to domestic and foreign jurisdictions, of which $23.4 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2018, $1.6 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2022 and $1.3 million relate to foreign jurisdictions, of which $1.2 million are minimum alternative tax credit carryforwards at the Company’s India operations that are expected to be utilized before they begin to expire in 2020.

The Company has recorded valuation allowances of $21.1 million at December 31, 2017 related to certain foreign net operating loss carryforwards and tax credit carryforwards and $31.4 million at December 31, 2016 related to certain foreign net operating loss carryforwards and tax credit carryforwards.  Of the $21.1 million valuation allowance recorded at December 31, 2017, $19.4 million relates to foreign net operating losses that do not expire. The change in the valuation allowance from 2016 to 2017 is primarily due to the utilization of foreign net operating losses, against which valuation allowances were previously recorded, during 2017.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2017 and 2016 (in thousands):

Balance at December 31, 2015	$55,740
Increases related to current year tax positions	7,567
Increases related to prior tax positions	4,896
Increases related to acquired tax positions	453
Lapse in statute of limitation	(5,629)
Foreign exchange translation adjustment	(39)
Balance at December 31, 2016	62,988
Increases related to current year tax positions	7,576
Decreases related to prior tax positions	(4,758)
Settlements	(6,012)
Lapse in statute of limitation	(2,809)
Foreign exchange translation adjustment	561
Balance at December 31, 2017	$57,546

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.5 million and $(0.3) million during 2017 and 2016, respectively, and has recorded a total liability for potential penalties and interest, including penalties and interest related to acquired unrecognized tax benefits, of $3.6 million and $3.1 million at December 31, 2017 and 2016, respectively. The Company’s unrecognized tax benefits increased from 2015 to 2016 due to increases related to current and prior tax positions, offset partially by a lapse in the statute of limitations for certain domestic tax filings.  The Company’s unrecognized tax benefits decreased from 2016 to 2017 due to settlements with federal and state tax authorities, a lapse in the statute of limitations for certain domestic tax filings and decreases in prior tax positions, offset partially by increased related to current tax positions. The Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $6.2 million due to the closure of tax statutes within the next 12 months. The Company’s unrecognized tax benefits as of December 31, 2017 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on the Company’s Consolidated Balance Sheet at December 31, 2017.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, United Kingdom, India, California, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities prior to tax years ending 2010, 2013, 2014, 2015, 2012, 2012 and 2011, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2010 through 2012 and for the tax period ending December 31, 2015. The Company’s California state income tax returns are currently under audit for the tax periods ended December 31, 2012 through 2015. The Company’s United Kingdom tax returns are currently under audit for the tax periods ending December 31, 2014 through 2015.  The Company’s New York state income tax returns are currently under audit for the tax periods ended December 31, 2012 through 2014.

Note 6—Debt

At December 31, 2017 and 2016, debt consisted of the following (in thousands):

	December 31,
	2017	2016
Senior secured credit facilities, weighted-average interest rate of 3.75% and 3.94%, respectively	$1,492,175	$1,865,625
5.875% senior notes due 2023	600,000	600,000
Senior secured credit facilities revolving portion, weighted-average interest rate of 3.50%	—	94,000
Unamortized original issue discount and debt issuance costs	(46,980)	(58,495)
	2,045,195	2,501,130
Less current portion of long-term debt	37,863	126,144
Long-term debt	$2,007,332	$2,374,986

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

In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $150 million in available commitments (“Revolving Credit Facility”), of which $149.1 million was available as of December 31, 2017.  The Revolving Credit Facility had $94.0 million drawn on it as of December 31, 2016.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $0.9 million and $0.6 million was drawn as of December 31, 2017 and 2016, respectively.

On March 2, 2017, the Company entered into an amendment (the “Amendment”) to the Company’s Credit Agreement (“Amended Senior Secured Credit Agreement”). Pursuant to the Amendment, the highest (non-default) interest rate margin applicable to Term Loan A was reduced from LIBOR plus 2.75% to LIBOR plus 1.75%, and the highest (non-default) interest rate margin applicable to Term Loan B was reduced from LIBOR plus 3.25% to LIBOR plus 2.25%. The LIBOR “floor” was also amended for the Term Loan A and the Term Loan B to be 0%. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

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

The Company is required to make scheduled quarterly payments of approximately 0.25% of the remaining principal amount of the Term B-1 Loan and Term B-2 Loan, with the balance due and payable on the seventh anniversary of its incurrence. The Company is required to make scheduled quarterly payments of 1.25% of the original principal amount of the Term A-1 Loan and Term A-2 Loan until September 30, 2017 and quarterly payments of 2.50% of the original principal amount of the Term A-1 Loan and Term A-2 Loan from December 31, 2017 until June 30, 2020 with the balance due and payable on the fifth anniversary of the incurrence thereof. No amortization is required under the Revolving Credit Facility.

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

The Amended Senior Secured Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of its subsidiaries, pay dividends on its capital stock or redeem, repurchase or retire its capital stock, alter the business the Company conducts, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with its affiliates.  The Amended Senior Secured Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the Amended Senior Secured Credit Agreement contains a financial covenant for the benefit of the Revolving Credit Facility as well as the Term A-1 Loan and the Term A-2 Loan, requiring the Company to maintain a consolidated net senior secured leverage ratio. In addition, under the Amended Senior Secured Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Amended Senior Secured Credit Agreement, in which case the lenders could elect to accelerate payments under the Amended Senior

Secured Credit Agreement and terminate any commitments they have to provide future borrowings.  As of December 31, 2017, the Company was in compliance with the financial and non-financial covenants.

Senior Notes

On July 8, 2015, in connection with the acquisition of Advent, the Company issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (“Senior Notes”).  The Senior Notes are guaranteed by SS&C and each of the Company’s wholly-owned domestic subsidiaries that borrows or guarantees obligations under the Amended Senior Secured Credit Agreement.  The guarantees are full and unconditional and joint and several. The Senior Notes are unsecured senior obligations that are equal in right of payments to all existing and future senior debt, including the Amended Senior Secured Credit Agreement.

On April 20, 2016, the Company commenced an offer to exchange for the Senior Notes, new notes identical in all material respects to the Senior Notes, except that the new notes have been registered under the Securities Act of 1933.  The exchange offer expired on May 18, 2016 and 100% of the Senior Notes were exchanged for the new notes.

At any time after July 15, 2018, the Company may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 15, 2018, the Company may redeem all or any portion of the notes at 100% of their principal amount, plus a “make whole” premium calculated pursuant to the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.  In addition, prior to July 15, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, repurchase or redeem subordinated debt, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with its affiliates. Any event of default under the Amended Senior Secured Credit Agreement that leads to an acceleration of those amounts due also results in a default under the indenture governing the Senior Notes.

As of December 31, 2017, there were $600.0 million in principal amount of Senior Notes outstanding.

Debt issuance costs

In connection with the Amended Senior Secured Credit Agreement and the Senior Notes, the Company capitalized an aggregate of $45.8 million in financing costs. Capitalized financing costs of $8.3 million, $8.5 million and $6.4 million were amortized to interest expense in the years ended December 31, 2017, 2016 and 2015, respectively, and the Company amortized to interest expense $2.3 million, $2.2 million and $1.8 million of the original issue discount associated with the Amended Senior Secured Credit Agreement and Prior Facility for the years ended December 31, 2017, 2016 and 2015, respectively. The unamortized balance of capitalized financing costs is included in long-term debt in the Company’s Consolidated Balance Sheets.

Loss on extinguishment of debt

The Company recorded a $2.3 million loss on extinguishment of debt in 2017 in connection with the Amendment. The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the Credit Agreement for amounts accounted for as a debt extinguishment, as well as new financing fees related to the Amendment for amounts accounted for as a debt modification. The Company recorded a $30.4 million loss on extinguishment of debt in 2015 in connection with the repayment and termination of its Prior Facility.  The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing costs and the unamortized original issue discounts related to the Prior Facility for amounts accounted for as a debt extinguishment, as well as a portion of the financing costs related to the Credit Agreement for amounts accounted for as a debt modification.

Future maturities of debt

At December 31, 2017, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2018	$37,863
2019	37,863
2020	181,613
2021	12,863
2022 and thereafter	1,821,973
Total	$2,092,175

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

As of December 31, 2017 and 2016, the Company did not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Recurring Fair Value Measurements

The Company did not have any material financial assets or liabilities that were measured at fair value as of December 31, 2017 and 2016.

Fair value of debt

The carrying amounts and fair values of financial instruments are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,492,175	$1,500,761	$1,865,625	$1,887,043
5.875% senior notes due 2023	600,000	631,313	600,000	619,500
Senior secured credit facilities, revolving portion	—	—	94,000	93,883

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $47.4 million, $33.3 million and $24.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2017, are as follows (in thousands):

Year Ending December 31,
2018	$51,705
2019	42,112
2020	39,215
2021	37,626
2022 and thereafter	209,749
Total	$380,407

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $5.4 million, $1.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease receipts under these leases as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$4,952
2019	4,555
2020	4,668
2021	3,228
2022 and thereafter	5,195
Total	$22,598

Note 9—Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “401(k) Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 50% of his or her cash compensation, subject to certain limitations. The 401(k) Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $4,000 per year. Company matching contributions are subject to a four year graduated vesting schedule. The Company offers employees a selection of various public mutual funds and several other investment options through a brokerage account but does not include Company common stock as an investment option in its 401(k) Plan.

During the years ended December 31, 2017, 2016 and 2015, the Company incurred $10.5 million, $9.2 million and $5.8 million, respectively, of matching contribution expenses related to the 401(k) Plan.

Note 10—Stock-based Compensation

In February 2016, the Company’s Board of Directors adopted the Amended and Restated 2014 Stock Incentive Plan (the “Amended 2014 Plan”), which became effective in May 2016 upon stockholder approval and which amended and restated our 2014 Stock Option Plan (the “2014 Plan”) (together with the Amended 2014 Plan, the “2014 Plans”).  The Amended 2014 Plan was adopted with an initial share capacity of 24 million shares available for the grant of awards and was adopted with the intent of being the Company’s only equity plan by authorizing the issuance of full-value awards (that is, RSAs and RSUs) and by expanding the class of participants to include non-employee directors. Since the adoption of the Amended 2014 Plan, the Company has not made any grants of equity or equity-based awards under its 2008 Stock Incentive Plan or its 2006 Equity Incentive Plan.

The 2014 Plan authorizes stock options to be granted for up to 6,000,000 shares of the Company’s common stock. Under the 2014 Plan, which became effective in May 2014 upon stockholder approval, the exercise price of stock options is set on the grant date and may not be less than the fair market value per share on such date. Generally, stock options expire ten years from the date of grant. The Company has granted time-based stock options under the 2014 Plan.

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

Restricted stock units.  The Company did not grant any RSUs during the years ended December 31, 2017 and 2016.  During the year ended December 31, 2015, the Company granted 20,790 RSUs under the 2008 Plan, which vest 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The RSUs vest in full upon a change in control, subject to certain conditions.  At December 31, 2017 and 2016, there was approximately $1.5 million and $5.7 million, respectively, of unearned non-cash stock-based compensation related to the RSUs that the Company expects to recognize as expense over a remaining period of approximately 0.8 and 1.5 years, respectively.

Restricted stock awards.  The Company did not grant any RSAs during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company granted 3,000 RSAs of its common stock under the 2006 Plan, which vest 25% on the first anniversary of the grant date and continue to vest 1/12th of the remaining balance each quarter thereafter for three years. The RSAs vest in full upon a change in control, subject to certain conditions.  At December 31, 2017 and 2016, there was less than $0.1 million and approximately $0.2 million, respectively, of unearned non-cash stock-based compensation related to the RSAs that the Company expects to recognize as expense over a weighted average remaining period of approximately 15 months and 13 months, respectively.

Time-based options and SARs. Time-based options and SARs granted under the 2006 Plan, the 2008 Plan, the 2014 Plans generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All outstanding time-based options and SARs vest upon a change in control, subject to certain conditions. Time-based options and SARs granted during 2017, 2016 and 2015 have a weighted-average grant date fair value of $7.86, $6.62 and $7.29 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based options and SARs vested during the years ended December 31, 2017, 2016 and 2015 was approximately $32.1 million, $41.4 million and $43.5 million, respectively. At December 31, 2017 and 2016, there was approximately $117.9 million and $74.9 million, respectively, of unearned non-cash stock-based compensation related to time-based options and SARs that the Company expects to recognize as expense over a weighted average remaining period of approximately 3.1 and 2.6 years, respectively.

For the time-based options and SARs valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based awards
	2017	2016	2015
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	25.61%	27.64%	26.63%
Risk-free interest rate	1.92%	1.30%	1.42%
Expected dividend yield	0.73%	0.82%	0.74%

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31, 2017				Year Ended December 31, 2016				Year Ended December 31, 2015
Consolidated Statements of Comprehensive Income (Loss) Classification	Options, SARs	RSUs	RSAs	Total	Options, SARs	RSUs	RSAs	Total	Options, SARs	RSUs	RSAs	Total
Cost of software-enabled services	$11,139	$135	$23	$11,297	$10,120	$127	$23	$10,270	$6,460	$372	$17	$6,849
Cost of maintenance and term licenses	1,710	349	—	2,059	1,622	1,073	—	2,695	1,022	366	—	1,388
Cost of recurring revenues	12,849	484	23	13,356	11,742	1,200	23	12,965	7,482	738	17	8,237
Cost of professional services	1,890	206	—	2,096	1,859	385	—	2,244	1,166	222	—	1,388
Cost of non-recurring revenues	1,890	206	—	2,096	1,859	385	—	2,244	1,166	222	—	1,388
Total cost of revenues	14,739	690	23	15,452	13,601	1,585	23	15,209	8,648	960	17	9,625
Selling and marketing	8,456	1,045	133	9,634	8,860	2,384	223	11,467	10,637	3,806	222	14,665
Research and development	6,212	1,246	—	7,458	5,972	2,372	—	8,344	5,676	2,912	—	8,588
General and administrative	8,567	376	—	8,943	11,300	4,244	—	15,544	8,270	2,931	—	11,201
Total operating expenses	23,235	2,667	133	26,035	26,132	9,000	223	35,355	24,583	9,649	222	34,454
Total stock-based compensation expense	$37,974	$3,357	$156	$41,487	$39,733	$10,585	$246	$50,564	$33,231	$10,609	$239	$44,079

The associated future income tax benefit recognized was $10.3 million, $18.4 million and $20.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, the amount of cash received from the exercise of stock options was $60.2 million, with an associated tax benefit from stock awards realized of $25.0 million. The intrinsic value of options and SARs exercised during the year ended December 31, 2017 was approximately $71.1 million.  For the year ended December 31, 2016, the amount of cash received from the exercise of stock options was $39.2 million, with an associated tax benefit from stock awards realized of $62.1 million. The intrinsic value of options and SARs exercised during the year ended December 31, 2016 was approximately $141.2 million. For the year ended December 31, 2015, the amount of cash received from the exercise of stock options was $30.1 million, with an associated tax benefit from stock awards realized of $44.2 million. The intrinsic value of options and SARs exercised during the year ended December 31, 2015 was approximately $120.9 million.

In connection with its acquisition of Advent in July 2015, the Company assumed Advent’s outstanding unvested equity awards which were converted into 5.0 million unvested stock options and SARs and 1.3 million unvested RSUs to receive Holdings common stock. All other terms and conditions of the awards remained unchanged. During the year ended December 31, 2015, the Company recognized stock-based compensation expense of $26.3 million related to these assumed awards, of which $11.5 million related to one-time charges for the accelerated vesting of certain awards.

The following table summarizes stock option and SAR activity as of and for the years ended December 31, 2017, 2016 and 2015:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2014	23,441,296	$13.12
Equity awards assumed from Advent	4,961,906	$25.14
Granted (1)	7,636,590	$33.96
Cancelled/forfeited	(1,261,688)	$25.25
Exercised	(4,499,740)	$7.73
Outstanding at December 31, 2015	30,278,364	$20.64
Granted (2)	2,386,300	$30.39
Cancelled/forfeited	(1,621,260)	$31.15
Exercised	(6,015,304)	$7.53
Outstanding at December 31, 2016	25,028,100	$24.04
Granted (3)	11,462,223	$36.63
Cancelled/forfeited	(1,358,711)	$31.59
Exercised	(3,792,097)	$19.08
Outstanding at December 31, 2017	31,339,515	$28.92

(1)	Of the grants during 2015, 1,030,000 were granted under the 2014 Plan, 5,479,690 were granted under the 2008 Plan and 1,126,900 were granted under the 2006 Plan.

(2)	Of the grants during 2016, 950,000 were granted under the Amended 2014 Plan, 1,436,300 were granted under the 2008 Plan.
(3)	All of the grants during 2017 were granted under the Amended 2014 Plan.

The following table summarizes RSU activity as of and for the years ended December 31, 2017, 2016 and 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2015	—	$-
Equity awards assumed from Advent	1,320,034	$30.89
Granted	20,790	$36.82
Cancelled/forfeited	(138,388)	$30.89
Vested	(244,984)	$30.88
Outstanding at December 31, 2015	957,452	$31.01
Granted	-	$-
Cancelled/forfeited	(72,584)	$31.22
Vested	(527,576)	$30.95
Outstanding at December 31, 2016	357,292	$31.06
Granted	-	$-
Cancelled/forfeited	(25,786)	$31.36
Vested	(148,430)	$31.03
Outstanding at December 31, 2017	183,076	$31.04

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are expected to vest at December 31, 2017:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
		(In thousands)	(Years)			(In thousands)	(Years)
14,567,748	$21.82	$271,861	6.04	31,339,515	$28.92	$362,466	7.62

Note 11—Acquisitions

2017 Acquisitions

CommonWealth Fund Services Ltd.

On October 13, 2017, the Company purchased all of the outstanding stock of CommonWealth Fund Services Ltd. ("CommonWealth") for approximately $16.4 million, plus the costs of effecting the transaction and the assumption of certain liabilities. CommonWealth provides a full range of administration services to hedge funds, private equity funds, real estate funds, fund of funds, family offices and other institutions.

The net assets and results of operations of CommonWealth have been included in the Company’s Consolidated Financial Statements from October 13, 2017. The fair value of the intangible assets, consisting of customer relationships and trade names, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships and the relief-from-royalty method was utilized for the trade name. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships are being amortized over approximately fifteen years and the trade name is being amortized over approximately two years, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $1.2 million in revenues from CommonWealth’s operations included in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017.

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

The net assets and results of operations of Conifer have been included in the Company’s Consolidated Financial Statements from December 15, 2016. The fair value of the intangible assets, consisting of customer relationships, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships are being amortized over approximately fifteen years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

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

The following summarizes the preliminary allocation of the purchase price for the 2017 acquisition of CommonWealth and the final allocation of the purchase price for the 2016 acquisitions of Conifer, GFS and Citigroup AIS (in thousands):

	CommonWealth	Conifer	GFS	Citigroup AIS
Accounts receivable	$871	$2,990	$6,118	$58,509
Fixed assets	141	2,960	356	103
Other assets	176	1,243	465	1,985
Acquired client relationships and contracts	6,660	40,500	37,700	124,600
Completed technology	—	—	8,700	44,600
Trade names	78	—	—	—
Goodwill	10,677	43,772	22,437	78,691
Deferred revenue	—	(103)	43	(3,841)
Deferred income taxes	(1,822)	(3)	—	—
Other liabilities assumed	(395)	(5,450)	(4,037)	(8,228)
Consideration paid, net of cash acquired	$16,386	$85,909	$71,782	$296,419

Additionally, the Company acquired Modestspark in October 2017 for approximately $2.8 million and Salentica in October 2016 for approximately $2.0 million.

The consideration paid, net of cash acquired for Conifer and GFS includes purchase price adjustments totaling $1.8 million, which was received during the first quarter of 2017. This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the year ended December 31, 2017 on the Company’s Consolidated Statement of Cash Flows.

The consideration paid, net of cash acquired for Citigroup AIS includes purchase price adjustments totaling $20.8 million, which was received during the third and fourth quarters of 2016. This amount is reflected in “Cash paid for business acquisitions, net of cash acquired” for the year ended December 31, 2016 on the Company’s Consolidated Statement of Cash Flows.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $0.4 million and $1.7 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired – Conifer and Citigroup AIS, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of CommonWealth and Modestspark occurred on January 1, 2016 and Conifer, GFS, Salentica and Citigroup AIS occurred on January 1, 2015. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	For the Year Ended December 31,
	2017	2016	2015
Revenues	$1,687,328	$1,646,064	$1,641,100
Net income	$338,140	$152,764	$31,382

Basic EPS	$1.65	$0.76	$0.17
Diluted EPS	$1.60	$0.74	$0.16

Basic weighted average number of common shares outstanding	204,923	200,252	182,196
Diluted weighted average number of common and common equivalent shares outstanding	211,632	205,793	190,896

Note 12—Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company’s management, the Company is not involved in any litigation or proceedings that would have a material adverse effect on the Company or its business.

Note 13—Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2017 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company’s geographic regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

Revenues by geography for the years ended December 31, were (in thousands):

	2017	2016	2015
United States	$1,222,416	$1,081,260	$682,293
United Kingdom	115,803	105,381	107,081
Asia-Pacific and Japan	112,705	90,086	64,816
Europe, excluding United Kingdom	102,117	101,320	68,347
Canada	76,370	65,682	55,562
Americas, excluding United States and Canada	45,884	37,707	22,186
Total	$1,675,295	$1,481,436	$1,000,285

Long-lived assets as of December 31, were (in thousands):

	2017	2016	2015
United States	$97,229	$76,929	$64,141
Canada	7,850	6,909	5,493
Asia-Pacific and Japan	6,050	6,454	5,715
Europe	4,560	4,163	4,336
Americas, excluding United States and Canada	386	782	1,301
Total	$116,075	$95,237	$80,986

Revenues by product group for the years ended December 31, were (in thousands):

	2017	2016	2015
Portfolio management/accounting	$1,546,165	$1,347,736	$918,888
Loan management/accounting	60,824	64,267	14,205
Trading/treasury operations	33,093	32,171	31,992
Property management	17,218	17,833	16,176
Money market processing	8,421	9,299	8,677
Financial modeling	8,148	8,928	9,078
Training	1,426	1,202	1,269
Total	$1,675,295	$1,481,436	$1,000,285

Note 14—Supplemental Guarantor Condensed Consolidating Financial Statements

On July 8, 2015, the Company issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023. The Senior Notes are jointly and severally and fully and unconditionally guaranteed, in each case subject to certain customary release provisions, by substantially all wholly-owned domestic subsidiaries of the Company that guarantee the Company’s Amended Senior Secured Credit Agreement (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Amended Senior Secured Credit Agreement. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.  During the three months ended March 31, 2017, the Company added certain U.S. subsidiaries as Guarantors to the Senior Notes.  The condensed consolidating financial information as of December 31, 2016 and for the year ended December 31, 2016 below reflects the addition of these entities as Guarantor Subsidiaries. Condensed consolidating financial information as of December 31, 2017 and 2016 and for the years ended

December 31, 2017, 2016 and 2015 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$21,191	$42,866	$—	$64,057
Accounts receivable, net	—	173,997	69,903	—	243,900
Prepaid expenses and other current assets	—	19,770	18,972	—	38,742
Prepaid income taxes	—	6,366	5,800	—	12,166
Restricted cash	—	592	—	—	592
Net property, plant and equipment	—	60,774	40,182	—	100,956
Investment in subsidiaries	3,373,730	938,794	—	(4,312,524)	—
Intercompany receivables	—	199,503	74,005	(273,508)	—
Deferred income taxes, long-term	—	—	2,324	—	2,324
Goodwill, intangible and other assets, net	—	3,871,503	1,205,276	—	5,076,779
Total assets	$3,373,730	$5,292,490	$1,459,328	$(4,586,032)	$5,539,516

Current portion of long-term debt	—	12,626	25,237	—	37,863
Accounts payable	—	19,223	7,864	—	27,087
Accrued expenses	16,157	96,540	55,381	—	168,078
Income taxes payable	—	—	6,031	—	6,031
Deferred revenue	—	182,181	22,420	—	204,601
Long-term debt, net of current portion	600,000	1,197,576	209,756	—	2,007,332
Other long-term liabilities	—	82,239	36,440	—	118,679
Intercompany payables	71,185	74,005	128,318	(273,508)	—
Deferred income taxes, long-term	—	254,370	29,087	—	283,457
Total liabilities	687,342	1,918,760	520,534	(273,508)	2,853,128
Total stockholders’ equity	2,686,388	3,373,730	938,794	(4,312,524)	2,686,388
Total liabilities and stockholders’ equity	$3,373,730	$5,292,490	$1,459,328	$(4,586,032)	$5,539,516

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$33,723	$83,835	$—	$117,558
Accounts receivable, net	—	174,926	66,381	—	241,307
Prepaid expenses and other current assets	—	18,129	12,990	—	31,119
Prepaid income taxes	—	21,600	1,412	—	23,012
Restricted cash	—	1,788	328	—	2,116
Net property, plant and equipment	—	42,358	38,037	—	80,395
Investment in subsidiaries	2,910,669	767,152	—	(3,677,821)	—
Intercompany receivables	—	162,899	37,437	(200,336)	—
Deferred income taxes, long-term	—	—	2,410	—	2,410
Goodwill, intangible and other assets, net	—	4,021,445	1,187,609	—	5,209,054
Total assets	$2,910,669	$5,244,020	$1,430,439	$(3,878,157)	$5,706,971

Current portion of long-term debt	—	108,989	17,155	—	126,144
Accounts payable	—	10,714	5,776	—	16,490
Accrued expenses	16,155	109,746	53,395	—	179,296
Income taxes payable	—	—	3,473	—	3,473
Deferred revenue	—	212,890	22,332	—	235,222
Long-term debt, net of current portion	600,000	1,416,695	358,291	—	2,374,986
Other long-term liabilities	—	29,827	29,400	—	59,227
Intercompany payables	35,936	37,437	126,963	(200,336)	—
Deferred income taxes, long-term	—	407,053	46,502	—	453,555
Total liabilities	652,091	2,333,351	663,287	(200,336)	3,448,393
Total stockholders’ equity	2,258,578	2,910,669	767,152	(3,677,821)	2,258,578
Total liabilities and stockholders’ equity	$2,910,669	$5,244,020	$1,430,439	$(3,878,157)	$5,706,971

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$1,171,163	$505,874	$(1,742)	$1,675,295
Cost of revenues	—	590,297	297,870	(1,742)	886,425
Gross profit	—	580,866	208,004	—	788,870
Operating expenses:
Selling and marketing	—	87,753	30,696	—	118,449
Research and development	—	107,618	45,716	—	153,334
General and administrative	—	86,212	33,962	—	120,174
Total operating expenses	—	281,583	110,374	—	391,957
Operating income	—	299,283	97,630	—	396,913
Interest expense, net	(35,250)	(53,717)	(18,506)	—	(107,473)
Other (expense) income, net	—	(83,162)	78,678	—	(4,484)
Loss on extinguishment of debt	—	(1,743)	(583)	—	(2,326)
Earnings from subsidiaries	364,114	144,822	—	(508,936)	—
Income before income taxes	328,864	305,483	157,219	(508,936)	282,630
(Benefit) provision for income taxes	—	(58,631)	12,397	—	(46,234)
Net income	$328,864	$364,114	$144,822	$(508,936)	$328,864
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	56,418	56,418	51,405	(107,823)	56,418
Comprehensive income	$385,282	$420,532	$196,227	$(616,759)	$385,282

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$1,012,587	$470,648	$(1,799)	$1,481,436
Cost of revenues	—	526,048	276,240	(1,799)	800,489
Gross profit	—	486,539	194,408	—	680,947
Operating expenses:
Selling and marketing	—	88,118	28,980	—	117,098
Research and development	—	107,664	45,025	—	152,689
General and administrative	—	87,759	34,706	—	122,465
Total operating expenses	—	283,541	108,711	—	392,252
Operating income	—	202,998	85,697	—	288,695
Interest expense, net	(35,086)	(68,312)	(25,056)	—	(128,454)
Other (expense) income, net	—	(63,444)	66,819	—	3,375
Earnings from subsidiaries	166,082	105,441	—	(271,523)	—
Income before income taxes	130,996	176,683	127,460	(271,523)	163,616
Provision for income taxes	—	10,601	22,019	—	32,620
Net income	$130,996	$166,082	$105,441	$(271,523)	$130,996
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(55,903)	(55,903)	(57,783)	113,686	(55,903)
Comprehensive income	$75,093	$110,179	$47,658	$(157,837)	$75,093

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$596,497	$405,371	$(1,583)	$1,000,285
Cost of revenues	—	290,979	242,954	(1,583)	532,350
Gross profit	—	305,518	162,417	—	467,935
Operating expenses:
Selling and marketing	—	65,157	29,793	—	94,950
Research and development	—	70,090	40,325	—	110,415
General and administrative	—	74,011	23,821	—	97,832
Total operating expenses	—	209,258	93,939	—	303,197
Operating income	—	96,260	68,478	—	164,738
Interest expense, net	(17,006)	(41,432)	(18,919)	—	(77,357)
Other (expense) income, net	—	(23,985)	27,863	—	3,878
Loss on extinguishment of debt	—	(23,375)	(7,042)	—	(30,417)
Earnings from subsidiaries	59,868	62,375	—	(122,243)	—
Income before income taxes	42,862	69,843	70,380	(122,243)	60,842
Provision for income taxes	—	9,975	8,005	—	17,980
Net income	$42,862	$59,868	$62,375	$(122,243)	$42,862
Other comprehensive loss, net of tax:
Foreign currency exchange translation adjustment	(68,049)	(68,049)	(54,490)	122,539	(68,049)
Comprehensive (loss) income	$(25,187)	$(8,181)	$7,885	$296	$(25,187)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$328,864	$364,114	$144,822	$(508,936)	$328,864
Non-cash adjustments	—	84,960	56,531	—	141,491
Intercompany transactions	35,250	40,933	(76,183)	—	—
Earnings from subsidiaries	(364,114)	(144,822)	—	508,936	—
Changes in operating assets and liabilities	—	(1,866)	1,873	—	7
Net cash provided by operating activities	—	343,319	127,043	—	470,362
Cash Flow from Investment Activities:
Additions to property and equipment	—	(25,550)	(10,020)	—	(35,570)
Proceeds from sale of property and equipment	—	1	3	—	4
Cash paid for business acquisitions, net of cash acquired	—	(1,031)	(16,382)	—	(17,413)
Additions to capitalized software	—	(7,066)	(3,338)	—	(10,404)
Net cash used in investing activities	—	(33,646)	(29,737)	—	(63,383)
Cash Flow from Financing Activities:
Cash received from debt borrowings	—	45,000	—	—	45,000
Repayments of debt	—	(369,250)	(143,200)	—	(512,450)
Transactions involving Holding's common stock	—	1,037	—	—	1,037
Intercompany transactions	—	(188)	188	—	—
Net cash used in financing activities	—	(323,401)	(143,012)	—	(466,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4,409	—	4,409
Net decrease in cash, cash equivalents and restricted cash	—	(13,728)	(41,297)	—	(55,025)
Cash, cash equivalents and restricted cash, beginning of period	—	35,511	84,163	—	119,674
Cash, cash equivalents and restricted cash, end of period	$—	$21,783	$42,866	$—	$64,649

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$130,996	$166,082	$105,441	$(271,523)	$130,996
Non-cash adjustments	—	135,841	63,691	—	199,532
Intercompany transactions	35,935	(159,874)	123,939	—	—
Earnings from subsidiaries	(166,082)	(105,441)	—	271,523	—
Changes in operating assets and liabilities	(849)	86,894	1,834	—	87,879
Net cash provided by operating activities	—	123,502	294,905	—	418,407
Cash Flow from Investment Activities:
Additions to property and equipment	—	(14,655)	(13,271)	—	(27,926)
Proceeds from sale of property and equipment	—	68	3	—	71
Cash paid for business acquisitions, net of cash acquired	—	(433,747)	(23,764)	—	(457,511)
Additions to capitalized software	—	(5,231)	(4,390)	—	(9,621)
Purchase of long-term investment	—	(1,000)	—	—	(1,000)
Net cash used in investing activities	—	(454,565)	(41,422)	—	(495,987)
Cash Flow from Financing Activities:
Cash received from debt borrowings, net of original issue discount	—	120,000	—	—	120,000
Repayments of debt	—	(265,800)	(117,636)	—	(383,436)
Transactions involving Holding's common stock	—	27,861	—	—	27,861
Intercompany transactions	—	121,959	(121,959)	—	—
Payment of fees related to refinancing activities	—	(519)	—	—	(519)
Net cash used in financing activities	—	3,501	(239,595)	—	(236,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,629)	—	(3,629)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(327,562)	10,259	—	(317,303)
Cash, cash equivalents and restricted cash, beginning of period	—	363,073	73,904	—	436,977
Cash, cash equivalents and restricted cash, end of period	$—	$35,511	$84,163	$—	$119,674

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$42,862	$59,868	$62,375	$(122,243)	$42,862
Non-cash adjustments	—	97,829	37,871	—	135,700
Intercompany transactions	—	(11,122)	11,122	—	—
Earnings from subsidiaries	(59,868)	(62,375)	—	122,243	—
Changes in operating assets and liabilities	17,006	56,657	(21,601)	—	52,062
Net cash provided by operating activities	—	140,857	89,767	—	230,624
Cash Flow from Investment Activities:
Additions to property and equipment	—	(7,878)	(5,722)	—	(13,600)
Proceeds from sale of property and equipment	—	5	59	—	64
Cash paid for business acquisitions, net of cash acquired	—	(2,721,374)	(7,779)	—	(2,729,153)
Additions to capitalized software	—	(1,651)	(2,622)	—	(4,273)
Net cash used in investing activities	—	(2,730,898)	(16,064)	—	(2,746,962)
Cash Flow from Financing Activities:
Cash received from debt borrowings, net of original issue discount	—	2,410,527	657,548	—	3,068,075
Repayments of debt	—	(554,604)	(348,844)	—	(903,448)
Transactions involving Holding's common stock	—	726,689	1,775	—	728,464
Intercompany transactions	—	373,832	(373,832)	—	—
Payment of fees related to refinancing activities	—	(39,130)	(6,895)	—	(46,025)
Net cash provided by (used in) financing activities	—	2,917,314	(70,248)	—	2,847,066
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4,805)	—	(4,805)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	327,273	(1,350)	—	325,923
Cash, cash equivalents and restricted cash, beginning of period	—	35,800	75,254	—	111,054
Cash, cash equivalents and restricted cash, end of period	$—	$363,073	$73,904	$—	$436,977

Note 15—Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2017 and 2016 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ in thousands, except per share data)
2017
Revenues	$407,699	$410,980	$418,251	$438,365
Gross profit	190,240	187,288	198,449	212,893
Operating income	89,717	89,985	103,917	113,294
Net income	48,147	51,151	64,227	165,339
Basic earnings per share	$0.24	$0.25	$0.31	$0.80
Diluted earnings per share	$0.23	$0.24	$0.30	$0.77
Cash dividends declared and paid per common share	$0.0625	$0.0625	$0.07	$0.07

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ in thousands, except per share data)
2016
Revenues	$324,131	$373,077	$383,304	$400,924
Gross profit	147,447	162,598	175,277	195,625
Operating income	50,444	66,037	76,903	95,311
Net income	7,005	28,221	38,747	57,023
Basic earnings per share	$0.04	$0.14	$0.19	$0.28
Diluted earnings per share	$0.03	$0.14	$0.19	$0.28
Cash dividends declared and paid per common share	$0.0625	$0.0625	$0.0625	$0.0625

Note 16—Subsequent Event

Dividend declared. On February 15, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock payable on March 15, 2018 to stockholders of record as of the close of business on March 1, 2018.

Pending acquisition.  On January 11, 2018, the Company and DST Systems, Inc. (“DST”) announced that they had entered into a definitive agreement wherein the Company will acquire DST.  Under the terms of the agreement, the Company will acquire DST for an enterprise value of approximately $5.4 billion comprising $84 per share of DST common stock in cash plus the assumption of debt. The closing, which is expected to occur by the third quarter of 2018, remains subject to DST stockholder approval, clearances by relevant regulatory authorities and satisfaction of customary closing conditions.  The Company plans to fund the acquisition and refinance certain of the Company’s existing debt and all of DST’s existing debt with a combination of debt and equity.  DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in the Company’s proxy statement for the 2018 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in the Company’s proxy statement for the 2018 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in the Company’s proxy statement for the 2018 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in the Company’s proxy statement for the 2018 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in the Company’s proxy statement for the 2018 annual meeting of stockholders, which the Company intends to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report.
(1)	Financial Statements — See Index to Financial Statements in Item 8 of this Report.
(2)

Financial Statement Schedules — All financial statement schedules are not submitted because they are not applicable, not required or the information is included in our Consolidated Financial Statements.

(3)	Exhibits — See the Exhibit listing below.

Exhibit Number	Description of Exhibit

2.1†

Agreement and Plan of Merger, dated as of February 2, 2015, by and among Advent Software, Inc., the Registrant and Arbor Acquisition Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2015 (File No. 001-34675)

2.2†

Agreement and Plan of Merger, dated as of January 11, 2018, by and among DST Systems, Inc., SS&C Technologies Holdings, Inc. and Diamond Merger Sub, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2018 (File No. 001-34675)

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016 (File No. 001-34675)

3.2	Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.4 to the Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)

4.1

Indenture, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated herein by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

4.2

First Supplemental Indenture, dated as of March 4, 2016 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated herein by reference to Exhibit 4.2 of the Registrant’s registration statement on Form S-4 (File No. 333-210667) (the”2016 Form S-4”)

4.3

Second Supplemental Indenture, dated as of March 21, 2016 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on the 2016 Form S-4

10.1

Credit Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated herein by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.2

Registration Rights Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and the representatives of the initial purchasers named therein is incorporated herein by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.3

Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “2006 Form S-4”)

10.4

Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

Exhibit Number	Description of Exhibit
10.5

Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10.6

Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10.7

Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the 2006 Form S-4

10.8

2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10.9*

Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

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

10.14*

First Amended and Restated Employment Agreement, dated as of March 31, 2015, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2015 (File No. 001-34675)

10.15 (P)

Lease Agreement, dated September 23, 1997, by and between SS&C Technologies, Inc. and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.16

Second Amendment to Lease, dated as of April 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

10.17

Third Amendment to Lease, effective as of July 1, 1999, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

10.18

Fourth Amendment to Lease, effective as of June 7, 2005, between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)

10.19

Fifth Amendment to Lease, dated as of November 1, 2006, by and between SS&C Technologies, Inc. and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.25 to the 2008 Form S-1, as amended (File No. 333-143719) (the “2007 Form S-1”)

10.20

Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q

Exhibit Number	Description of Exhibit
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

10.23*

Restricted Stock Award Agreement, dated as of January 21, 2011, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-171673)

10.24*

Amended and Restated Stock Option Agreement, dated May 24, 2011, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 001-34675)

10.25*

Amended and Restated Stock Option Agreement, dated March 10, 2013, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2013 (File No. 001-34675)

10.26*

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.27*

Amended and Restated 2014 Stock Incentive Plan of SS&C Technologies Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 26, 2016 (File No. 001-34675)

10.28*

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.29*

2014 Stock Option Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-34675)

10.30

Third Supplemental Indenture, dated as of February 15, 2017 by and among SS&C Technologies Holdings, Inc., certain of SS&C’s subsidiaries and Wilmington Trust, National Association is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34675)

10.31

Amendment No. 1 to the Credit Agreement, dated as of March 2, 2017, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 6, 2017 (File No. 001-34675)

21**	Subsidiaries of the Registrant

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description of Exhibit

101.REF**	XBRL Taxonomy Reference Linkbase Document.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
†

Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

**	Submitted electronically herewith.
(P)	Originally filed with the Securities and Exchange Commission in paper form.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 28, 2018
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 28, 2018
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 28, 2018
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 28, 2018
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 28, 2018
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 28, 2018
Jonathan E. Michael

/s/ David A. Varsano	Director	February 28, 2018
David A. Varsano

/s/ Michael J. Zamkow	Director	February 28, 2018
Michael J. Zamkow