Form 10-Q
period 2018-03-31
SS&C Technologies Holdings Inc
filed 2018-05-10
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 238,091,089 shares of the registrant’s common stock outstanding as of May 2, 2018.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$74,077	$64,057
Accounts receivable, net of allowance for doubtful accounts of $7,390 and $6,739, respectively	264,076	243,900
Contract asset	11,942	—
Prepaid expenses and other current assets	35,559	38,742
Prepaid income taxes	—	12,166
Restricted cash	543	592
Total current assets	386,197	359,457
Property, plant and equipment:
Land	2,655	2,655
Building and improvements	61,354	59,935
Equipment, furniture, and fixtures	144,825	138,747
	208,834	201,337
Less: accumulated depreciation	(106,840)	(100,381)
Net property, plant and equipment	101,994	100,956
Deferred income taxes	2,041	2,324
Contract asset	22,076	—
Goodwill (Note 4)	3,711,181	3,707,823
Intangible and other assets, net of accumulated amortization of $1,011,145 and $953,957, respectively	1,326,095	1,368,956
Total assets	$5,549,584	$5,539,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 3)	$37,338	$37,863
Accounts payable	17,637	27,087
Income taxes payable	16,182	6,031
Accrued employee compensation and benefits	42,193	96,016
Interest payable	7,620	16,425
Other accrued expenses	60,875	55,637
Deferred revenue	193,024	204,601
Total current liabilities	374,869	443,660
Long-term debt, net of current portion (Note 3)	1,949,232	2,007,332
Other long-term liabilities	120,621	118,679
Deferred income taxes	288,954	283,457
Total liabilities	2,733,676	2,853,128
Commitments and contingencies (Note 9)
Stockholders’ equity (Note 6):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400,000,000 shares authorized; 209,375,921 shares and 208,109,294 shares issued, respectively, and 207,802,582 shares and 206,535,955 shares outstanding, respectively, of which 938 and 1,126 are unvested, respectively	2,094	2,081
Additional paid-in capital	2,057,757	2,018,106
Accumulated other comprehensive loss	(77,438)	(82,655)
Retained earnings	851,495	766,856
	2,833,908	2,704,388
Less: cost of common stock in treasury, 1,573,339 shares	(18,000)	(18,000)
Total stockholders’ equity	2,815,908	2,686,388
Total liabilities and stockholders’ equity	$5,549,584	$5,539,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Software-enabled services	$294,803	$276,452
License, maintenance and related	127,126	131,247
Total revenues	421,929	407,699
Cost of revenues:
Software-enabled services	167,416	154,006
License, maintenance and related	62,164	63,453
Total cost of revenues	229,580	217,459
Gross profit	192,349	190,240
Operating expenses:
Selling and marketing	31,150	30,242
Research and development	38,919	38,449
General and administrative	35,433	31,832
Total operating expenses	105,502	100,523
Operating income	86,847	89,717
Interest expense, net	(25,354)	(29,020)
Other income (expense), net	438	(71)
Loss on extinguishment of debt	—	(2,326)
Income before income taxes	61,931	58,300
Provision for income taxes	10,681	10,153
Net income	$51,250	$48,147

Basic earnings per share	$0.25	$0.24
Diluted earnings per share	$0.24	$0.23

Basic weighted average number of common shares outstanding	206,993	203,376
Diluted weighted average number of common and common equivalent shares outstanding	217,656	209,704

Cash dividends declared and paid per common share	$0.07	$0.0625

Net income	$51,250	$48,147
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	5,217	10,779
Total comprehensive income, net of tax	5,217	10,779
Comprehensive income	$56,467	$58,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities:
Net income	$51,250	$48,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,372	58,557
Stock-based compensation expense	12,702	10,900
Amortization and write-offs of loan origination costs	2,626	2,656
Loss on extinguishment of debt	—	2,326
Loss on sale or disposition of property and equipment	28	10
Deferred income taxes	(12,425)	(7,295)
Provision for doubtful accounts	44	1,154
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(19,818)	(7,087)
Prepaid expenses and other assets	(30)	(2,532)
Contract assets	26,847	—
Accounts payable	(10,548)	6,106
Accrued expenses	(54,389)	(72,908)
Income taxes prepaid and payable	19,680	5,077
Deferred revenue	(7,395)	12,777
Net cash provided by operating activities	69,944	57,888
Cash flow from investing activities:
Additions to property and equipment	(7,163)	(5,990)
Cash paid for business acquisitions, net of cash acquired	(191)	1,805
Additions to capitalized software	(3,945)	(3,277)
Net cash used in investing activities	(11,299)	(7,462)
Cash flow from financing activities:
Cash received from debt borrowings	45,000	45,000
Repayments of debt	(106,250)	(105,200)
Proceeds from exercise of stock options	29,132	14,017
Withholding taxes paid related to equity award net share settlement	(2,171)	(589)
Fees paid for debt extinguishment	—	(1,363)
Dividends paid on common stock	(14,504)	(12,715)
Net cash used in financing activities	(48,793)	(60,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	119	1,663
Net increase (decrease) in cash, cash equivalents and restricted cash	9,971	(8,761)
Cash, cash equivalents and restricted cash, beginning of period	64,649	119,674
Cash, cash equivalents and restricted cash, end of period	$74,620	$110,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “2017 Form 10-K”). In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of its financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2017, which were included in the 2017 Form 10-K. The December 31, 2017 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

In connection with the adoption of ASC 606, the Company revised its presentation of revenues to illustrate its two primary sources of revenues: software-enabled services revenues and license, maintenance and other related revenues. The Company believes its prior presentation of recurring and non-recurring revenue streams is no longer useful, as the license portion of revenue from multi-year term license agreements is now recognized up-front and is no longer annually recurring in nature.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flow, and other Topics.  ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of the Company’s adoption of ASU 2016-15 to the Company’s Condensed Consolidated Financial Statements was to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows from financing activities within the Company’s Condensed Consolidated Statement of Cash Flows.  The Company adopted ASU 2016-15, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU, Revenue from Contracts with Customers (Topic 606). ASC 606 supersedes the revenue recognition requirements in ASC 605 and 985 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method.  See Note 2 for further details.

Recent Accounting Pronouncements Not Yet Effective

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

Note 2—Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for those contracts which were not completed as of the date of adoption.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with ASC 605 and 985. The most significant impact of the standard to the Company relates to the timing of revenue recognition for arrangements involving term licenses. Under ASC 606, the Company is required to recognize term license revenues upon the transfer of the license and recognize the associated maintenance revenues over the contract period, as opposed to the Company’s prior practice of recognizing both the term license and maintenance revenues ratably over the contract period. In addition, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the expected customer relationship period if the Company expects to recover those costs. The Company previously expensed these costs over the length of the initial contract excluding any renewals.

The Company recorded an increase to retained earnings of $65.8 million, or $47.9 million net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the Company’s term license revenues.  The impact to revenues for the three months ended March 31, 2018 related to these adjustments was a decrease of $11.8 million.

The impact of adoption of ASC 606 on the Company’s Condensed Consolidated Statement of Comprehensive Income was as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Revenues:
License, maintenance and related	$127,126	$122,128	$4,998
Operating expenses:
Selling and marketing	$31,150	$31,748	$(598)

The impact of adoption of ASC 606 on the Company’s Condensed Consolidated Balance Sheet was as follows (in thousands):

	As of March 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Assets:
Accounts receivable, net	$264,076	$265,272	$(1,196)
Contract asset (current)	11,942	-	11,942
Prepaid expenses and other current assets	35,559	31,943	3,616
Contract asset (non-current)	22,076	-	22,076

Liabilities:
Deferred revenue	$193,024	$230,504	$(37,480)
Other long-term liabilities	120,621	118,115	2,506

The adoption of ASC 606 had no impact on the Company’s total cash flows from operations.

Revenue Recognition

Software-enabled Services Revenue

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

In software-enabled services arrangements, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e. distinct months of service).  The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage or summarization of account information.  These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved.  Revenue is generally recognized over the period the services are provided, which results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

License, Maintenance and Related Revenue Agreements

The Company generates revenues in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees and term license fees which differ mainly in the duration over which the customer benefits from the software. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both deployment and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company’s assistance.

Under ASC 606, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

Software license performance obligations are functional intellectual property that are distinct as the user can benefit from the software on its own as defined under ASC 606.  Software license revenues are recognized at the point of time when the software license has been delivered.  Term license fees are typically due in annual installments at the beginning of each annual period and we record a contract asset for amounts recognized as revenue in excess of amounts billed.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term because the Company transfers control evenly by providing a stand-ready service. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term.

Revenues from professional services consist mostly of services provided on a time and materials basis. The performance obligations are satisfied, and revenues are recognized, over time as the services are provided.

In contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of total consideration of the contract. Standalone selling price is determined utilizing observable prices to the extent available.  If the standalone selling price for a performance obligation is not directly observable, the Company estimates it maximizing the use of observable inputs.  For maintenance and support, the Company determines the standalone selling price based on the price at which the Company separately sells a renewal contract and the economic relationship between licenses and maintenance. The Company determines the standalone selling price for sales of licenses using the residual approach. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company occasionally enters into license agreements requiring significant customization of the Company’s software which are not material to the Company’s results of operations. The Company accounts for the license and professional service fees under these agreements as a single performance obligation, recognized over time using an input method during the development of the license. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis, and are made in the period in which such losses are first estimated or determined.

Accounts Receivable, net is primarily comprised of billed and unbilled receivables for which we have an unconditional right to consideration, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, approximately $29.3 million of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $76.5 million for the three months ended March 31, 2018.

As of March 31, 2018, revenue of approximately $266.3 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $174.1 million is expected to be recognized over the next twelve months.  Software-enabled services are generally provided under contracts which are cancelable with 90 days’ notice.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
United States	$302,703	$296,836
United Kingdom	32,011	27,543
Asia-Pacific and Japan	28,988	26,449
Europe, excluding United Kingdom	27,808	24,876
Canada	18,318	20,628
Americas, excluding United States and Canada	12,101	11,367
Total	$421,929	$407,699
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table disaggregates our revenues by source (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Software-enabled services	$294,803	$276,452
Maintenance and term licenses	107,756	110,557
Perpetual licenses	4,400	2,828
Professional services	14,970	17,862
Total	$421,929	$407,699
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Costs of Revenues

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Costs of revenues include all costs, including depreciation and amortization, incurred to produce revenues. Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a basis consistent with the pattern of transfer of goods or services to the customer to which the asset relates over the expected customer relationship period if the Company expects to recover those costs. The Company previously expensed these costs over the length of the initial contract excluding any renewals. The expected customer relationship period is determined based on average historical customer relationship periods, including expected renewals. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The Company has determined that certain commissions programs meet the requirements to be capitalized.  Certain sales commissions associated with multi-year contracts are subject to an employee service requirement. As an action other than each party approving the contract is required to trigger payment of these sales commissions, they are not considered incremental costs to obtain a contract and are expensed as incurred.  These costs are included in selling, general and administrative expenses.

Practical Expedients

The Company applies a practical expedient to expense sales commissions as incurred when the amortization period would have been one year or less.

As a practical expedient, the Company does not account for significant financing components if the period between when the Company transfers the promised product or service to the client and when the client pays for that product or service will be one year or less.

For the Company’s software-enabled services contracts which are cancelable with 90 days’ notice, the Company uses the practical expedient applicable to such contracts and has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

The Company records revenue net of any taxes assessed by governmental authorities.

Note 3—Debt

At March 31, 2018 and December 31, 2017, debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior secured credit facilities, weighted-average interest rate of 4.05% and 3.75%, respectively	$1,430,925	$1,492,175
5.875% senior notes due 2023	600,000	600,000
Unamortized original issue discount and debt issuance costs	(44,355)	(46,980)
	1,986,570	2,045,195
Less current portion of long-term debt	37,338	37,863
Long-term debt	$1,949,232	$2,007,332

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$1,430,925	$1,436,911	$1,492,175	$1,500,761
5.875% senior notes due 2023	600,000	630,660	600,000	631,313

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Note 4—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2018 is as follows (in thousands):

Balance at December 31, 2017	$3,707,823
Adjustments to prior acquisitions	208
Effect of foreign currency translation	3,150
Balance at March 31, 2018	$3,711,181

Note 5—Earnings per Share

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Net income	$51,250	$48,147

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	206,993	203,376
Weighted average common stock equivalents — options and restricted shares	10,663	6,328
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	217,656	209,704

Earnings per share - Basic	$0.25	$0.24
Earnings per share - Diluted	$0.24	$0.23

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Weighted average stock options and SARs representing 182,333 and 14,455,614 shares were outstanding for the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Dividends. In 2018, the Company paid a quarterly cash dividend of $0.07 per share of common stock on March 15, 2018 to stockholders of record as of the close of business on March 1, 2018 totaling $14.5 million.   In 2017, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2017 to stockholders of record as of the close of business on March 1, 2017, totaling $12.7 million.

Note 6—Equity and Stock-based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for three months ended March 31, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended March 31,
Consolidated Statements of Comprehensive Income Classification	2018	2017
Cost of software-enabled services	$3,544	$2,729
Cost of license, maintenance and other related	1,094	1,106
Total cost of revenues	4,638	3,835
Selling and marketing	2,682	2,673
Research and development	2,083	1,987
General and administrative	3,299	2,405
Total operating expenses	8,064	7,065
Total stock-based compensation expense	$12,702	$10,900

The following table summarizes stock option and SAR activity as of and for the three months ended March 31, 2018:

Shares
Outstanding at December 31, 2017	31,339,515
Granted	347,500
Cancelled/forfeited	(218,882)
Exercised	(1,413,744)
Outstanding at March 31, 2018	30,054,389

The following table summarizes RSU activity as of and for the three months ended March 31, 2018:

Shares
Outstanding at December 31, 2017	183,076
Granted	24,923
Cancelled/forfeited	(556)
Vested	(14,628)
Outstanding at March 31, 2018	192,815

Note 7—Income Taxes

The effective tax rate was 17.2% and 17.4% for the three months ended March 31, 2018 and 2017, respectively.  The change in the effective tax rate for the three months ended March 31, 2018 was primarily due to the decrease in the domestic statutory tax rate from 35% to 21%, offset partially by the unfavorable impact of a tax on Global Intangible Low-Taxed Income (“GILTI”).  Both the domestic statutory tax rate decrease and GILTI tax became effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017 (“Tax Act”) enacted into law in the U.S. on December 22, 2017.  In December 2017, the SEC Staff issued Staff Accounting Bulletin

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

No. 118 (“SAB 118”) to provide guidance on how to implement the accounting required as a result of the Tax Act.  Due to the complexity of the Tax Act, SAB 118 allowed companies to record provisional amounts, or reasonable estimates of the tax effects of the Act during a measurement period not to exceed one year beyond the enactment date.  Accordingly, we provided provisional amounts for the period ending December 31, 2017 relating to the deemed repatriation provisions, revaluation of deferred taxes, other international provisions and the related state tax impacts.  We have not yet completed our accounting related to these items and we did not record any significant adjustments related to our provisional amounts during the period ending March 31, 2018.  We will continue to analyze the provisional amounts in conjunction with guidance issued by the Department of Treasury in order to complete our accounting during the measurement period.

Note 8—Acquisitions

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of CommonWealth Fund Services Ltd. and Modestspark occurred on January 1, 2016. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

For the Three Months Ended March 31,
2017
Revenues	$411,045
Net income	$50,482

Basic EPS	$0.25
Diluted EPS	$0.24

Basic weighted average number of common shares outstanding	203,376
Diluted weighted average number of common and common equivalent shares outstanding	209,704

Note 9—Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company's management, the Company is not involved in any litigation or proceedings that would have a material adverse effect on the Company or its business.

Note 10—Supplemental Guarantor Financial Statements

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed consolidating financial information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 are presented.  The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$10,952	$63,125	$—	$74,077
Accounts receivable, net	—	177,378	86,698	—	264,076
Contract asset	—	11,156	786	—	11,942
Prepaid expenses and other current assets	—	16,100	19,459	—	35,559
Restricted cash	—	543	—	—	543
Net property, plant and equipment	—	61,058	40,936	—	101,994
Investment in subsidiaries	3,512,062	982,351	—	(4,494,413)	—
Intercompany receivables	—	265,532	116,137	(381,669)	—
Deferred income taxes, long-term	—	—	2,041	—	2,041
Long-term contract asset	—	21,406	670	—	22,076
Goodwill, intangible and other assets, net	—	3,836,385	1,200,891	—	5,037,276
Total assets	$3,512,062	$5,382,861	$1,530,743	$(4,876,082)	$5,549,584

Current portion of long-term debt	—	12,199	25,139	—	37,338
Accounts payable	—	8,441	9,196	—	17,637
Accrued expenses	7,344	57,597	45,747	—	110,688
Income taxes payable	—	13,140	3,042	—	16,182
Deferred revenue	—	163,056	29,968	—	193,024
Long-term debt, net of current portion	600,000	1,154,848	194,384	—	1,949,232
Other long-term liabilities	—	83,125	37,496	—	120,621
Intercompany payables	88,810	116,137	176,722	(381,669)	—
Deferred income taxes, long-term	—	262,256	26,698	—	288,954
Total liabilities	696,154	1,870,799	548,392	(381,669)	2,733,676
Total stockholders’ equity	2,815,908	3,512,062	982,351	(4,494,413)	2,815,908
Total liabilities and stockholders’ equity	$3,512,062	$5,382,861	$1,530,743	$(4,876,082)	$5,549,584

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash and cash equivalents	$—	$21,191	$42,866	$—	$64,057
Accounts receivable, net	—	173,997	69,903	—	243,900
Prepaid expenses and other current assets	—	19,770	18,972	—	38,742
Prepaid income taxes	—	6,366	5,800	—	12,166
Restricted cash	—	592	—	—	592
Net property, plant and equipment	—	60,774	40,182	—	100,956
Investment in subsidiaries	3,373,730	938,794	—	(4,312,524)	—
Intercompany receivables	—	199,503	74,005	(273,508)	—
Deferred income taxes, long-term	—	—	2,324	—	2,324
Goodwill, intangible and other assets, net	—	3,871,503	1,205,276	—	5,076,779
Total assets	$3,373,730	$5,292,490	$1,459,328	$(4,586,032)	$5,539,516

Current portion of long-term debt	—	12,626	25,237	—	37,863
Accounts payable	—	19,223	7,864	—	27,087
Accrued expenses	16,157	96,540	55,381	—	168,078
Income taxes payable	—	—	6,031	—	6,031
Deferred revenue	—	182,181	22,420	—	204,601
Long-term debt, net of current portion	600,000	1,197,576	209,756	—	2,007,332
Other long-term liabilities	—	82,239	36,440	—	118,679
Intercompany payables	71,185	74,005	128,318	(273,508)	—
Deferred income taxes, long-term	—	254,370	29,087	—	283,457
Total liabilities	687,342	1,918,760	520,534	(273,508)	2,853,128
Total stockholders’ equity	2,686,388	3,373,730	938,794	(4,312,524)	2,686,388
Total liabilities and stockholders’ equity	$3,373,730	$5,292,490	$1,459,328	$(4,586,032)	$5,539,516

	For the Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues	$—	$287,651	$134,453	$(175)	$421,929
Cost of revenues	—	149,678	80,077	(175)	229,580
Gross profit	—	137,973	54,376	—	192,349
Operating expenses:
Selling and marketing	—	22,025	9,125	—	31,150
Research and development	—	27,289	11,630	—	38,919
General and administrative	—	26,690	8,743	—	35,433
Total operating expenses	—	76,004	29,498	—	105,502
Operating income	—	61,969	24,878	—	86,847
Interest expense, net	(8,813)	(12,267)	(4,274)	—	(25,354)
Other (expense) income, net	—	(18,846)	19,284	—	438
Earnings from subsidiaries	60,063	33,480	—	(93,543)	—
Income before income taxes	51,250	64,336	39,888	(93,543)	61,931
Provision for income taxes	—	4,273	6,408	—	10,681
Net income	$51,250	$60,063	$33,480	$(93,543)	$51,250
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	5,217	5,217	7,386	(12,603)	5,217
Comprehensive income	$56,467	$65,280	$40,866	$(106,146)	$56,467

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

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$51,250	$60,063	$33,480	$(93,543)	$51,250
Non-cash adjustments	—	48,163	16,184	—	64,347
Intercompany transactions	17,626	(22,927)	5,301	—	—
Earnings from subsidiaries	(60,063)	(33,480)	—	93,543	—
Changes in operating assets and liabilities	(8,813)	(22,644)	(14,196)	—	(45,653)
Net cash provided by operating activities	—	29,175	40,769	—	69,944
Cash Flow from Investment Activities:
Additions to property and equipment	—	(4,173)	(2,990)	—	(7,163)
Cash paid for business acquisitions, net of cash acquired	—	—	(191)	—	(191)
Additions to capitalized software	—	(2,689)	(1,256)	—	(3,945)
Net cash used in investing activities	—	(6,862)	(4,437)	—	(11,299)
Cash Flow from Financing Activities:
Cash received from debt borrowings	—	45,000	—	—	45,000
Repayments of debt	—	(90,250)	(16,000)	—	(106,250)
Transactions involving Holding's common stock	—	12,457	—	—	12,457
Intercompany transactions	—	192	(192)	—	—
Net cash used in financing activities	—	(32,601)	(16,192)	—	(48,793)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	119	—	119
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(10,288)	20,259	—	9,971
Cash, cash equivalents and restricted cash, beginning of period	—	21,783	42,866	—	64,649
Cash, cash equivalents and restricted cash, end of period	$—	$11,495	$63,125	$—	$74,620

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Cash Flow from Operating Activities:
Net income	$48,147	$56,960	$28,629	$(85,589)	$48,147
Non-cash adjustments	—	51,401	16,907	—	68,308
Intercompany transactions	17,625	(12,791)	(4,834)	—	—
Earnings from subsidiaries	(56,960)	(28,629)	—	85,589	—
Changes in operating assets and liabilities	(8,812)	(36,492)	(13,263)	—	(58,567)
Net cash provided by operating activities	—	30,449	27,439	—	57,888
Cash Flow from Investment Activities:
Additions to property and equipment	—	(5,027)	(963)	—	(5,990)
Cash paid for business acquisitions, net of cash acquired	—	1,802	3	—	1,805
Additions to capitalized software	—	(2,331)	(946)	—	(3,277)
Net cash used in investing activities	—	(5,556)	(1,906)	—	(7,462)
Cash Flow from Financing Activities:
Cash received from debt borrowings	—	45,000	—	—	45,000
Repayments of debt	—	(77,200)	(28,000)	—	(105,200)
Transactions involving Holding's common stock	—	713	—	—	713
Fees paid for debt extinguishment	—	(943)	(420)	—	(1,363)
Intercompany transactions	—	60	(60)	—	—
Net cash used in financing activities	—	(32,370)	(28,480)	—	(60,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1,663	—	1,663
Net decrease in cash, cash equivalents and restricted cash	—	(7,477)	(1,284)	—	(8,761)
Cash, cash equivalents and restricted cash, beginning of period	—	35,511	84,163	—	119,674
Cash, cash equivalents and restricted cash, end of period	$—	$28,034	$82,879	$—	$110,913

Note 11—Subsequent Events

Equity offering.  In April 2018, the Company completed a public offering of its common stock.  The offering included 30,262,250 newly issued shares of common stock sold by the Company at an offering price to the public of $47.50 per share for which the Company received total net proceeds of approximately $1.4 billion.

Acquisition of DST Systems, Inc. On April 16, 2018, the Company purchased all of the outstanding stock of DST Systems, Inc. (“DST”) for approximately $5.0 billion in cash, plus the costs, fees, expenses and debt assumed in connection with the transaction. In connection with this acquisition, the Company entered into an amended and restated senior secured credit facility pursuant to which the Company borrowed an aggregate of approximately $7.4 billion (approximately $524.5 million of which was rolled over from the Company’s existing credit facility). A portion of these proceeds was used to repay the Company’s Senior Notes and the remaining amounts outstanding under the Company’s existing credit facility.  In addition, the amended and restated senior secured credit facility includes an undrawn revolving credit facility of $250.0 million.  DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.  The net assets and results of operations of DST will be included in the Company’s consolidated financial statements from April 16, 2018.  The relevant business combination disclosures will be included in the Company’s consolidated financial statements once preliminary accounting has been completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2017 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q.

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2017 Form 10-K. Our critical accounting policies are described in the 2017 Form 10-K and include:

•	Revenue Recognition
•	Long-Lived Assets, Intangible Assets and Goodwill
•	Acquisition Accounting
•	Stock-based Compensation
•	Income Taxes

Acquisition of DST Systems, Inc.

On April 16, 2018, the Company purchased all of the outstanding stock of DST Systems, Inc. (“DST”) for approximately $5.0 billion in cash, plus the costs, fees, expenses and debt assumed in connection with the transaction. In connection with this acquisition, the Company entered into an amended and restated senior secured credit facility pursuant to which the Company borrowed an aggregate of approximately $7.4 billion (approximately $524.5 million of which was rolled over from the Company’s existing credit facility).  A portion of these proceeds was used to repay the Company’s Senior Notes and the remaining amounts outstanding under the Company’s existing credit facility.  In addition, the amended and restated senior secured credit facility includes an undrawn revolving credit facility of $250.0 million.  DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.  The net assets and results of operations of DST will be included in the Company’s consolidated financial statements from April 16, 2018.  The relevant business combination disclosures will be included in the Company’s consolidated financial statements once preliminary accounting has been completed.

Results of Operations

We derive our revenue from two sources: software-enabled services revenues and license, maintenance and related revenues. See Note 1 to our Condensed Consolidated Financial Statements for discussion of the change in revenue presentation compared to prior periods.  As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. License, maintenance and related revenues consist of term and perpetual license fees, maintenance fees and professional services.  Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and professional services revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenues:
Software-enabled services	70%	68%
License, maintenance and related	30	32
Total revenues	100%	100%

The following table sets forth revenues (dollars in thousands) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2018	2017
Revenues:
Software-enabled services	$294,803	$276,452	7%
License, maintenance and related	127,126	131,247	(3)
Total revenues	$421,929	$407,699	3

Three Months Ended March 31, 2018 and 2017. Our revenues increased $14.2 million or 3.5%.  Revenues increased primarily due to increased demand for our software-enabled services.  Our acquisitions, which included CommonWealth Fund Services Ltd. (“CommonWealth”) in the fourth quarter of 2017, contributed $1.8 million in revenues and the favorable impact from foreign currency translation added $3.3 million, which resulted primarily from the strength of the U.S. dollar relative to the British Pound, the Euro and the Canadian dollar.  Software-enabled services revenues increased $18.4 million or 6.6% primarily due to a continued increase in demand for our fund administration services as well as services for advisory and wealth managers.  Acquisitions contributed $1.8 million and the favorable impact from foreign currency translation was $1.8 million.  License, maintenance and related revenues decreased $4.1 million or 3.1% primarily due to lower demand for professional services and the impact on term licenses as a result of the implementation of ASC 606.  Offsetting the overall decrease in license, maintenance and related revenues was an increase of $1.5 million due to the favorable impact from foreign currency translation.

Cost of Revenues

Cost of software-enabled services revenues consists primarily of costs related to personnel utilized in servicing our software-enabled services and amortization of intangible assets. Cost of license, maintenance and other related revenues consists primarily of the cost related to personnel utilized in servicing our maintenance contracts and to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services and amortization of intangible assets.

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Cost of revenues:
Cost of software-enabled services	57%	56%
Cost of license, maintenance and related	49	48
Total cost of revenues	54	53
Gross margin percentage	46	47

The following table sets forth cost of revenues (dollars in thousands) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2018	2017
Cost of revenues:
Cost of software-enabled services	$167,416	$154,006	9%
Cost of license, maintenance and related	62,164	63,453	(2)
Total cost of revenues	$229,580	$217,459	6

Three Months Ended March 31, 2018 and 2017. Our total cost of revenues increased $12.1 million or 5.6%.  Acquisitions contributed $1.3 million to the increase and the unfavorable impact from foreign currency translation added $3.6 million, which resulted primarily from the strength of the U.S. dollar relative to the British Pound, the Euro and the Canadian dollar.  Costs of software-enabled services revenues increased $13.4 million primarily due to increased personnel-related costs as well as rent and occupancy costs incurred to support the growth in software –enabled services revenues.  Acquisitions added $1.3 million and the unfavorable impact from foreign currency translation added $2.8 million.  Costs of license, maintenance and related revenues decreased $1.3 million primarily due to a decrease in personnel-related costs, offset by an increase of $0.8 million due to the unfavorable impact from foreign currency translation.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Selling and marketing	7%	7%
Research and development	9	10
General and administrative	9	8
Total operating expenses	25%	25%

The following table sets forth operating expenses (dollars in thousands) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2018	2017
Operating expenses:
Selling and marketing	$31,150	$30,242	3%
Research and development	38,919	38,449	1
General and administrative	35,433	31,832	11
Total operating expenses	$105,502	$100,523	5

Three Months Ended March 31, 2018 and 2017. Operating expenses increased $5.0 million, or 4.9% primarily due to higher professional fees associated with the acquisition of DST, legal-related expenses and higher personnel-related costs, partially offset by a decrease in rent and occupancy costs.  Acquisitions added $0.3 million and the unfavorable impact from foreign currency translation added $1.7 million, which resulted primarily from the strength of the U.S. dollar relative to the British Pound, the Euro and the Canadian dollar.

Comparison of the Three Months Ended March 31, 2018 and 2017 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $25.4 million in 2018 compared to $29.0 million in 2017.  The decrease in interest expense for 2018 as compared to 2017 was primarily due to a lower average debt balance as compared to the three months ended March 31, 2017. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. We had other income, net of $0.4 million and other expense, net of less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively.  Other income (expense), net consists primarily of foreign currency transaction losses in both periods.

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

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in thousands) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Provision for income taxes	$10,681	$10,153
Effective tax rate	17%	17%

Our March 31, 2018 effective tax rate differs from the statutory rate of 21% primarily due to the recognition of windfall tax benefits from stock awards in the current quarter.  Our March 31, 2017 effective tax rate differs from the statutory rate of 35% primarily due to the effect of our foreign operations. While the effective tax rate for the three months ended March 31, 2018 is consistent with the effective tax rate for the three months ended March 31, 2017, the effective tax rate for the three months ended March 31, 2018 was benefitted by the decrease in statutory rate from 35% to 21%, partially offset by the unfavorable impact of a tax on Global Intangible Low-Taxed Income (“GILTI”), both as a result of the Tax Cut and Jobs Act of 2017 (“Tax Act”) that was enacted into law in the U.S. in December 2017.  Our effective tax rate benefited in prior years from the effect of operations outside the United States, which prior to 2018, were taxed at rates lower than the U.S. statutory rate.  While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 30.5% and 19.0%, respectively, in 2018. The consolidated expected effective tax rate for the year ended December 31, 2018 is forecasted to be between 23% and 25%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC Staff in December 2017, we recorded provisional estimates regarding certain provisions of the Tax Act in the period ending December 31, 2017, including the mandatory deemed repatriation provisions, revaluation of deferred taxes and related state tax impacts.  We did not make any significant adjustments to these estimates for the quarter ending March 31, 2018.  We will continue to analyze all necessary information and guidance in order to complete our accounting related to the Tax Act within the measurement period, which is not to exceed one year beyond the date of enactment.

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

In April 2018, we purchased all of the outstanding stock of DST for approximately $5.0 billion in cash, plus the costs, fees, expenses and debt assumed in connection with the transaction.  We funded the acquisition and refinancing of existing debt with $7.4 billion of debt financing (of which approximately $524.5 million was rolled over from our existing credit facility) and a portion of the net proceeds from the issuance and sale of approximately $1.4 billion of our common stock.

In 2018, we paid quarterly cash dividends of $0.07 per share of common stock on March 15, 2018 to stockholders of record as of the close of business on March 1, 2018, totaling $14.5 million.  In 2017, we paid quarterly cash dividends of $0.0625 per share of common stock on March 15, 2017 to stockholders of record as of the close of business on March 1, 2017, totaling $12.7 million.

Our cash, cash equivalents and restricted cash at March 31, 2018 were $74.6 million, an increase of $10.0 million from $64.6 million at December 31, 2017. The increase in cash, cash equivalents and restricted cash is primarily due to cash provided by operations and proceeds from stock option exercises.  These increases were partially offset by net repayments of debt, payment of dividends and capital expenditures.

Net cash provided by operating activities was $69.9 million for the three months ended March 31, 2018.  Cash provided by operating activities primarily resulted from net income of $51.3 million adjusted for non-cash items of $64.3 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $45.7 million. The changes in our working capital accounts were driven by decreases in accrued expenses, accounts payable and deferred revenue and an increase in accounts receivable, partially offset by changes in contract assets and income taxes prepaid and payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2018.  The decrease in accounts payable was primarily due to the timing of payments.  The decrease in deferred revenue and change in contract assets was primarily due to the adoption of ASC 606.  The increase in accounts receivable was primarily due to an increase in days’ sales outstanding related to receivables for annual maintenance invoices that are typically billed in the first quarter of each year.

Investing activities used net cash of $11.3 million for the three months ended March 31, 2018, primarily related to $7.2 million in capital expenditures and $3.9 million in capitalized software development costs as well as cash paid of $0.2 million related to purchase price adjustments for prior acquisitions.

Financing activities used net cash of $48.8 million for the three months ended March 31, 2018, representing net repayments of debt totaling $61.3 million, $14.5 million in quarterly dividends paid and $2.2 million in withholding taxes paid related to equity award net share settlements, partially offset by proceeds of $29.1 million from stock option exercises.

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

Net cash provided by operating activities was $57.9 million for the three months ended March 31, 2017. Cash provided by operating activities primarily resulted from net income of $48.1 million adjusted for non-cash items of $68.3 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $58.6 million. The changes in our working capital accounts include a decrease in accrued expenses and increases in accounts receivable and prepaid expenses and other assets.  These changes were partially offset by increases in deferred revenues and accounts payable and a change in income taxes prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2017. The increase in accounts receivable was primarily due to an increase in days’ sales outstanding related to receivables within recently acquired businesses. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $7.5 million for the three months ended March 31, 2017, primarily related to $6.0 million in capital expenditures and $3.3 million in capitalized software costs partially offset by cash received of $1.8 million related to purchase price adjustments for prior acquisitions.

Financing activities used net cash of $60.9 million for the three months ended March 31, 2017, representing net repayments of debt totaling $60.2 million, $12.7 million in quarterly dividends paid, $1.4 million in fees paid for debt extinguishment and $0.6 million in withholding taxes paid related to equity award net share settlements, partially offset by proceeds of $14.0 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2018, we held approximately $57.2 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At March 31, 2018, we held approximately $51.8 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

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

As of March 31, 2018, there was $83.3 million in principal amount outstanding under the Term Loan A-1, $129.2 million in principal amount outstanding under the Term Loan A-2, $1,204.7 million in principal amount outstanding under the Term Loan B-1 and $13.7 million in principal amount outstanding under the Term Loan B-2.  In addition, the Amended Senior Secured Credit Agreement had a revolving credit facility with a five year term available for borrowings by SS&C with $149.1 million in available commitments.  The revolving credit facility also contained a $25 million letter of credit sub-facility, of which $0.9 million was outstanding as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, we were in compliance with the financial and non-financial covenants under the Amended Senior Secured Credit Agreement.

On April 16, 2018, in connection with our acquisition of DST, the Company, SS&C Technologies, Inc., SS&C European Holdings S.a r.l., SS&C Technologies Holdings Europe S.a r.l., and certain of the Company’s subsidiaries, amended and restated the Amended Senior Secured Credit Agreement (as amended and restated, the “New Credit Agreement”), with Credit Suisse AG, Cayman Islands Branch acting as administrative agent and certain lenders party thereto. Pursuant to the New Credit Agreement, (i) a new $5.0 billion senior secured Term Loan B facility ( “Term Loan B-3”), was made available to, and incurred by, SS&C Technologies, Inc., (ii) a new $1.8 billion senior secured Term Loan B facility ( “Term Loan B-4”) was made available to, and incurred by, SS&C European Holdings S.a r.l., (iii) approximately $524.5 million in aggregate principal amount of the Company’s existing Term Loan B-1 and B-2 facilities borrowed under the Amended Senior Secured Credit Agreement remained outstanding and (iv) a $250.0 million senior secured revolving credit facility, or the Revolving Credit Facility, made available to SS&C Technologies, Inc., $25.0 million of which is available for letters of credit. Approximately $1.5 billion of those borrowings was used to repay the remaining existing indebtedness of the Company and the remainder was used to finance, in part, the DST acquisition.

Under the New Credit Agreement, we are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term Loans, with the balance due and payable on the seventh anniversary of its incurrence. No amortization is required under the Revolving Credit Facility.

Our obligations under the New Credit Agreement are guaranteed by (i) the Company and each of our existing and future U.S. wholly-owned restricted subsidiaries (subject to customary exceptions and limitations) and (ii) in the case of Term Loan B-4, by SS&C Technologies Holdings Europe S.a r.l. and each of our existing and future foreign wholly-owned restricted subsidiaries (subject to customary exceptions and limitations).

The obligations of the U.S. loan parties under the New Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the New Credit Agreement are secured by substantially all of Holdings’ and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of Holdings’ wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The New Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. In addition, the New Credit Agreement contains a financial covenant requiring us to maintain a consolidated net secured leverage ratio.  In addition, under the New Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the New Credit Agreement, in which case the lenders could elect to accelerate payments under the New Credit Agreement and terminate any commitments they have to provide future borrowings.

Senior Notes

On July 8, 2015, in connection with the acquisition of Advent, we issued $600.0 million aggregate principal amount of 5.875% Senior Notes due 2023. As of March 31, 2018, there were $600.0 million in principal amount of Senior Notes outstanding.  On April 16, 2018, in connection with our acquisition of DST, we redeemed in full all of the outstanding Senior Notes.

The Senior Notes were guaranteed by SS&C and each of our wholly-owned domestic subsidiaries that borrowed or guaranteed obligations under the Amended Senior Secured Credit Agreement. The guarantees were full and unconditional and joint and several. The Senior Notes were unsecured senior obligations that were equal in right of payments to all existing and future senior debt, including the Amended Senior Secured Credit Agreement.

The indenture governing the Senior Notes contained a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, engage in mergers or acquisitions or engage in transactions with our affiliates.  Any event of default under the Amended Senior Secured Credit Agreement that led to an acceleration of those amounts due would also have resulted in a default under the indenture governing the Senior Notes.

Covenant Compliance

Under the Amended Senior Secured Credit Agreement, we were required to satisfy and maintain a specified financial ratio. We are required to satisfy and maintain a specified financial ratio under the New Credit Agreement as well.  Our continued ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will continue to meet this ratio. Any breach of these covenants could result in an event of default under the New Credit Agreement. Upon the occurrence of any event of default under the New Credit Agreement, the lenders could elect to declare all amounts outstanding under the New Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Amended Senior Secured Credit Agreement and now the New Credit Agreement, which is the material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Amended Senior Secured Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the New Credit Agreement.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Any breach of covenants in the New Credit Agreement that are tied to ratios based on Consolidated EBITDA could result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed immediately due and payable and to terminate any commitments they have to provide further borrowings. Any default and subsequent acceleration of payments under the New Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the New Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles, or GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the New Credit Agreement requires that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our New Credit Agreement.

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2018	2017	2018
Net income	$51,250	$48,147	$331,967
Interest expense, net	25,354	29,020	103,807
Provision (benefit) for income taxes	10,681	10,153	(45,706)
Depreciation and amortization	61,372	58,557	240,004
EBITDA	148,657	145,877	630,072
Stock-based compensation	12,702	10,900	43,289
Capital-based taxes	—	375	(61)
Acquired EBITDA and cost savings (1)	—	808	2,144
Non-cash portion of straight-line rent expense	(24)	68	4,293
Loss on extinguishment of debt	—	2,326	—
Purchase accounting adjustments (2)	599	352	4,563
ASC 606 adoption impact	11,929	—	11,929
Other (3)	4,811	1,755	18,450
Consolidated EBITDA	$178,674	$162,461	$714,679

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

(3)

Other includes expenses and income that are permitted to be excluded per the terms of our Amended Senior Secured Credit Agreement from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.  These include expenses and income related to currency transactions, facilities and workforce restructuring, legal settlements and business combinations.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Accounting Standards Codification (“ASC”) 230, Statement of Cash flow, and other Topics.  ASU 2016-15 is effective for the first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of our adoption of ASU 2016-15 to our Condensed Consolidated Financial Statements will be to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities within our

Condensed Consolidated Statement of Cash Flows.  We adopted ASU 2016-15, which did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASC 606 supersedes the revenue recognition requirements in ASC 605 and 985 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  We adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method.  See Note 2 in our Condensed Consolidated Financial Statements for further details.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the first quarter of fiscal 2020 and earlier adoption is permitted beginning in the first quarter of fiscal 2019.  Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our Condensed Consolidated Financial Statements.  This ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.  ASU 2016-02 is effective for the first quarter of fiscal 2019 and earlier adoption is permitted.  The impact of the adoption of ASU 2016-02 to our Condensed Consolidated Financial Statements will be to recognize the majority of our operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheet.  We are continuing our assessment, which may identify additional impacts this ASU will have on our Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2018, we had total debt of $2,030.9 million, including $1,430.9 million of variable interest rate debt. As of March 31, 2018, a 1% increase in interest rates would result in an increase in interest expense of approximately $14.3 million per year.

During the three months ended March 31, 2018, approximately 28% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2018. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 9 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

The following disclosure modifies the discussion of risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. If any of the following risks occur, it could materially affect our business, operating results, cash flows and financial condition and possibly lead to a decline in our stock price. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, operating results, cash flows and financial condition.

Risks Relating to Our Business

Our business is greatly affected by changes in the state of the general economy and the financial markets, and uncertainty in the general economy, the financial services industry or other industries in which our clients operate could disproportionately affect the demand for our products and services.

We derive our revenues from the delivery of products and services to clients primarily in the financial services and healthcare industries. Demand for our products and services among companies in those industries could decline for many reasons. If demand for our products or services decreases or any of the industries we serve decline, our business and our operating results could be adversely affected.

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

In addition, any other events that adversely affect our clients’ businesses, rates of growth or numbers of clients they serve could decrease demand for our products and services and the number of transactions we process. Events that could adversely affect our clients’ businesses include decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally. We may be unsuccessful in predicting the needs of changing industries and whether potential clients will accept our products or services. We also may invest in technology or infrastructure for specific clients and not realize additional revenue from such investments. If trends or events do not occur as we expect, our business could be negatively impacted.

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions.

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, on April 16, 2018 we consummated our previously announced acquisition of DST. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

The process of integrating the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our business, results of operations and financial condition. Acquisitions may also place a significant strain on our administrative, operational, financial and other resources. In addition, certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us. Acquisitions may also expose us to litigation from our stockholders arising out of the acquisition, which, even if unsuccessful, could be costly to defend and serve as a distraction to management.  See also “-Risks Relating to Our Acquisition of DST Systems, Inc.”

Consolidations or failures among our clients or within their respective industries could adversely affect us by causing a decline in demand for our products and services.

If banks and financial services firms fail or consolidate or if there are failures or consolidation in any of the other industries in which our clients operate including healthcare, there could be a decline in the demand for our products and services. Failures, mergers and consolidations of banks and financial services firms or in any other industries in which our clients operate could reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions or other entities resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions or other entities could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.

Our business has become increasingly focused on the hedge fund industry, and we are subject to the variations and fluctuations of that industry.

As a result of our acquisitions of DST in April 2018, CommonWealth Fund Services Ltd. (“CommonWealth”) in October 2017, Conifer Financial Services (“Conifer”) and Wells Fargo’s Global Fund Services business (“GFS”) in December 2016, Citigroup Alternative Investor Services business (“Citigroup AIS”) in March 2016, Advent Software, Inc. (“Advent”) in July 2015 and GlobeOp Financial Services S.A. (“GlobeOp”) in May 2012, a higher percentage of our clients are hedge funds or funds of hedge funds. We derive significant revenues from asset management, administration and distribution contracts with such clients. Under these contracts, the fees paid to us are based on a variety of factors, including the market value of assets under management, assets under administration and number of transactions processed. Assets under management, assets under administration or the number of transactions processed may decline for various reasons, causing results to vary. Factors that could decrease assets under management and assets under administration (and therefore revenues) include declines in the market value of the assets in the funds (and accounts as applicable) managed, administered and distributed, redemptions and other withdrawals from, or shifts among, the funds (and accounts as applicable) managed, administered and distributed, as well as market conditions generally.

These clients and our business relating to them are affected by trends, developments and risks associated with the global hedge fund industry. In addition, the market environment for hedge funds involves risk and has suffered significant turmoil, including as a result of substantial changes in global economies, political uncertainty, stock market declines and new regulatory initiatives. Even in the absence of such factors, the global hedge fund industry is subject to fluctuations in assets under management that are impossible to predict or anticipate. Further, investor demand for hedge funds has experienced recent declines and increased withdrawals as a result of poor performance relative to benchmark indices and increased negative investor sentiment on fees. These risks and trends could significantly and adversely affect some or all of our hedge fund clients, which could adversely affect our business, results of operations and financial condition. In addition, market forces have negatively impacted liquidity for many of the financial instruments in which hedge fund client’s trade, which, in turn, could negatively impact our ability to access independent pricing sources for valuing those instruments.

Our revenues may decrease due to declines in the levels of participation and activity in the securities markets.

We generate significant revenues from the transaction processing fees we earn for our products and services. These revenue sources are substantially dependent on the levels of participation and activity in the securities markets. The number of unique securities positions held by investors through our clients and our clients’ customer trading volumes reflect the levels of participation and activity in the markets, which are impacted by market prices and the liquidity of the securities markets, among other factors. We could continue to be negatively impacted by the volatile markets as certain of our fees are tied to the asset bases of our clients. The occurrence of significant market volatility or decreased levels of participation would likely result in reduced revenues and decreased profitability from our business operations. Additionally, we may be exposed to operational or other risks in connection with any systematic failures in the markets, or the default due to market-related failures of one or more counterparties with whom we transact.

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

In the financial and healthcare markets we serve, we compete based on a variety of factors, including investment performance, the range of products or services offered, brand recognition, business reputation, financial strength, stability and continuity of client and other intermediary relationships, quality of service, and level of fees charged for products and services. The market for financial and healthcare services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions and marketing efforts by industry participants. The markets we serve are also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms. Some of our current and potential competitors may have significantly greater financial, technical, distribution and marketing resources, generate higher revenues and have greater name recognition.  Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that our competitors may enter into alliances with each other or other third-parties, and through such alliances, acquire increased market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our failure to successfully compete in any of our material businesses could have a material adverse effect on results of operations. Competition could also affect the revenue mix of products or services we provide, resulting in decreased revenues in lines of business with higher profit margins, and our business may not grow as expected and may decline.

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

An increase in subaccounting services performed by brokerage firms has and will continue to adversely impact our revenues.

We service open-end and closed-end funds registered under the Investment Company Act of 1940, including mutual funds, exchange-traded funds, interval funds and exchange-listed closed-end funds, as well as private funds, collective investment trusts and other accounts under shareowner recordkeeping arrangements which we refer to as registered accounts. These arrangements are distinguished from broker subaccounts, which are serviced under contract with a broker/dealer. Our clients may adopt the broker subaccount structure. We offer subaccounting services to brokerage firms that perform shareowner subaccounting. As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis. Brokerage firms that obtain agreements from our clients to use a broker subaccount structure cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which generally results in lower revenues. While subaccounting conversions have generally been limited to our non tax-advantaged mutual fund accounts, such conversions have begun to extend to the tax-advantaged accounts (such as retirement and Section 529 accounts) we service, which could adversely affect our business and operating results.

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

We currently have approximately 4,038 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on fluctuations in revenues, profit margins and other operating results. Additional factors that may lead to such fluctuation include:

●	the costs, timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;
●	the lengthy and often unpredictable sales cycles of large client engagements;
●	the amount and timing of our operating costs and other expenses;
●	the financial health of our clients;
●	changes in the volume of assets under our clients’ management;
●	cancellations of maintenance and/or software-enabled services arrangements by our clients;
●	changes in local, national and international regulatory requirements;
●	acquisitions during the relevant period;
●	implementation of our licensing contracts and software-enabled services arrangements;
●	changes in economic and financial market conditions; and
●	changes in the types of products and services we provide.

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

Our businesses expose us to risks of claims and losses that could be significant and damage our reputation and business prospects.

Our proprietary applications and related consulting and other services include the processing or clearing of financial and healthcare transactions for our clients and their customers and the design of benefit plans and compliance programs. The dollar amount of transactions processed or cleared is vastly higher than the revenues we derive from providing these services. In the event we make transaction processing or operational errors, or mismanage any process, we could be exposed to claims for any resulting processing delays, disclosure of protected information, miscalculations, mishandling of pass-through disbursements or other processes, and failure to follow a client’s instructions or meet specifications. Additionally, we may be subject to claims or liability resulting from a failure of third parties (including regulatory authorities) to recognize the limitations of our role as our clients’ agent or consultant, and we may be subject to claims or liability resulting from fraud committed by third parties. We may be exposed to the risk of counterparty breaches or failure to perform. We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and any alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation could include class action claims based upon, among other theories, various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our operating results, damage our reputation, decrease demand for our products and services, or cause us to make costly operating changes.

Investment decisions with respect to cash balances, market returns or losses on investments, and limits on insurance applicable to cash balances held in bank and brokerage accounts, including those held by us and as agent on behalf of our clients, could expose us to losses of such cash balances and adversely affect revenues attributable to cash balance deposit investments.

As part of our transaction processing and other services, we maintain and manage large bank and investment accounts containing client funds, which we hold as agent, as well as operational funds. Our revenues include investment earnings related to client fund cash balances. Our choices in selecting investments, or market conditions that affect the rate of return on or the availability of investments, could have an adverse effect on the level of such revenues. The amounts held in our operational and client deposit accounts could exceed the limits of government insurance programs of organizations such as the Federal Deposit Insurance Corporation and the Securities Investors Protection Corporation, exposing us to the risk of loss. Any substantial loss would have a material adverse impact on our business, results of operations and our financial condition.

Our business is subject to evolving regulations and increased scrutiny from regulators.

Our business is subject to evolving and increasing U.S. and foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, retirement, data protection, reporting and related regulations. New products and services we plan to offer may also be subject to regulation, either directly or as a downstream provider to customers or clients. Such regulations cover all aspects of our business including, but not limited to, sales and trading methods, trade practices among broker/dealers, use and safekeeping of clients’ funds and securities, use of client and employee data, capital structure of securities firms, net capital, anti-money laundering efforts, healthcare, recordkeeping and the conduct of directors, officers and employees. Any violation of applicable regulations could expose us or those businesses to civil or criminal liability, significant fines or sanctions, damage our reputation, the revocation of licenses, censures, or a temporary suspension or permanent bar from conducting business, which could adversely affect our business, results of operations and our financial condition.

Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to products and services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. As a result, our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Bermuda Monetary Authority, British Virgin Islands Financial Services Commission, Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission, FTC, Cayman Islands Monetary Authority, Commission de Surveillance du Secteur Financier, Financial Industry Regulatory Authority, Financial Conduct Authority, Central Bank of Ireland, National Futures Association, Ontario Securities Commission, SEC, Securities Commission of the Bahamas, U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the U.S., the United Kingdom (“U.K.”) and the other jurisdictions in which we operate. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased. In addition, the final outcome of negotiations between the U.K. and the E.U. with respect to the U.K.’s exit from the E.U. is uncertain. As a result, the impact of the U.K.’s exit on the U.K. regulatory regime is unknown, but it is possible that we will become subject to more onerous regulations in the U.K. as a result.  Moreover, our healthcare business is subject to evolving and increasing federal and state regulation.  Such federal regulation is developed, interpreted or enforced by regulators including, the Centers for Medicare and Medicaid Services, the U.S. Dept. of Health and Human Services, the Office for Civil Rights and the Office of the Inspector General.

Typically a state’s department of insurance regulates much of our healthcare business; however, each state’s statutes dictate such authority.  Any of these regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations, or the interpretations thereof, may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future.

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

Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the products and services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services or could increase our cost of continuing to provide our products and services to such industries. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations. For example, our accounts in the healthcare industry are impacted by the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”), including the Health Insurance Marketplace. Changes to the Affordable Care Act may be enacted by Congress in response to the current administration’s stated agenda, and we cannot predict the impact that will have on our clients and their demand for our products and services.

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

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), was signed into law, significantly reforming the U.S. Internal Revenue Code. The Tax Act, among other things, reduces the U.S. federal statutory corporate tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest and executive compensation, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system, established a new base erosion tax that is imposed in relation to certain payments made to foreign affiliates (the “Base Erosion and Anti-Abuse Tax”) and modifies or repeals many business deductions and credits. We recorded a net benefit to income tax expense of $88 million in 2017 related to the enactment of the Tax Act, which includes the remeasurement of deferred tax assets and liabilities for the corporate tax rate reduction, the one-time transition tax imposed on accumulated foreign earnings and deferred taxes provided for the global intangible low-taxed income (“GILTI”) minimum tax that took effect January 1, 2018. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies on how to implement the accounting and disclosure changes required as a result of the Tax Act. The SEC staff guidance has recognized that, due to the complexity of the Tax Act, the accounting for income tax effects of the change in law may be incomplete upon issuance of a company's financial statements for the reporting period in which the Tax Act was enacted. SAB 118 states that if a company can determine a reasonable estimate for the effects of the Tax Act then this estimate can be included in the financial statements.  We have made reasonable estimates and recorded certain provisional tax benefits and charges in connection with the implementation of the Tax Act that were based on our current interpretation and understanding of the law and may change as we receive additional clarification and implementation guidance. Changes to these provisional amounts could result in material charges or credits in future reporting periods. We will continue to gather and analyze information on historical unrepatriated foreign earnings and to monitor state laws relating to this income to finalize both the federal and state tax impact.  We will also continue to review the impact of certain limitations on deductions in our assessment of the value of our deferred tax assets as regulatory guidance is issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

For the three months ended March 31, 2018, the provision for income taxes includes expenses related to GILTI and non-deductible officer’s compensation, offset partially by a benefit recorded for the Foreign-Derived Intangible Income deduction.  As of March 31, 2018, we do not expect to be materially impacted by the Base Erosion and Anti-Abuse Tax.  We will continue to assess our income tax receivables and liabilities and deferred tax assets and liabilities as further guidance is issued regarding provisions of the

Tax Act, and there can be no assurance that our business, results of operations or financial condition will not be materially impacted by the Base Erosion and Anti-Abuse Tax or any other provisions of the Tax Act in the future.

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

For the three months ended March, 31, 2018 and for the years ended December 31, 2017, 2016 and 2015 international revenues accounted for 28%, 27%, 27% and 32%, respectively, of our total revenues. We sell certain of our products, such as MarginMan and Pacer, primarily outside the U.S. On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U, commonly referred to as “Brexit.” Current uncertainty over the final outcome of the negotiations between the U.K. and the E.U., with respect to the terms of the U.K.’s exit, may adversely affect our operations and financial results, as we generated approximately $32.0 million and $115.8 million in revenue from the U.K. in the three months ended March, 31, 2018 and the year ended December 31, 2017, respectively. Our international business is also subject to a variety of other risks, including:

●	potential changes in a specific country’s or region’s political or economic climate;
●	the need to comply with a variety of local regulations and laws, U.S. export controls, the FCPA and the Bribery Act;
●	potential expropriation of assets by foreign governments,
●	difficulty repatriating any international profits,
●	fluctuations in foreign currency exchange rates;
●	application of discriminatory fiscal policies;
●	potential changes in tax laws and the interpretation of such laws; and
●	potential difficulty enforcing third-party contractual obligations and intellectual property rights.

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

Our investments in funds and our joint ventures could decline in value.

From time to time we add new investment strategies to our investment product offerings by providing the initial cash investments as “seed capital.” The seed capital investments may decline in value. A significant decline in their value could have a material adverse effect on our financial condition or operating results. We are a limited partner in various private equity funds and have future capital commitments related to certain private equity fund investments. These investments are illiquid. Generally, private equity fund securities are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. Even when transfer restrictions do not apply, there is generally no public market for the securities. Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them. We also participate in joint ventures with other companies. These joint venture investments could require further capital contributions.

We do not control certain businesses in which we have significant ownership.

We invest in joint ventures and other unconsolidated affiliates as part of our business strategy, and part of our net income is derived from our pro rata share of the earnings of those businesses. Despite owning significant equity interests in those companies and having directors on their boards, we do not control their operations, strategies or financial decisions. The other owners may have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the businesses we co-own. Our pro rata share of any losses due to unfavorable performance of those companies could negatively impact our financial results.

Some of our joint venture investments are subject to buy-sell agreements, which could, among other things, restrict us from selling our interests even if we were to determine it would be prudent to do so.

We own interests in unconsolidated entities and various real estate joint ventures. Our interests in such unconsolidated entities are subject to buy/sell arrangements, which could restrict our ability to sell our interests even if we were to determine it would be prudent to do so. These arrangements could also allow us to purchase the other owners’ interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

In addition, some of the agreements governing our joint venture arrangements include buy/sell provisions that provide a party to the arrangement with the option to purchase the other party’s interests upon such other party’s change of control at a purchase price that may be less than fair market value. For instance, under the partnership agreement of IFDS L.P., in the event of a change of control of the Company, the other partner would have the option to purchase our interests in IFDS L.P. at a price equal to book value, unless another purchase provision in the partnership agreement was triggered prior to the change of control. Book value may be substantially less than fair market value at the time of any sale of our interests upon a change of control.

Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.

A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the impact of the adoption and implementation of the accounting standard update on revenue recognition issued in May 2014 by the FASB. Under the new standard, we recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. Additionally, under the new standard, we capitalize and amortize certain direct costs, such as commissions, over the expected customer life rather than expensing them as incurred. While the adoption of the new standard does not change the cash flows received from our contracts with customers, its adoption could have a material adverse effect on our financial position or results of operations. See Note 2 to our Consolidated Financial Statements for additional information. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.

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

We currently have a substantial amount of indebtedness. As of March 31, 2018, we had total indebtedness of $2,030.9 million and additional available borrowings of $149.1 million under our revolving credit facility. To fund our acquisition of DST, and to refinance certain of the Company’s and DST’s existing indebtedness, we incurred approximately $5.4 billion in additional indebtedness in connection with our entry into the New Credit Agreement. This indebtedness could have adverse consequences. For example, it may:

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

In addition, the agreement governing our senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests, and the additional indebtedness we incurred to fund the DST acquisition or otherwise may also contain restrictive covenants. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Following the DST acquisition and our entry into the New Credit Agreement, we currently expect to make periodic interest payments of approximately $317.8 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The New Credit Agreement limits our ability, among other things, to:

●	incur additional indebtedness;
●	make certain investments;
●	sell assets, including capital stock of certain subsidiaries;
●	declare or pay dividends, repurchase or redeem stock or make other distributions to stockholders;
●	consolidate, merge, liquidate or dissolve;
●	enter into transactions with our affiliates; and
●	incur liens.

In addition, the New Credit Agreement also requires us to maintain compliance with specified leverage ratios. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.

Our inability to comply with any of these provisions could result in a default under one or more of the agreements governing our indebtedness. If such a default occurs under one such agreement, the creditors under another debt agreement may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. In addition, the lenders under our New Credit Agreement would have the right to terminate any commitments they have to provide further borrowings.

If we are unable to repay outstanding borrowings when due, the lenders under our New Credit Agreement also have the right to proceed against the collateral, including our available cash and substantially all of our domestic assets and the assets of our domestic subsidiaries, granted to them to secure the indebtedness under that facility. If the indebtedness under our New Credit Agreement were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Risks Relating to Our Acquisition of DST Systems, Inc.

The anticipated benefits of our acquisition of DST may not be realized or those benefits may take longer to realize than expected.

The success of our acquisition of DST will depend, to a large extent, on our ability to realize the anticipated benefits and cost savings derived from this transaction and our ability to integrate the two organizations and businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, DST and we will devote significant management attention and resources prior to closing to prepare for integrating, and we will devote significant management attention and resources post-closing to integrate the business practices and operations of both organizations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits.

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

A failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the post-acquisition company and could adversely affect its results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth;
●	difficulties in the integration of operations, software and technology systems;
●	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
●	difficulties in the assimilation of employees;
●	difficulties in managing the expanded operations of a significantly larger and more complex company;
●	challenges in keeping existing customers and obtaining new customers;
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses and unanticipated competitive responses associated with our acquisition of DST; and
●	coordinating a more geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations are integrated successfully with DST, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with DST. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our financial condition, results of operations and cash flows. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock.

We will incur costs as a result of our acquisition of DST.

We will incur substantial expenses in connection with our acquisition of DST and over a period of time following the completion of the acquisition. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Any increase in these estimated expenses or change in the timing of these expenses could have an adverse effect on our financial condition, results of operations and cash flows.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through March 31, 2018 our common stock has traded as high as $53.99 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of May 2, 2018, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 14.2% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of March 31, 2018, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C and Advent Software, Inc. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings is obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

2.1 †

Agreement and Plan of Merger, dated as of January 11, 2018, by and among DST Systems, Inc., SS&C Technologies Holdings, Inc. and Diamond Merger Sub, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2018 (File No. 001-34675)

10.1

Second Amendment to Credit Agreement, dated as of March 9, 2018, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., the Company’s other subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders and L/C issuers party thereto (Exhibit A thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 16, 2018 (File No. 001-34675))

10.2	Employment Agreement, dated as of February 8, 2018, among SS&C Technologies Holdings, Inc, SS&C Technologies, Inc. and Joseph J. Frank

10.3	Separation and Release Agreement, dated as of March 8, 2018, among SS&C Technologies Holdings, Inc, SS&C Technologies, Inc. and Paul G. Igoe

10.4	Restricted Stock Unit Award Agreement, dated as of March 9, 2018, among SS&C Technologies Holdings, Inc and Joseph J. Frank

10.5	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Stock Incentive Plan of SS&C Technologies Holdings, Inc.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 10, 2018