Form 10-Q
period 2018-06-30
SS&C Technologies Holdings Inc
filed 2018-08-09
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 239,643,340 shares of the registrant’s common stock outstanding as of August 1, 2018.

SS&C TECHNOLOGIES HOLDINGS, INC.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 10, 2018, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data) (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$785.1	$64.1
Funds receivable and funds held on behalf of clients	769.6	—
Accounts receivable, net of allowance for doubtful accounts of $10.4 and $6.7, respectively	600.0	243.9
Contract asset	6.8	—
Prepaid expenses and other current assets	103.2	38.7
Prepaid income taxes	74.0	12.2
Restricted cash	9.6	0.6
Total current assets	2,348.3	359.5
Investments (Note 5)	483.6	—
Property, plant and equipment:
Land	58.3	2.7
Building and improvements	302.9	59.9
Equipment, furniture, and fixtures	354.5	138.7
	715.7	201.3
Less: accumulated depreciation	(134.0)	(100.4)
Net property, plant and equipment	581.7	100.9
Deferred income taxes	2.1	2.3
Contract asset	30.6	—
Goodwill (Note 6)	6,530.4	3,707.8
Intangible and other assets, net of accumulated amortization of $1,109.7 and $954.0, respectively	3,696.8	1,369.0
Total assets	$13,673.5	$5,539.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$73.3	$37.9
Client funds obligations	770.8	—
Accounts payable	39.1	27.1
Income taxes payable	—	6.0
Accrued employee compensation and benefits	256.4	96.0
Interest payable	1.1	16.4
Other accrued expenses	163.7	55.6
Deferred revenue	234.4	204.6
Total current liabilities	1,538.8	443.6
Long-term debt, net of current portion (Note 4)	6,837.0	2,007.3
Other long-term liabilities	238.0	118.7
Deferred income taxes	856.0	283.5
Total liabilities	9,469.8	2,853.1
Commitments and contingencies (Note 12)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 241.2 million shares and 208.1 million shares issued, respectively, and 239.6 million shares and 206.5 million shares outstanding, respectively	2.4	2.1
Additional paid-in capital	3,561.5	2,018.1
Accumulated other comprehensive loss	(113.1)	(82.7)
Retained earnings	770.9	766.9
	4,221.7	2,704.4
Less: cost of common stock in treasury, 1.6 million shares	(18.0)	(18.0)
Total stockholders’ equity	4,203.7	2,686.4
Total liabilities and stockholders’ equity	$13,673.5	$5,539.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Software-enabled services	$741.6	$272.5	$1,036.4	$549.0
License, maintenance and related	154.2	138.5	281.3	269.7
Total revenues	895.8	411.0	1,317.7	818.7
Cost of revenues:
Software-enabled services	523.0	158.9	690.4	312.9
License, maintenance and related	80.5	64.8	142.6	128.3
Total cost of revenues	603.5	223.7	833.0	441.2
Gross profit	292.3	187.3	484.7	377.5
Operating expenses:
Selling and marketing	54.2	30.2	85.4	60.4
Research and development	89.6	39.1	128.5	77.5
General and administrative	108.1	28.1	140.2	59.9
Transaction expenses	91.1	—	94.5	—
Total operating expenses	343.0	97.4	448.6	197.8
Operating (loss) income	(50.7)	89.9	36.1	179.7
Interest expense, net	(70.2)	(26.3)	(95.6)	(55.3)
Other income (expense), net	0.6	(1.2)	1.1	(1.3)
Equity in earnings of unconsolidated affiliates, net	1.1	—	1.1	—
Loss on extinguishment of debt	(44.4)	—	(44.4)	(2.3)
(Loss) income before income taxes	(163.6)	62.4	(101.7)	120.8
(Benefit) provision for income taxes	(99.9)	11.3	(89.2)	21.5
Net (loss) income	$(63.7)	$51.1	$(12.5)	$99.3

Basic (loss) earnings per share	$(0.27)	$0.25	$(0.06)	$0.49
Diluted (loss) earnings per share	$(0.27)	$0.24	$(0.06)	$0.47

Basic weighted average number of common shares outstanding	236.9	204.6	222.0	204.0
Diluted weighted average number of common and common equivalent shares outstanding	236.9	211.3	222.0	210.5

Cash dividends declared and paid per common share	$0.07	$0.0625	$0.14	$0.1250

Net (loss) income	(63.7)	51.1	(12.5)	99.3
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(35.7)	21.0	(30.4)	31.8
Total comprehensive (loss) income, net of tax	(35.7)	21.0	(30.4)	31.8
Comprehensive (loss) income	$(99.4)	$72.1	$(42.9)	$131.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net (loss) income	$(12.5)	$99.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	196.7	117.2
Equity in earnings of unconsolidated affiliates, net	(1.1)	—
Stock-based compensation expense	57.7	21.3
Amortization and write-offs of loan origination costs and original issue discounts	6.0	5.3
Loss on extinguishment of debt	44.4	2.3
Loss on sale or disposition of property and equipment	0.2	—
Deferred income taxes	(89.8)	(15.0)
Provision for doubtful accounts	1.6	3.2
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	43.0	3.4
Prepaid expenses and other assets	45.5	(1.3)
Contract assets	23.4	—
Accounts payable	(98.2)	14.9
Accrued expenses	(32.7)	(54.5)
Income taxes prepaid and payable	(70.2)	2.6
Deferred revenue	5.7	(3.5)
Net cash provided by operating activities	119.7	195.2
Cash flow from investing activities:
Additions to property and equipment	(22.4)	(19.4)
Proceeds from sale of property and equipment	4.7	—
Cash paid for business acquisitions, net of cash acquired	(4,622.3)	1.8
Additions to capitalized software	(16.5)	(5.6)
Investments in securities	(4.3)	—
Proceeds from sales / maturities of investments	11.7	—
Proceeds from unconsolidated affiliates	0.3	—
Net cash used in investing activities	(4,648.8)	(23.2)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	6,873.7	45.0
Repayments of debt and acquired debt	(2,622.8)	(253.4)
Net increase in client funds obligations	374.8	—
Proceeds from exercise of stock options	55.3	35.9
Withholding taxes paid related to equity award net share settlement	(10.6)	(3.1)
Fees paid for debt extinguishment and refinancing activities	(68.6)	(1.4)
Proceeds from common stock issuance, net	1,399.0	—
Dividends paid on common stock	(31.4)	(25.5)
Net cash provided by (used in) financing activities	5,969.4	(202.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.9)	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	1,438.4	(27.4)
Cash, cash equivalents and restricted cash, beginning of period	64.7	119.7
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,503.1	$92.3

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$785.1	$90.4
Restricted cash	9.6	1.9
Funds receivable and funds held on behalf of clients	708.4	—
	$1,503.1	$92.3
Supplemental disclosure of non-cash activities:
Property and equipment acquired through tenant improvement allowances	$0.7	$10.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “2017 Form 10-K”). In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of its financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2017, which were included in the 2017 Form 10-K. The December 31, 2017 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

In connection with the adoption of Accounting Standards Codification (“ASC”) 606, the Company revised its presentation of revenues to illustrate its two primary sources of revenues: software-enabled services revenues and license, maintenance and other related revenues. The Company believes its prior presentation of recurring and non-recurring revenue streams is no longer useful, as the license portion of revenue from multi-year term license agreements is now recognized up-front and is no longer annually recurring in nature.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC Topic 230, Statement of Cash Flow, and other Topics.  ASU 2016-15 is effective for the Company for its first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of the Company’s adoption of ASU 2016-15 to the Company’s Condensed Consolidated Financial Statements was to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows from financing activities within the Company’s Condensed Consolidated Statement of Cash Flows.  The Company adopted ASU 2016-15 as of January 1, 2018, which resulted in the Company presenting fees paid for debt extinguishment as a financing activity within the Condensed Consolidated Statement of Cash Flows for all periods shown.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair values to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The Company adopted ASU 2016-01, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes the revenue recognition requirements in ASC 605 and 985 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method.  See Note 3 for further details.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.  ASU 2016-02 is effective for the Company for its first quarter of fiscal 2019 and earlier adoption is permitted.  The impact of the Company’s adoption of ASU 2016-02 to the Company’s Condensed Consolidated Financial Statements will be to recognize the majority of the Company’s operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet.  The Company is continuing its assessment, which may identify additional impacts this ASU will have on the Company’s Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

Note 2—Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.  The Company consolidates any entity in which it has a controlling financial interest.  Under the voting interest model, generally the investor that has voting control (usually more than 50% of an entity’s voting interests) consolidates the entity.  Under the variable interest entity (“VIE”) model, the party that has the power to direct the entity’s most significant economic activities and the ability to participate in the entity’s economics consolidates the entity.  An entity is considered a VIE if it possesses one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses; 4) equity holders do not participate fully in an entity’s residual economics; and 5) the entity was established with non-substantive voting interests.  The Company’s investments in private equity funds meet the definition of a VIE; however, the private equity fund investments are not consolidated as the Company does not have the power to direct the entities’ most significant economic activities.

The Company is the lessee in a series of operating leases covering a large portion of the Company’s Kansas City, Missouri-based leased office facilities.  The lessors are generally joint ventures (in which the Company has 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. The Company’s analysis of its real estate joint ventures for all periods presented indicate that none qualified as a VIE and, accordingly, they have not been consolidated.

Unconsolidated investments in entities over which the Company does not have control but has the ability to exercise influence over operating and financial policies, if any, are accounted for under the equity method of accounting.  Earnings and losses from such investments are recorded on a pre-tax basis, if any.

Client funds/obligations

Funds receivable and funds held on behalf of clients

In connection with providing data processing services for its clients, the Company holds client funds on behalf of transfer agency clients and pharmacy processing clients.  End-of-day available client bank balances for full service mutual fund transfer agency clients are invested overnight.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  Funds received from clients for the payment of pharmacy claims incurred by its members are invested in credit quality money market funds and certificates of deposit until the claim payments are presented to the bank.  Client funding receivables represent amounts due to the Company for pharmacy claims paid in advance of receiving client funding and for pharmacy claims processed for which client funding requests have not been made.

Funds held on behalf of clients in the form of cash, cash equivalents and certificates of deposit with a maturity of less than twelve months are included in Funds receivable and funds held on behalf of clients in the Condensed Consolidated Balance Sheet.  Funds held on behalf of clients in the form of certificates of deposit with a maturity of greater than twelve months are classified as Investments in the Condensed Consolidated Balance Sheet.  All funds held on behalf of clients represent assets that are restricted for use.

The Company has included funds held on behalf of clients that meet the definition of restricted cash and restricted cash equivalents in the beginning and end of period balances in the Condensed Consolidated Statements of Cash Flows.  Cash inflows and outflows related to investment of funds held on behalf of clients are reported on a gross basis as “Investments in securities” and “Proceeds from sales / maturities of investments” in the investing section of the Condensed Consolidated Statements of Cash Flows.

Client funds obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company.  In addition, client funds obligations include transfer agency client balances invested overnight.

Investments

The Company holds various investments, including investments in marketable securities, non-marketable securities, and partnership interests in private equity funds, joint ventures and other similar entities.

The equity method of accounting is used for investments in entities, partnerships and similar interests (including investments in private equity funds where the Company is the limited partner and holds a greater than 5% partnership interest in the fund) in which the Company has significant influence but does not control.  Under the equity method, the Company recognizes income or losses from its pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate.

The Company measures equity investments in marketable securities, seed capital investments and other investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value, with changes in the fair value recognized in earnings. The Company uses net asset value as a practical expedient for the fair value of partnership interests in private equity funds that are not accounted for under the equity method of accounting.

Investments in non-marketable equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share are recorded using the measurement alternative in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  These investments are recorded at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.  At each reporting period, the Company assesses if these investments continue to qualify for this measurement alternative.  Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost.

The Company has certain investments in unconsolidated affiliates accounted for under the equity method of accounting in which the Company’s carrying value exceeds the proportionate share of net assets of the unconsolidated affiliate.  The total investment in unconsolidated affiliates, including basis differences, is included in Investments on the Condensed Consolidated Balance Sheet.  The Company records its proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive (Loss) Income.

Derivative and hedging activities

The Company recognizes all derivatives as either assets or liabilities in the Condensed Consolidated Balance Sheet and measures those instruments at fair value and the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive (loss) income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  From time to time, the Company utilizes derivatives to manage foreign currency risks.  The Company does not enter into derivative arrangements for speculative purposes.  At June 30, 2018, the Company had derivative instruments outstanding as described in Note 7, “Hedging Transactions and Derivative Financial Instruments.”  The Company includes cash flows related to derivative instruments qualifying for hedge accounting and economic hedges in the same category as the item being hedged in the Condensed Consolidated Statement of Cash Flows.

Transaction expenses

Transaction expenses are those costs which are directly related to the Company’s acquisition of DST Systems, Inc. (“DST”), as described in Note 11, “Acquisitions.”  Transaction expenses consist primarily of certain costs associated with the amendment and restatement of the Company’s Credit Agreement, as described in Note 4, “Debt”, investment banker advisory fees, legal fees, and third-party valuation and other fees.

Comprehensive (loss) income

The Company’s comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments, which are presented in the Condensed Consolidated Statement of Comprehensive (Loss) Income, net of tax and reclassifications to earnings.

Note 3—Revenues

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

The Company recorded an increase to retained earnings of $65.8 million, or $47.9 million net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the Company’s term license revenues.  The impact to revenues for the three and six months ended June 30, 2018 related to these adjustments was a decrease of $9.6 million and $21.4 million, respectively.

The impact of adoption of ASC 606 on the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income was as follows (in millions):

	For the Three Months Ended June 30, 2018
	As Reported	Without adoption of ASC 606	Effect of Change
Revenues:
License, maintenance and related	$154.2	$147.7	$6.5
Operating expenses:
Selling and marketing	$54.2	$55.4	$(1.2)

	For the Six Months Ended June 30, 2018
	As Reported	Without adoption of ASC 606	Effect of Change
Revenues:
License, maintenance and related	$281.3	$269.8	$11.5
Operating expenses:
Selling and marketing	$85.4	$87.2	$(1.8)

The impact of adoption of ASC 606 on the Company’s Condensed Consolidated Balance Sheet was as follows (in millions):

	As of June 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Assets:
Accounts receivable, net	$600.0	$601.8	$(1.8)
Contract asset (current)	6.8	-	6.8
Prepaid expenses and other current assets	103.2	98.4	4.8
Contract asset (non-current)	30.6	-	30.6

Liabilities:
Deferred revenue	$234.4	$276.6	$(42.2)
Other long-term liabilities	238.0	235.6	2.4

The adoption of ASC 606 had no impact on the Company’s total cash flows from operations.

Revenue Recognition

Software-enabled Services Revenue

The Company primarily offers software-enabled outsourcing services in which the Company utilizes its own software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. The Company also uses its own software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs, while achieving compliance and improving operational efficiencies. The Company’s healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. The Company also offers subscription-based on-demand software applications that are managed and hosted at the Company’s facilities. The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under these arrangements, the client does not have the right to take possession of the software, rather, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems.

Software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

In software-enabled services arrangements, the arrangement is a single performance obligation or a stand-ready performance obligation, which in either case is comprised of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e. distinct days or months of service).  The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage or summarization of account information.  These variable payments relate specifically to the Company’s efforts to perform the services in the period in which the fee applies. This variability is solely attributed to and resolved as a result of the transfer of these services; these fees are independent of the transfer of past or future goods or services.  These fees meet the allocation objective of ASC 606 because they represent the amount of consideration the Company is entitled to for these services.  Revenue is generally recognized over the period the services are provided, which results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

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

Software license performance obligations are functional intellectual property that are distinct as the user can benefit from the software on its own as defined under ASC 606.  Software license revenues are recognized at the point of time when the software license has been delivered.  Term license fees are typically due in annual installments at the beginning of each annual period and the Company records a contract asset for amounts recognized as revenue in excess of amounts billed.

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

In contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of total consideration of the contract. Standalone selling price is determined utilizing observable prices to the extent available.  If the standalone selling price for a performance obligation is not directly observable, the Company estimates it maximizing the use of observable inputs.  For maintenance and support, the Company determines the standalone selling price based on the price at which the Company separately sells a renewal contract and the economic relationship between licenses and maintenance. The Company primarily determines the standalone selling price for sales of licenses using the residual approach. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services.

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

Accounts Receivable, net is primarily comprised of billed and unbilled receivables for which the Company has an unconditional right to consideration, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of June 30, 2018, approximately $30.6 million of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $54.4 million and $131.0 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2018, revenue of approximately $331.6 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $242.2 million is expected to be recognized over the next twelve months.

Revenue Disaggregation

The following table disaggregates the Company’s revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
United States	$646.0	$303.1	$948.7	$600.0
United Kingdom	144.7	28.8	176.7	56.3
Asia-Pacific and Japan	35.4	26.9	64.4	53.3
Europe, excluding United Kingdom	35.0	24.8	62.8	49.8
Canada	22.8	16.4	41.1	37.0
Americas, excluding United States and Canada	11.9	11.0	24.0	22.3
Total	$895.8	$411.0	$1,317.7	$818.7
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table disaggregates the Company’s revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Software-enabled services	$741.6	$272.5	$1,036.4	$549.0
Maintenance and term licenses	123.2	113.6	230.9	224.2
Perpetual licenses	8.4	3.9	12.8	6.6
Professional services	22.6	21.0	37.6	38.9
Total	$895.8	$411.0	$1,317.7	$818.7
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

For the Company’s software-enabled services contracts which are cancelable with 90 days’ notice or meet the allocation objective for series performance obligations under ASC 606, the Company uses the practical expedient applicable to such contracts and has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

The Company records revenue net of any taxes assessed by governmental authorities.

Note 4—Debt

At June 30, 2018 and December 31, 2017, debt consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Senior secured credit facilities, weighted-average interest rate of 4.57% and 3.75%, respectively	$6,962.2	$1,492.2
5.875% senior notes due 2023	—	600.0
Other indebtedness	30.4	—
Unamortized original issue discount and debt issuance costs	(82.3)	(47.0)
	6,910.3	2,045.2
Less current portion of long-term debt	73.3	37.9
Long-term debt	$6,837.0	$2,007.3

Senior Secured Credit Facilities

On April 16, 2018, in connection with its acquisition of DST Systems, Inc. (“DST”), the Company entered into an amended and restated credit agreement with SS&C Technologies, Inc. (“SS&C”), SS&C European Holdings S.A.R.L, an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”) and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C (“SS&C Tech Sarl”) as the borrowers (“Credit Agreement”).

The Credit Agreement includes four tranches of term loans (together the “Term Loans”): (i) a $518.6 million term B-1 facility which matures on July 8, 2022 for SS&C (“Term B-1 Loan”); (ii) a $5.9 million term B-2 facility which matures on July 8, 2022 for SS&C Sarl (“Term B-2 Loan”) (i) a new $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (“Term B-3 Loan”); and (iv) a new $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C Sarl (“Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $241.2 million was available as of June 30, 2018.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $8.8 million was drawn as of June 30, 2018.

The majority of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of DST, repay certain amounts outstanding under the Company’s then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of the Company’s 5.875% Senior Notes due 2023 (“Senior Notes”) and to repay acquired debt associated with DST.

The refinancing of the Prior Credit Agreement was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. The Company accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%. See Loss on extinguishment of debt section below.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. Amounts drawn on the Revolving Credit Facility initially bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%, and is subject to a step-down at any time SS&C’s consolidated net secured leverage ratio is less than 4.75 times, to 2.00% in the case of the LIBOR margin and 1.00% in the case of the base rate margin.  The Term B-1 Loan and Term B-2 Loan bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%. The Term B-3 Loan and Term B-4 Loan initially bear interest at either LIBOR plus 2.50% or at the base rate plus 1.50%, and are subject to a step-down at any time SS&C’s consolidated net secured leverage ratio is less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin.

SS&C and SS&C Sarl are required to make scheduled quarterly payments of approximately 0.25% of the remaining principal amount of the Term B-1 Loan and Term B-2 Loan, respectively, with the balance due and payable on July 8, 2022.  SS&C and SS&C Sarl are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term B-3 Loan and Term B-4 Loan, respectively, beginning on September 30, 2018, with the balance due and payable on April 16, 2025. No amortization is required under the Revolving Credit Facility.

SS&C’s and SS&C Sarl’s obligations under the Term Loans are guaranteed by (i) the Company, SS&C and each of its existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-1 Loan, B-3 Loan and the Revolving Credit Facility and (ii) the Company, SS&C and each of its existing and future wholly-owned restricted subsidiaries, in the case of the Term B-2 Loan and the Term B-4 Loan.

The obligations of the U.S. loan parties under the Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the Credit Agreement are secured by substantially all of the Company’s and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the Company’s wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of its subsidiaries, pay dividends on its capital stock or redeem, repurchase or retire its capital stock, alter the business the Company conducts, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with its affiliates.  The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the Credit Agreement contains a financial covenant for the benefit of the Revolving Credit Facility requiring the Company to maintain a minimum consolidated net secured leverage ratio. In addition, under the Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Credit Agreement, in which case the lenders could elect to accelerate payments under the Credit Agreement and terminate any commitments they have to provide future borrowings.

Senior Notes

On April 16, 2018, the Company redeemed all of the outstanding principal amount of its Senior Notes utilizing a portion of the proceeds from the Term Loans described above.  The redemption of the Senior Notes required the payment of a “make whole” premium calculated pursuant to the indenture governing the Senior Notes.  See Loss on extinguishment of debt section below.  In addition, on May 1, 2018, the Company redeemed senior notes of DST which were acquired as a part of the acquisition of DST utilizing a portion of the proceeds from the Term Loans described above.  The redemption of DST’s senior notes totaled $600.4 million, which included a “make whole” premium.

Other indebtedness

In connection with the acquisition of DST, the Company assumed a mortgage with a principal amount of £21.0 million, which matures in October 2020 (“U.K. Mortgage”) and a $4.1 million mortgage on property in the U.S. The outstanding amount under the U.K. Mortgage was $26.4 million at June 30, 2018 with a fixed interest rate of 3.1%.  Principal payments of £1.0 million are payable semi-annually in April and October of each year and accrued interest payable quarterly, with the outstanding balance due at maturity.

Debt issuance costs

In connection with the Credit Agreement, the Company capitalized an aggregate of $37.5 million in financing costs during the three months ended June 30, 2018.  Other costs incurred by the Company in connection with the Credit Agreement, which did not meet the criteria for capitalization, are included in Transaction expenses in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

Loss on extinguishment of debt

The Company recorded a $44.4 million loss on extinguishment of debt in connection with the entry into the Credit Agreement and redemption of the Senior Notes.  The loss on early extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount related to the Prior Credit Agreement for amounts accounted for as a debt extinguishment, a make-whole premium paid in connection with the redemption of the Senior Notes and the write-off of all unamortized capitalized financing fees and unamortized original issue discount related to the Senior Notes.

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$6,962.2	$6,960.0	$1,492.2	$1,500.8
5.875% senior notes due 2023	—	—	600.0	631.3
Other indebtedness	30.4	30.7	—	—

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 5—Investments

Investments are as follows (in millions):

June 30, 2018
Investments in unconsolidated affiliates	$262.5
Partnership interests in private equity funds	119.6
Marketable equity securities	46.1
Non-marketable equity securities	44.0
Seed capital investments	10.1
Other investments	1.3
Total investments	$483.6

The Company had $483.6 million of investments as of June 30, 2018 as compared to no investments as of December 31, 2017.  The increase in investments was the result of acquiring the net assets of DST in the second quarter of 2018.  There were no material unrealized gains or losses as of June 30, 2018.

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value	Excess carrying value of investment over proportionate share of net assets
	Ownership Percentage	June 30, 2018	June 30, 2018
International Financial Data Services L.P.	50%	$95.0	$50.0
Pershing Road Development Company, LLC	50%	79.4	79.1
Broadway Square Partners, LLP	50%	72.8	39.6
Other unconsolidated affiliates		15.3	0.3
Total		$262.5	$169.0

Investments in unconsolidated affiliates are accounted for under the equity method of accounting.  As of June 30, 2018, investments in unconsolidated affiliates were $262.5 million, which includes fair value adjustments that exceed the Company’s proportionate share of the unconsolidated affiliates’ net assets by $169.0 million.  The total investment in unconsolidated affiliates, including basis differences, is included in Investments on the Condensed Consolidated Balance Sheet.  The Company records its proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive (Loss) Income.

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2018	2018
International Financial Data Services L.P.	$1.1	$1.1
Pershing Road Development Company, LLC	(0.5)	(0.5)
Broadway Square Partners, LLP	0.1	0.1
Other unconsolidated affiliates	0.4	0.4
Total	$1.1	$1.1

International Financial Data Services L.P. (“IFDS L.P.”) is a 50% owned joint venture with State Street Corporation with operations in Canada, Ireland and Luxembourg.  The difference between the amount at which the investment in IFDS L.P. is carried and the amount of underlying equity in net assets is approximately $50.0 million at June 30, 2018.  The difference will be amortized as a component of equity in earnings of unconsolidated affiliates over 15 years.

Pershing Road Development Company, LLC (“PRDC LLC”) is a 50% owned special-purpose entity formed to develop and lease office space to the U.S. government.  The difference between the amount at which the investment in PRDC LLC is carried and the amount of underlying equity in net assets is $79.1 million at June 30, 2018.  The difference will be amortized as a component of equity in earnings of unconsolidated affiliates over approximately 28 years.

Broadway Square Partners, LLP (“Broadway Square Partners”) is a 50% owned real estate joint venture. The difference between the amount at which the investment in Broadway Square Partners is carried and the amount of underlying equity in net assets is $39.6 million at June 30, 2018.  The difference will be amortized as a component of equity in earnings of unconsolidated affiliates over approximately 40 years.

Fair Value Measurement

Authoritative accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2018, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds, marketable equity securities and seed capital investments where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which the Company elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below. The Company has foreign currency derivative instruments that are required to be reported at fair value.  Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Accordingly, the derivative instruments have been classified as Level 2 in the tables below.

The following table present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$538.1	$538.1	$—	$—
Marketable equity securities (2)	46.1	46.1	—	—
Seed capital investments (2)	10.1	10.1	—	—
Deferred compensation liabilities (3)	(32.1)	(32.1)	—	—
Derivative instruments (4)	(1.3)	—	(1.3)	—
Total	$560.9	$562.2	$(1.3)	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.
(4)	Included in Other accrued expenses on the Condensed Consolidated Balance Sheet.

The Company has not become aware of any information indicative of fair value impairments or adjustments to the carrying value of its non-marketable equity securities as of June 30, 2018.

The Company has partnership interests in various private equity funds that are not included in the table above.  The Company’s investments in private equity funds were $119.6 million at June 30, 2018, of which $112.0 million were measured using net asset value as a practical expedient for fair value and $7.6 million were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors. One of the Company’s investments in private equity funds as of June 30, 2018, representing 77% of the value of the private equity fund investments, was concentrated in one fund which is primarily invested in the energy sector. The Company has no management rights associated with its partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  This fund has a termination date in 2019 with an optional two year extension at the discretion of the general partner.  The Company expects to receive distributions from this fund upon liquidation of the underlying investments over the next several years.  The Company has no unfunded commitments related to this fund.  Future capital commitments related to the Company’s other private equity fund investments were approximately $2.0 million as of June 30, 2018.

Generally, the Company’s investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  Even when transfer restrictions do not apply, there is generally no public market for the securities.  Therefore, the Company may not be able to sell the securities at a time when it desires to do so. The Company may not always be able to sell those investments at the same or higher prices than it paid for them.  As of June 30, 2018, the Company did not have plans to sell any of these investments.  The maximum risk of loss related to the Company’s private equity fund investments is limited to the carrying value of its investments in the entities plus any future capital commitments which include future commitments that the Company believes are unlikely to be called by the general partner.

Note 6—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2018 is as follows (in millions):

Balance at December 31, 2017	$3,707.8
2018 acquisitions	2,797.5
Adjustments to prior acquisitions	0.2
Effect of foreign currency translation	24.9
Balance at June 30, 2018	$6,530.4

Note 7—Hedging Transactions and Derivatives Instruments

The Company is directly and indirectly affected by changes in certain market conditions.  When determined appropriate, the Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks.  The primary market risks managed by the Company through the use of derivative instruments is foreign currency exchange rate risk.  The Company may use various types of derivative instruments including, but not limited to, forward contracts, option contracts and swaps.  The Company does not enter into derivative arrangements for speculative purposes.

The Company determines the fair values of its derivatives based on quoted market prices that are directly or indirectly observable as further described within Note 5, “Investments.”

The Company currently uses certain derivatives as economic hedges of foreign currency exposure.  Although these derivatives are not designated for hedge accounting, they are effective economic hedges.  The changes in fair values of economic hedges are immediately recognized into earnings.

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain intercompany loans and other payables denominated in nonfunctional currencies, primarily the British pound and Australian dollar, and to minimize the variability in cash flows of forecasted transactions caused by fluctuations in foreign currency exchange rates, primarily the Indian rupee and Thailand baht.  The foreign currency economic hedging program consists of rolling, monthly forward foreign currency contracts which generally settle on the last day of each month and forward foreign currency contracts for periods of time up to one year.  All changes in fair value of the economic hedges were recorded in Other income (expense), net, during the three months ended June 30, 2018 and resulted in expense of $0.4 million.  The total notional values of derivatives related to its foreign currency economic hedges were $86.2 million as of June 30, 2018.

Note 8—Earnings per Share

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

The following table sets forth the computation of basic and diluted EPS (in mllions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(63.7)	$51.1	$(12.5)	$99.3

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	236.9	204.6	222.0	204.0
Weighted average common stock equivalents — options and restricted shares	—	6.7	—	6.5
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	236.9	211.3	222.0	210.5

(Loss) earnings per share - Basic	$(0.27)	$0.25	$(0.06)	$0.49
(Loss) earnings per share - Diluted	$(0.27)	$0.24	$(0.06)	$0.47

No dilutive securities have been included in the diluted EPS calculation for the three and six months ended June 30, 2018 due to the Company’s reported net loss for the quarter and year-to-date period.  Weighted average stock options and SARs representing 11.2 and 11.9 million shares were outstanding for the three and six months ended June 30, 2017, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Dividends. In 2018, the Company paid a quarterly cash dividend of $0.07 per share of common stock on March 15, 2018 and June 15, 2018 to stockholders of record as of the close of business on March 1, 2018 and June 1, 2018, respectively, totaling $31.4 million in the aggregate.  In 2017, the Company paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 to stockholders of record as of the close of business on March 1, 2017 and June 1, 2017, respectively, totaling $25.5 million in the aggregate.

Note 9—Equity and Stock Compensation

Public offering. In April 2018, the Company completed a public offering of its common stock. The offering included 30,262,250 newly issued shares of common stock sold by the Company (including 3,947,250 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares) at an offering price to the public of $47.50 per share for which the Company received total net proceeds of approximately $1.4 billion.

Other comprehensive (loss) income.  Accumulated other comprehensive (loss) income balances, net of tax consist of the following (in millions):

	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(82.7)	$(82.7)
Net current period other comprehensive (loss)	(30.4)	(30.4)
Balance, June 30, 2018	$(113.1)	$(113.1)

Adjustments to accumulated other comprehensive (loss) income attributable to the Company are as follows (in millions):

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Pretax	Tax Effect	Pretax	Tax Effect
Cumulative translation adjustments
Current period translation adjustments	$(36.0)	$0.3	$(30.7)	$0.3
Net cumulative translation adjustments	(36.0)	0.3	(30.7)	0.3
Total other comprehensive income (loss)	$(36.0)	$0.3	$(30.7)	$0.3

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for three and six months ended June 30, 2018 and 2017 was as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Comprehensive (Loss) Income Classification	2018	2017	2018	2017
Cost of software-enabled services	$17.9	$2.9	$21.4	$5.6
Cost of license, maintenance and other related	1.2	1.1	2.3	2.2
Total cost of revenues	19.1	4.0	23.7	7.8
Selling and marketing	4.1	2.5	6.8	5.2
Research and development	2.6	1.7	4.7	3.7
General and administrative	19.2	2.2	22.5	4.6
Total operating expenses	25.9	6.4	34.0	13.5
Total stock-based compensation expense	$45.0	$10.4	$57.7	$21.3

In connection with the acquisition of DST, the Company converted DST’s unvested stock options, unvested RSUs and unvested PSUs into SS&C equity awards and rights to receive SS&C common stock.  During the three months ended June 30, 2018, the Company recognized stock-based compensation expense of $33.3 million related to these assumed awards, of which $28.1 million related to one-time charges for the accelerated vesting of certain awards.

The following table summarizes stock option and SAR activity as of and for the six months ended June 30, 2018 (shares in millions):

Shares
Outstanding at December 31, 2017	31.3
Granted	0.6
Equity awards assumed from DST	0.7
Cancelled/forfeited	(0.6)
Exercised	(2.7)
Outstanding at June 30, 2018	29.3

The following table summarizes RSU activity as of and for the six months ended June 30, 2018 (shares in millions):

Shares
Outstanding at December 31, 2017	0.2
Granted	-
Equity awards assumed from DST	2.0
Cancelled/forfeited	-
Vested	(0.5)
Outstanding at June 30, 2018	1.7

Note 10—Income Taxes

The effective tax rate was (61.1)% and 18.1% for the three months ended June 30, 2018 and 2017, respectively and (87.7)% and 17.8% for the six months ended June 30, 2018 and 2017, respectively. The change in the effective tax rate for the three months ended June 30, 2018 and six months ended June 30, 2018 was primarily due to the acquisition of DST and the relative proportionate impact of permanent book to tax differences on reduced pre-tax book income in 2018.  Furthermore, the income tax benefit recorded year-to-date in 2018 was increased by $17.2 million for the remeasurement of existing state deferred tax liabilities as a result of the DST acquisition and was increased by $14.1 million related to stock award windfalls.  The effective tax rate in 2018 includes the impact of a tax on Global Intangible Low-Taxed Income (“GILTI”) and the reduction in the domestic statutory tax rate from 35% to 21%, both of which became effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017 (“Tax Act”) enacted into law in the U.S. on December 22, 2017.  In December 2017, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on how to implement the accounting required as a result of the Tax Act. Due to the complexity of the Tax Act, SAB 118 allowed companies to record provisional amounts, or reasonable estimates of the tax effects of the Act during a measurement period not to exceed one year beyond the enactment date.  Accordingly, the Company provided provisional amounts for the period ending

December 31, 2017 relating to the deemed repatriation provisions, revaluation of deferred taxes, other international provisions and the related state tax impacts.  The Company has not yet completed its accounting related to these items and the Company did not record any significant adjustments related to our provisional amounts during the period ending June 30, 2018.  The Company will continue to analyze the provisional amounts in conjunction with guidance issued by the Department of Treasury in order to complete our accounting during the measurement period.

Included in the allocation of the purchase price for the acquisition of DST, the Company recorded i) a net deferred tax liability of $649.5 million related primarily to acquired intangible assets for which amortization will not be deductible for tax purposes and ii) unrecognized tax benefits of $72.3 million.  The Company’s unrecognized tax benefits relate primarily to state tax positions and are recorded in Other long term liabilities within the Condensed Consolidated Balance Sheets.

Note 11—Acquisitions

DST Systems Inc.

On April 16, 2018, the Company purchased all of the outstanding stock of DST Systems, Inc. (“DST”) for approximately $5.1 billion in cash, plus the costs of effecting the transaction. In connection with this acquisition, the Company entered into the Credit Agreement pursuant to which the Company’s subsidiaries SS&C and SS&C Sarl borrowed an aggregate of approximately $7.4 billion (approximately $524.5 million of which was rolled over from the Company’s existing credit facility). DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.

The net assets and results of operations of DST have been included in the Company’s Consolidated Financial Statements from April 16, 2018.  The fair value of the intangible assets, consisting of customer relationships, completed technologies, trade names and a non-compete agreement, was determined using the income approach. Specifically, the relief from-royalty method was utilized for the completed technology and trade name, the excess earnings method was utilized for the customer relationships and the lost profits method was utilized for the non-compete agreement. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately twelve years, customer relationships are amortized over approximately fourteen years, the trade name is amortized over approximately twelve years and the non-compete agreement is amortized over approximately two years, in each case the estimated lives of the assets. The fair value of the fixed assets was determined using a combination of income, market and cost approaches, dependent on the type of fixed asset which was valued.  The fair value of investments was determined based on the nature of the underlying investment. The fair value of investments in marketable equity securities and seed capital investments were determined using quoted prices in active markets for identical assets.  The fair value of investment in partnerships interests in private equity funds was primarily determined using the net asset value of the fund.  The fair value of investments in non-marketable equity securities was determined on recent observable transactions of similar equity securities of the investee. The fair value of the investments in unconsolidated affiliates was determined using a combination of income and market approach.  The remainder of the purchase price was allocated to goodwill and is not tax deductible.

CACEIS North America

On June 1, 2018, the Company purchased all of the outstanding stock of CACEIS North America (“CACEIS”) for approximately $20.0 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. CACEIS provides fund administration services and support for complex investment strategies.

The net assets and results of operations of CACEIS have been included in the Company’s Consolidated Financial Statements from June 1, 2018.  The fair value of the intangible assets, consisting of customer relationships, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships are amortized over approximately sixteen years, which is the estimated life of the asset. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The following summarizes the preliminary allocation of the purchase price for the acquisitions of DST and CACEIS (in millions):

	CACEIS	DST
Accounts receivable	$1.5	$402.2
Fixed assets	0.4	509.3
Other assets	0.3	395.7
Investments	—	490.9
Acquired client relationships and contracts	9.8	1,574.0
Completed technology	—	563.4
Trade names	—	138.0
Non-compete agreements	—	43.0
Goodwill	10.3	2,787.2
Current portion of long-term debt	—	(605.8)
Accounts payable	—	(109.9)
Accrued employee compensation and benefits	(0.3)	(176.7)
Deferred revenue	(0.1)	(30.1)
Deferred income taxes	(2.6)	(649.5)
Long-term debt	—	(29.0)
Client funds obligations	—	(376.2)
Other liabilities assumed	(0.3)	(275.3)
Consideration paid, net of cash acquired	$19.0	$4,651.2

The consideration paid, net of cash acquired for DST above includes $48.1 million of non-cash consideration related to the fair value of unvested acquired equity awards with a pre-acquisition service period. This amount is excluded from “Cash paid for business acquisitions, net of cash acquired” for the six months ended June 30, 2018 on the Company’s Condensed Consolidated Statement of Cash Flows. Cash acquired for DST includes $333.9 million of restricted cash and cash equivalents classified as funds held on behalf of clients.

During the quarter ended June 30, 2018, the Company recorded severance expense of approximately $54.3 million related to a reduction in headcount in connection with the integration efforts associated with the acquisition of DST.  The majority of the positions eliminated in the reduction in force were effective in June 2018 and the reduction is expected to be complete by December 2018.  Severance expense of $34.1 million was recorded to cost of software-enable services, $2.3 million was recorded to selling and marketing, $10.0 million to research and development and $7.9 million to general and administrative.

The fair value of acquired accounts receivable balances for CACEIS and DST approximates the contractual amounts due from acquired customers, except for approximately $6.1 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by CACEIS and DST.

The Company reported revenues of $0.8 million and $471.9 million from CACEIS and DST, respectively, from their respective acquisition dates through June 30, 2018.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of CACEIS and DST occurred on January 1, 2017 and the acquisitions of CommonWealth Fund Services Ltd. and Modestspark occurred on January 1, 2016. This unaudited pro forma information (in millions, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$996.7	$1,074.8	$1,998.6	$1,894.2
Net income	$52.0	$64.4	$97.3	$70.3

Basic EPS	$0.22	$0.31	$0.44	$0.34
Diluted EPS	$0.21	$0.30	$0.42	$0.33

Basic weighted average number of common shares outstanding	236.9	204.6	222.0	204.0
Diluted weighted average number of common and common equivalent shares outstanding	248.2	211.3	232.9	210.5

Note 12—Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims. In the opinion of the Company's management, the Company is not involved in any litigation or proceedings that would have a material adverse effect on the Company or its business.

Legal Proceedings

A putative class action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act.  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc, et al., naming as defendants the DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors. The Company intends to defend this case vigorously, and, because it is still in its preliminary stages, has not yet determined what effect this lawsuit will have, if any, on its financial position or results of operations.

In connection with an investigation of the Plan and the activities of its fiduciaries, the U.S. Department of Labor through its Employee Benefits Security Administration issued a letter dated February 23, 2018 stating that, based on facts gathered, it appeared that certain fiduciaries of the Plan may have breached their fiduciary obligations and violated certain provisions of the Employee Retirement Income Security Act in connection with the administration of the Plan. The letter stated that if the fiduciaries fail to take corrective action, the matter may be referred to the Office of the Solicitor of Labor for possible legal action. The letter further stated that if the fiduciaries take proper corrective action based on a settlement agreement with the Department of Labor, it will not bring a lawsuit with regard to these issues, and close its investigation without further action. The Company has not yet determined what effect this letter will have, if any, on its financial position or results of operations.

Note 13—Subsequent Events

Pending acquisition

On July 31, 2018, the Company announced that it had entered into a definitive agreement wherein the Company will acquire Eze Software (“Eze”) from TPG Capital. Under the terms of the agreement, the Company will purchase Eze in an all-cash transaction of $1.45 billion. The transaction is expected to close by the fourth quarter of 2018 and is subject to clearances by the relevant regulatory authorities and other customary closing conditions.  The Company plans to fund the acquisition with a combination of cash on hand and term loan debt. Eze provides investment management solutions designed to optimize operational and investment alpha running throughout the entire investment process.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2017 Form 10-K our 2018 Form 10-Q for the quarter ended March 31, 2018 and the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

The following are new critical accounting policies due to the acquisition of DST during the three months ended June 30, 2018 and shall be added to the items that we previously disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2017.

Investments

We hold various investments, including investments in marketable securities, non-marketable securities, and partnership interests in private equity funds, joint ventures and other similar entities.

The equity method of accounting is used for investments in entities, partnerships and similar interests (including investments in private equity funds where we are the limited partner and hold a greater than 5% partnership interest in the fund) in which we have significant influence but do not control.  Under the equity method, we recognize income or losses from our pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate.  In certain cases, pro-rata losses are recognized only to the extent of its investment in and advances to the unconsolidated affiliate.

We measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value, with changes in the fair value recognized in earnings.  We use net asset value as a practical expedient for the fair value of partnership interests in private equity funds that are not accounted for under the equity method of accounting.

Investments in non-marketable equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share are recorded using the measurement alternative in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  These investments are recorded at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.  At each reporting period, we assess if these investments continue to qualify for this measurement alternative.  Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost.

We have certain investments in unconsolidated affiliates accounted for under the equity method of accounting in which our carrying value exceeds the proportionate share of net assets of the unconsolidated affiliate.  The total investment in unconsolidated affiliates, including basis differences, is included in Investments on the Condensed Consolidated Balance Sheet.  We record its proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive (Loss) Income.

Acquisition of DST Systems, Inc.

On April 16, 2018, we purchased all of the outstanding stock of DST Systems, Inc. (“DST”) for approximately $5.1 billion in cash, plus the costs of effecting the transaction. In connection with this acquisition, we entered into an amended and restated credit agreement (“Credit Agreement”) pursuant to which we borrowed an aggregate of approximately $7.4 billion (approximately $524.5 million of which was rolled over from our existing credit facility).  A portion of these proceeds was used to repay our Senior Notes and the remaining amounts outstanding under our then-existing credit facility.  In addition, the Credit Agreement includes a revolving credit facility of $250.0 million, of which $241.2 million was available as of June 30, 2018.  DST is a global provider of specialized technology, strategic advisory and business operations outsourcing to the financial services and healthcare industries.  The net assets and results of operations of DST are included in our Condensed Consolidated Financial Statements from April 16, 2018.  The relevant business combination disclosures have been included in our Condensed Consolidated Financial Statements.

Pending Acquisition of Eze Software

On July 31, 2018, we announced that we had entered into a definitive agreement to acquire Eze Software (“Eze”) from TPG Capital.  Under the terms of the agreement, we will purchase Eze in an all-cash transaction of $1.45 billion.  The transaction is expected to close by the fourth quarter of 2018 and is subject to clearances by the relevant regulatory authorities and other customary closing conditions.  We plan to fund the acquisition with a combination of cash on hand and term loan debt.  Eze provides investment management solutions designed to optimize operational and investment alpha running throughout the entire investment process.

Results of Operations

We derive our revenue from two sources: software-enabled services revenues and license, maintenance and related revenues. See Note 1 to our Condensed Consolidated Financial Statements for discussion of the change in revenue presentation compared to prior periods.  As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Software-enable services revenues also fluctuates as a result of reimbursements received for “out-of-pocket” expenses, such as postage and telecommunications charges, which are recorded as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, there is minimal impact on gross margin, operating (loss) income and net (loss) income, however the reimbursements billed and expenses incurred can lead to fluctuations in revenue and cost of revenue each period.  License, maintenance and related revenues consist primarily of term and perpetual license fees, maintenance fees and professional services.  Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and professional services revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Software-enabled services	82.8%	66.3%	78.7%	67.1%
License, maintenance and related	17.2%	33.7%	21.3%	32.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2018	2017		2018	2017
Revenues:
Software-enabled services	$741.6	$272.5	172.1%	$1,036.4	$549.0	88.8%
License, maintenance and related	154.2	138.5	11.3%	281.3	269.7	4.3%
Total revenues	$895.8	$411.0	118.0%	$1,317.7	$818.7	61.0%

Three Months Ended June 30, 2018 and 2017. Our revenues increased $484.8 million, or 118.0%, primarily due to our acquisitions, which included CommonWealth Fund Services Ltd. (“CommonWealth”) in the fourth quarter of 2017 and DST and CACEIS North America (“CACEIS”) in the second quarter of 2018 which, combined, contributed $474.6 million in revenues. Additionally, revenues increased due to increased demand for our software-enabled services.  The increase in revenues was also due to the favorable impact from foreign currency translation that added $1.9 million.  Software-enabled services revenues increased $469.1 million, or 172.1%, primarily due to the acquisitions, which added revenues of $454.6 million, as well as from a continued increase in demand for our fund administration services and services for advisory and wealth managers.  The favorable impact from foreign currency translation was $1.1 million.  License, maintenance and related revenues increased $15.7 million, or 11.3%, primarily due to the acquisitions, which added revenues of $20.0 million.

Six Months Ended June 30, 2018 and 2017.  Our revenues increased $499.0 million, or 61.0%, primarily due to our acquisitions, which contributed $476.4 million in revenues.  Additionally, revenues increased due to increased demand for our software-enabled services.  The increase in revenues was also due to the favorable impact from foreign currency translation that added $5.2 million. Software-enabled services revenues increased $487.4 million, or 88.8%, primarily due to the acquisitions, which added revenues of $456.4 million, as well as from a continued increase in demand for our fund administration services and services for advisory and wealth managers.  The favorable impact from foreign currency translation was $2.9 million.  License, maintenance and related revenues increased $11.6 million, or 4.3%, primarily due to the acquisitions, which added revenues of $20.0 million, partially offset by lower demand for professional services.  The favorable impact from foreign currency translation was $2.3 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues:
Cost of software-enabled services	70.5%	58.3%	66.6%	57.0%
Cost of license, maintenance and related	52.2%	46.8%	50.7%	47.6%
Total cost of revenues	67.4%	54.4%	63.2%	53.9%
Gross margin percentage	32.6%	45.6%	36.8%	46.1%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2018	2017		2018	2017
Cost of revenues:
Cost of software-enabled services	$523.0	$158.9	229.1%	$690.4	$312.9	120.6%
Cost of license, maintenance and related	80.5	64.8	24.2%	142.6	128.3	11.1%
Total cost of revenues	$603.5	$223.7	169.8%	$833.0	$441.2	88.8%

Three Months Ended June 30, 2018 and 2017. Our total cost of revenues increased $379.8 million, or 169.8%, primarily due to our acquisitions, which contributed $376.9 million. Included in these costs are charges of $34.1 million in 2018 related to the elimination of redundant positions with the acquired businesses.  The unfavorable impact from foreign currency translation added $1.5 million in costs.  Costs of software-enabled services revenues increased $364.1 million, or 229.1%, primarily due to our acquisitions, which added $359.1 million, as well as increased personnel-related costs, stock-based compensation, rent and occupancy costs incurred to support the growth in software-enabled services revenues.  The unfavorable impact from foreign currency translation added $1.1 million in costs.  Costs of license, maintenance and related revenues increased $15.7 million, or 24.2%, primarily due to our acquisitions, which added $17.8 million, partially offset by decreases in personnel-related costs.  The unfavorable impact from foreign currency translation added $0.4 million in costs.

Six Months Ended June 30, 2018 and 2017.  Our total cost of revenues increased $391.9 million, or 88.8%, primarily due to our acquisitions, which contributed $378.1 million to the increase.  Included in these costs are charges of $34.1 million in 2018 related to the elimination of redundant positions within the acquired businesses.  The unfavorable impact from foreign currency translation added $5.1 million in costs.  Costs of software-enabled services revenues increased $377.5 million, or 120.6%, primarily due to our acquisitions, which added $360.3 million, as well as increased personnel-related costs, stock-based compensation, rent and occupancy costs incurred to support the growth in software–enabled services revenues.  The unfavorable impact from foreign currency translation added $3.9 million in costs.  Costs of license, maintenance and related revenues increased $14.3 million, or 11.1%, primarily due to our acquisitions, which added $17.8 million, partially offset by decreases in personnel-related costs and independent contractors. The unfavorable impact from foreign currency translation added $1.2 million in costs.

Operating Expenses

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services.  Transaction expenses are those costs which are directly related to our acquisition of DST.  Transaction expenses consist primarily of certain costs associated with the amendment and restatement of our Credit Agreement, investment banker advisory fees, legal fees and other fees related to our acquisition of DST.

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Selling and marketing	6.0%	7.4%	6.4%	7.4%
Research and development	10.0%	9.5%	9.8%	9.5%
General and administrative	12.1%	6.8%	10.6%	7.3%
Transaction expenses	10.2%	0.0%	7.2%	0.0%
Total operating expenses	38.3%	23.7%	34.0%	24.2%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2018	2017		2018	2017
Operating expenses:
Selling and marketing	$54.2	$30.2	79.5%	$85.4	$60.4	41.4%
Research and development	89.6	39.1	129.2%	128.5	77.5	65.8%
General and administrative	108.1	28.1	284.7%	140.2	59.9	134.1%
Transaction expenses	91.1	—	100.0%	94.5	—	100.0%
Total operating expenses	$343.0	$97.4	252.2%	$448.6	$197.8	126.8%

Three and Six Months Ended June 30, 2018 and 2017. The increase in total operating expenses in 2018 was primarily due to our acquisitions, which added expenses of $234.8 million and $235.1 million for the three and six months ended June 30, 2018, respectively.  Included in these costs are charges of $20.2 million in 2018 related to the elimination of redundant positions within the acquired businesses. The unfavorable impact from foreign currency translation added $0.8 million and $2.6 million for the three and six month periods, respectively.  Total operating expenses in both periods also increased due to higher legal-related expenses, higher personnel-related costs and higher stock-based compensation, partially offset by a decrease in bad debt expense.

Transaction Expenses

Three and Six Months Ended June 30, 2018 and 2017.  Transaction expenses of $91.1 million and $94.5 million for the three and six months ended June 30, 2018, respectively, consist of certain costs associated with our Credit Agreement, investment banker advisory fees, legal and other professional fees associated with the acquisition of DST as discussed in the Notes to our Condensed Consolidated Financial Statements and in “Liquidity and Capital Resources”.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $70.2 million and $95.6 million for the three and six months ended June 30, 2018, respectively, compared to $26.3 million and $55.3 million for the three and six months ended June 30, 2017, respectively.  The increase in interest expense, net for the three- and six month periods reflects incremental borrowings in connection with our acquisition of DST and, to a lesser extent, higher average interest rates.  These increases were partially offset by the impact of repayments of the Prior Credit Agreement. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. We had other income, net of $0.6 million and $1.1 million for the three and six months ended June, 30, 2018, respectively.  We had other expense, net of $1.2 million and $1.3 million for the three and six months ended June 30, 2017, respectively.  Other income (expense), net consists primarily of foreign currency transaction losses in all periods as well as net investment gains and dividend income on our investments.

Equity in earnings of unconsolidated affiliates, net.  We had equity in earnings of unconsolidated affiliates, net of $1.1 million for the three and six months ended June 30, 2018, respectively.  This is primarily related to our joint venture International Financial Data Services L.P. (“IFDS L.P.”) and represents our proportionate share of IFDS L.P.’s net income, offset by amortization of basis differences.

Loss on extinguishment of debt. We recorded a $44.4 million loss on extinguishment of debt in the three and six months ended June 30, 2018 in connection with the amendment and restatement of our credit agreement.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and unamortized original issue discount related to the Prior Credit Agreement and Senior Notes for amounts accounted for as a debt extinguishment and a make-whole premium paid in connection with the redemption of the Senior Notes.  We recorded a $2.3 million loss on extinguishment of debt in the six months ended June 30, 2017 in connection with the amendment of our Prior Credit Agreement. These facilities are discussed further in “Liquidity and Capital Resources”.

(Benefit) provision for income taxes. The following table sets forth the (benefit) provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Benefit) provision for income taxes	$(99.9)	$11.3	$(89.2)	$21.5
Effective tax rate	(61.1)%	18.1%	(87.7)%	17.8%

Our June 30, 2018 effective tax rate differs from the statutory rate of 21.0% primarily due to the acquisition of DST. Our June 30, 2017 effective tax rate differs from the statutory rate of 35.0% primarily due to the effect of our foreign operations. The effective tax rates for the three months ended June 30, 2018 and six months ended June 30, 2018 decreased compared to the equivalent prior year periods due to the acquisition of DST and the relative proportionate impact of permanent book to tax differences on reduced pre-tax book income in 2018. The income tax benefit recorded on the pre-tax loss for the three and six months ended June 30, 2018 was increased by a deferred tax benefit for the remeasurement of existing state deferred tax liabilities as a result of the DST acquisition and windfall tax benefits from stock awards.  Our effective tax rate benefited in prior years from the effect of operations outside the United States, which prior to 2018, were taxed at rates significantly lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada, India and the United Kingdom, where we anticipate the statutory rates to be 26.5%, 30.5% and 19.0%, respectively, in 2018. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC Staff in December 2017, we recorded provisional estimates regarding certain provisions of the Tax Act in the period ending December 31, 2017, including the mandatory deemed repatriation provisions, revaluation of deferred taxes and related state tax impacts. We did not make any significant adjustments to these estimates for the quarter ended June 30, 2018. We will continue to analyze all necessary information and guidance in order to complete our accounting related to the Tax Act within the measurement period, which is not to exceed one year beyond the date of enactment.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations, and cash available under our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

In April 2018, we purchased all of the outstanding stock of DST for approximately $5.1 billion in cash, plus the costs of effecting the transaction.  We funded the acquisition and refinancing of existing debt with $7.4 billion of debt financing (of which approximately $524.5 million was rolled over from our Prior Credit Agreement) and a portion of the net proceeds from the issuance and sale of approximately $1.4 billion of our common stock.

In 2018, we paid a quarterly cash dividend of $0.07 per share of common stock on March 15, 2018 and June 15, 2018 to stockholders of record as of the close of business on March 1, 2018 and June 1, 2018, respectively, totaling $31.4 million in the aggregate.  In 2017, we paid a quarterly cash dividend of $0.0625 per share of common stock on March 15, 2017 and June 15, 2017 to stockholders of record as of the close of business on March 1, 2017 and June 1, 2017, respectively, totaling $25.5 million in the aggregate.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, were $1,503.1 million at June 30, 2018, an increase of $1,438.4 million from $64.7 million at December 31, 2017. The increase in cash, cash equivalents and restricted cash and cash equivalents is primarily due to proceeds received from our borrowings and common stock offering, the impact of restricted cash and cash equivalents held by DST as well cash provided by operations and proceeds from stock option exercises.  These increases were partially offset by cash used for acquisitions, repayments of debt, payment of dividends and capital expenditures.

Net cash provided by operating activities was $119.7 million for the six months ended June 30, 2018.  Cash provided by operating activities primarily resulted from net losses of $12.5 million adjusted for non-cash items of $215.7 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $83.5 million. The changes in our working capital accounts were driven by decreases in accrued expenses, accounts payable and by changes in income taxes prepaid and payable, partially offset by decreases in accounts receivable, contract assets and prepaid expenses and other assets.  In total, cash provided by operating activities was negatively affected by one-time payments totaling $135.0 million related to the DST acquisition.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2018.  The decrease in accounts payable was primarily due to the timing of payments.  The decrease in accounts receivable was primarily due to an overall decrease in days’ sales outstanding.  The decrease in prepaid expenses and other assets was primarily due to the timing of payments, particularly as a result of the mid-month acquisition of DST.  The decrease in contract assets was primarily due to the adoption of ASC 606.

Investing activities used net cash of $4,648.8 million for the six months ended June 30, 2018, primarily related to cash paid for business acquisitions (net of cash acquired) of $4,622.3 million, $22.4 million in capital expenditures, $16.5 million in capitalized software development costs and $4.3 million in investments in securities, partially offset by proceeds from sales and maturities of investments of $11.7 million and proceeds from the sale of property and equipment of $4.7 million.

Financing activities provided net cash of $5,969.4 million for the six months ended June 30, 2018, representing net cash of $6,873.7 million received from debt borrowings, net of original issue discount, net proceeds of $1,399.0 million from common stock issuance, net increase in client funds obligations of $374.8 million and proceeds of $55.3 million from stock option exercises.  These proceeds were partially offset by repayments of debt totaling $2,622.8 million, the payment of $68.6 million in fees related to debt extinguishment and refinancing activities, $31.4 million in quarterly dividends paid and $10.6 million in withholding taxes paid related to equity award net share settlements.

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

Net cash provided by operating activities was $195.2 million for the six months ended June 30, 2017. Cash provided by operating activities primarily resulted from net income of $99.3 million adjusted for non-cash items of $134.3 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $38.4 million. The changes in our working capital accounts were driven by a decrease in accrued expenses, partially offset by an increase in accounts payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2017. The increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $23.2 million for the six months ended June 30, 2017, primarily related to $19.4 million in capital expenditures and $5.6 million in capitalized software costs partially offset by cash received of $1.8 million related to purchase price adjustments for prior acquisitions.

Financing activities used net cash of $202.5 million for the six months ended June 30, 2017, representing net repayments of debt totaling $208.4 million, $25.5 million in quarterly dividends paid, $3.1 million in withholding taxes paid related to equity award net share settlements and $1.4 million in fees paid for debt extinguishment and refinancing activities, partially offset by proceeds of $35.9 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2018, we held approximately $94.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At June 30, 2018, we held approximately $49.9 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

On April 16, 2018, in connection with our acquisition of DST, we entered into an amended and restated credit agreement with SS&C Technologies, Inc. (“SS&C”), SS&C European Holdings S.A.R.L., an indirect wholly-owned subsidiary of SS&C (“SS&C Sarl”) and SS&C Technologies Holdings Europe S.A.R.L., an indirect wholly-owned subsidiary of SS&C (“SS&C Tech Sarl”) as the borrowers (“Credit Agreement”).

The Credit Agreement includes four tranches of term loans (together the “Term Loans”): (i) a $518.6 million term B-1 facility which matures on July 8, 2022 for SS&C (“Term B-1 Loan”); (ii) a $5.9 million term B-2 facility which matures on July 8, 2022 for SS&C Sarl (“Term B-2 Loan”); (iii) a new $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (the “Term B-3 Loan”); and (iv) a new $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C Sarl (the “Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $241.2 million was available as of June 30, 2018.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $8.8 million was drawn as of June 30, 2018.

The majority of the initial proceeds from the Term Loans was used to satisfy the consideration required to fund the acquisition of DST, repay certain amounts outstanding under our then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of our 5.875% Senior Notes due 2023 (“Senior Notes”) and repay acquired debt associated with DST.

The refinancing of the Prior Credit Agreement was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.  See Note 4 to our Condensed Consolidated Financial Statements for further discussion of debt.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. Amounts drawn on the Revolving Credit Facility initially bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%, and is subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.0% in the case of the LIBOR margin and 1.0% in the case of the base rate margin.  The Term B-1 Loan and Term B-2 Loan bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%.  The Term B-3 Loan and Term B-4 Loan initially bear interest at either LIBOR plus 2.50% or at the base rate plus 1.50%, and are subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin.

As of June 30, 2018, there was $517.2 million in principal amount outstanding under the Term Loan B-1, $4,676.0 million in principal amount outstanding under the Term Loan B-3 and $1,769.0 million in principal amount outstanding under the Term Loan B-4.  There was no principal amount outstanding under the Term Loan B-2.

SS&C and SS&C Sarl are required to make scheduled quarterly payments of approximately 0.25% of the remaining principal amount of the Term B-1 Loan and Term B-2 Loan, respectively, with the balance due and payable on July 8, 2022. SS&C and SS&C Sarl are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term B-3 Loan and Term B-4 Loan, respectively, beginning on September 30, 2018, with the balance due and payable on April 16, 2025. No amortization is required under the Revolving Credit Facility.

SS&C’s and SS&C Sarl’s obligations under the Term Loans are guaranteed by (i) our existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-1 Loan, B-3 Loan and the Revolving Credit Facility and (ii) our existing and future wholly-owned restricted subsidiaries, in the case of the Term B-2 Loan and the Term B-4 Loan.

The obligations of the U.S. loan parties under the Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the Credit Agreement are secured by substantially all of our and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of our wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The Credit Agreement includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the Credit Agreement contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio.  In addition, under the Credit Agreement, certain defaults under agreements governing other material indebtedness could result in an event of default under the Credit Agreement, in which case the lenders could elect to accelerate payments under the Credit Agreement and terminate any commitments they have to provide future borrowings.

Senior Notes

On April 16, 2018, we redeemed all of the outstanding principal amount of its Senior Notes utilizing a portion of the proceeds from the Term Loans described above.  The redemption of the Senior Notes required the payment of a “make whole” premium calculated pursuant to the indenture governing the Senior Notes.  See Loss on extinguishment of debt within Note 4 to our Condensed Consolidated Financial Statements for further discussion.  In addition, on May 1, 2018, we redeemed senior notes of DST which were acquired as a part of the acquisition of DST utilizing a portion of the proceeds of the Term Loans described above.  The redemption of DST’s senior notes totaled $600.4 million, which included a “make whole” premium.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage with a principal amount of £21.0 million, which matures in October 2020 (“U.K. Mortgage”) and a $4.1 million mortgage on property in the U.S.  The outstanding amount under the U.K. Mortgage was $26.4 million at June 30, 2018 with a fixed interest rate of 3.1%.  Principal payments of £1.0 million are payable semi-annually in April and October of each year and accrued interest payable quarterly, with the outstanding balance due at maturity.

Covenant Compliance

Under the Revolving Credit Facility portion of the Credit Agreement, we are required to satisfy and maintain a specified financial ratio at the end of each fiscal quarter if the outstanding amount of all loans under the Revolving Credit Facility and all non-cash collateralized letters of credit issued under the Revolving Credit Facility in excess of $20 million is equal to or greater than 30% of the total commitments under the Revolving Credit Facility.  Our financial ratio becomes effective with the period ended September 30, 2018.  Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Any breach of this covenant could result in an event of default under the Credit Agreement. Upon the occurrence of any event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit

Agreement to be immediately due and payable and terminate all commitments to extend further credit.  Any default and subsequent acceleration of payments under the Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to baskets and ratios based on Consolidated EBITDA.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Credit Agreement, which is the material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Credit Agreement.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net (loss) income, operating (loss) income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the (benefit) provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock-based awards;
•	Consolidated EBITDA does not reflect the equity in earnings of unconsolidated affiliates; and
•

Consolidated EBITDA excludes expenses and income that are permitted to be excluded per the terms of our Credit Agreement, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net (loss) income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2018	2017	2018	2017	2018
Net (loss) income	$(63.7)	$51.1	$(12.5)	$99.3	$217.0
Interest expense, net	70.2	26.3	95.6	55.3	147.8
(Benefit) provision for income taxes	(99.9)	11.3	(89.2)	21.5	(156.9)
Depreciation and amortization	135.3	58.7	196.7	117.2	316.7
EBITDA	41.9	147.4	190.6	293.3	524.6
Stock-based compensation	45.0	10.4	57.7	21.3	77.9
Capital-based taxes	—	0.4	—	0.7	(0.4)
Acquired EBITDA and cost savings (1)	60.2	—	228.1	0.9	571.1
Non-cash portion of straight-line rent expense	—	0.4	—	0.6	3.8
Loss on extinguishment of debt	44.4	—	44.4	2.3	44.4
Equity in earnings of unconsolidated affiliates	(1.1)	—	(1.1)	—	(1.1)
Purchase accounting adjustments (2)	4.2	2.7	4.8	3.0	6.1
ASC 606 adoption impact	9.7	—	21.6	—	21.6
Other (3)	147.7	2.4	152.5	4.2	163.7
Consolidated EBITDA	$352.0	$163.7	$698.6	$326.3	$1,411.7

________________________

(1)

Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.

(2)

Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions, (b) an adjustment to increase personnel and commissions expense by the amount that would have been recognized if prepaid commissions and deferred personnel costs were not adjusted to fair value at the date of the acquisitions, and (c) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.

(3)

Other includes expenses and income that are permitted to be excluded per the terms of our Credit Agreement from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.  These include expenses and income related to currency transactions, facilities and workforce restructuring, legal settlements and business combinations.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC Topic 230, Statement of Cash Flow, and other Topics.  ASU 2016-15 is effective for our first quarter of fiscal 2018 and the guidance requires application using a retrospective method.  The impact of our adoption of ASU 2016-15 to our Condensed Consolidated Financial Statements was to reflect the presentation of debt prepayment or debt extinguishment costs as cash outflows from financing activities within our Condensed Consolidated Statement of Cash Flows.  We adopted ASU 2016-15 as of January 1, 2018, which resulted in presenting fees paid for debt extinguishment as a financing activity within the Condensed Consolidated Statement of Cash Flows for all periods shown.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair values to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. We adopted ASU 2016-01, which did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes the revenue recognition requirements in ASC 605 and 985 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method.  See Note 3 for further details.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.  ASU 2016-02 is effective for the first quarter of fiscal 2019 and earlier adoption is permitted.  The impact of the adoption of ASU 2016-02 to our Condensed Consolidated Financial Statements will be to recognize the majority of our operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheet.  We are continuing our assessment, which may identify additional impacts this ASU will have on our Condensed Consolidated Financial Statements and related disclosures and internal controls over financial reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have generally invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the six months ended June 30, 2018, we had average daily cash balances of approximately $2.1 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $8.7 million of net (loss) income on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At June 30, 2018, we had total debt of $6,992.5 million, including $6,962.2 million of variable interest rate debt. As of June 30, 2018, a 1% increase in interest rates would result in an increase in interest expense of approximately $69.6 million per year.

Foreign currency exchange rate risk

During the six months ended June 30, 2018, approximately 28% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2018. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

We have entered into foreign currency cash flow and economic hedging programs to mitigate the impact of movements in foreign currency (principally British pound, Australian dollar, Thai baht and Indian rupee) on our operations.  The total notional value of our foreign currency derivatives was $86.2 million at June 30, 2018.  The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $1.2 million at June 30, 2018.  We estimate a 10% change in exchange rates on these contracts would result in a $6.3 million change to net (loss) income.  Gains and losses on the derivative instruments are largely offset by changes in the underlying hedged items, resulting in a minimal impact on earnings.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a result of the DST acquisition on April 16, 2018, we have implemented internal controls over financial reporting to include consolidation of DST. The DST operations utilize separate information and accounting systems and processes. Our management is in the process of reviewing and evaluating the design and operating effectiveness of internal control over financial reporting relating to the DST operations.

Except as disclosed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

In addition, we are involved in various other legal proceedings arising in the normal course of our businesses.  At this time, we do not believe any material losses under these claims to be probable.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, it is in the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.  If any of these risks occur, it could materially affect our business, operating results, cash flows and financial condition and possibly lead to a decline in our stock price.  The risks and uncertainties that we have disclosed are those that we have identified as material, but are not the only risks and uncertainties facing us.  Our business is also subject to general risks and uncertainties that affect many other companies.  Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, operating results, cash flows and financial condition.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: August 9, 2018