Form 10-Q
period 2019-03-31
SS&C Technologies Holdings Inc
filed 2019-05-08
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	SSNC	The Nasdaq Global Select Market

There were 252,995,053 shares of the registrant’s common stock outstanding as of April 26, 2019.

SS&C TECHNOLOGIES HOLDINGS, INC.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$154.6	$166.7
Funds receivable and funds held on behalf of clients	954.8	1,014.7
Accounts receivable, net of allowance for doubtful accounts of $9.9 and $9.4, respectively	686.5	681.7
Contract asset	12.7	18.5
Prepaid expenses and other current assets	150.1	154.5
Prepaid income taxes	12.8	5.6
Restricted cash and cash equivalents	5.6	6.4
Total current assets	1,977.1	2,048.1
Property, plant and equipment, net (Note 2)	516.5	553.2
Operating lease right-of-use assets (Note 3)	372.9	—
Investments (Note 4)	190.5	190.5
Unconsolidated affiliates (Note 5)	239.3	239.3
Deferred income taxes	5.5	4.8
Contract asset	33.2	31.5
Goodwill (Note 7)	7,882.4	7,858.0
Intangible and other assets, net of accumulated amortization of $1,534.8 and $1,360.2, respectively	5,031.9	5,182.1
Total assets	$16,249.3	$16,107.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$85.8	$87.5
Client funds obligations	954.8	1,014.7
Accounts payable	41.8	41.4
Income taxes payable	—	11.1
Accrued employee compensation and benefits	153.9	322.0
Interest payable	2.4	0.2
Other accrued expenses	262.7	199.2
Deferred revenue	260.7	245.7
Total current liabilities	1,762.1	1,921.8
Long-term debt, net of current portion (Note 8)	8,030.3	8,168.5
Operating lease liabilities (Note 3)	348.6	—
Other long-term liabilities	204.4	235.5
Deferred income taxes	1,170.4	1,201.7
Total liabilities	11,515.8	11,527.5
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 254.4 million shares and 252.4 million shares issued, respectively, and 252.8 million shares and 250.8 million shares outstanding, respectively	2.5	2.5
Additional paid-in capital	4,147.4	4,091.4
Accumulated other comprehensive loss	(301.2)	(343.0)
Retained earnings	902.8	847.1
	4,751.5	4,598.0
Less: cost of common stock in treasury, 1.6 million shares	(18.0)	(18.0)
Total stockholders’ equity	4,733.5	4,580.0
Total liabilities and stockholders’ equity	$16,249.3	$16,107.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Software-enabled services	$972.0	$294.8
License, maintenance and related	165.2	127.1
Total revenues	1,137.2	421.9
Cost of revenues:
Software-enabled services	586.9	167.4
License, maintenance and related	75.0	62.1
Total cost of revenues	661.9	229.5
Gross profit	475.3	192.4
Operating expenses:
Selling and marketing	87.0	31.2
Research and development	94.8	38.9
General and administrative	91.5	32.0
Transaction expenses	—	3.4
Total operating expenses	273.3	105.5
Operating income	202.0	86.9
Interest expense, net	(101.6)	(25.3)
Other income, net	3.5	0.4
Loss on extinguishment of debt	(7.1)	—
Income before income taxes	96.8	62.0
Provision for income taxes	16.0	10.7
Net income	$80.8	$51.3

Basic earnings per share	$0.32	$0.25
Diluted earnings per share	$0.31	$0.24

Basic weighted average number of common shares outstanding	251.5	207.0
Diluted weighted average number of common and common equivalent shares outstanding	263.7	217.7

Net income	80.8	51.3
Other comprehensive income, net of tax:
Foreign currency exchange translation adjustment	41.8	5.3
Total comprehensive income, net of tax	41.8	5.3
Comprehensive income	$122.6	$56.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net income	$80.8	$51.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.8	61.4
Net unrealized gains on investments	(7.7)	—
Cash distributions received from unconsolidated affiliates	0.1	—
Stock-based compensation expense	20.4	12.7
Amortization and write-offs of loan origination costs and original issue discounts	4.3	2.6
Loss on sale or disposition of property and equipment	2.5	—
Deferred income taxes	(29.6)	(12.4)
Provision for doubtful accounts	0.6	—
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2.9)	(19.8)
Prepaid expenses and other assets	21.9	—
Contract assets	4.2	26.8
Accounts payable	3.6	(10.6)
Accrued expenses	(161.8)	(54.4)
Income taxes prepaid and payable	(16.6)	19.7
Deferred revenue	14.8	(7.4)
Net cash provided by operating activities	137.4	69.9
Cash flow from investing activities:
Additions to property and equipment	(16.3)	(7.2)
Cash paid for business acquisitions, net of cash acquired	3.2	(0.2)
Additions to capitalized software	(16.4)	(3.9)
Collection of other non-current receivables	2.6	—
Proceeds from sales / maturities of investments	10.8	—
Net cash used in investing activities	(16.1)	(11.3)
Cash flow from financing activities:
Cash received from debt borrowings	2,140.0	45.0
Repayments of debt	(2,278.4)	(106.3)
Net decrease in client funds obligations	(79.3)	—
Proceeds from exercise of stock options	45.1	29.1
Withholding taxes paid related to equity award net share settlement	(9.5)	(2.1)
Fees paid for debt extinguishment and refinancing activities	(4.6)	—
Dividends paid on common stock	(25.2)	(14.5)
Net cash used in financing activities	(211.9)	(48.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	0.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(89.9)	10.0
Cash, cash equivalents and restricted cash, beginning of period	1,113.3	64.6
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,023.4	$74.6

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$154.6	$74.1
Restricted cash and cash equivalents	5.6	0.5
Funds receivable and funds held on behalf of clients	863.2	—
	$1,023.4	$74.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “2018 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of March 31, 2019, the results of our operations for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2018, which were included in the 2018 Form 10-K. The December 31, 2018 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of ASU 2016-02. Additional disclosures are required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods.

We adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2019. Prior period information was not restated and continues to be presented under ASC 840, Leases. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition. In addition, we will not apply the guidance of ASC 842 to leases with an initial term of 12 months or less as allowed by the standard.

Our lease portfolio primarily consists of real estate office space with lease terms ranging from 1 to 15 years.  Adoption of the new standard resulted in the recording of right-of-use assets and lease payment obligations for our real estate office leases of $387.6 million and $417.8 million, respectively, as of January 1, 2019.  As of March 31, 2019, $56.4 million of the lease liability was included in other accrued expenses on the Condensed Consolidated Balance Sheet. The standard did not materially impact our Condensed Consolidated Statement of Comprehensive Income or Condensed Consolidated Statement of Cash Flows.  See Note 3, “Leases” for further details.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for us in our first quarter of fiscal 2020.  Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our Condensed Consolidated Financial Statements.  This ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2—Property, Plant and equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	March 31, 2019	December 31, 2018
Land	$40.1	$54.8
Building and improvements	304.4	309.5
Equipment, furniture, and fixtures	397.0	384.7
	741.5	749.0
Less: accumulated depreciation and amortization	(225.0)	(195.8)
Total property, plant and equipment, net	$516.5	$553.2

Depreciation expense for the three months ended March 31, 2019 and 2018 was $32.0 million and $6.8 million, respectively.

Note 3—Leases

We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space.

Our operating leases are included on the Condensed Consolidated Balance Sheets as operating lease assets and operating lease liabilities. An operating lease asset represents our right to use an underlying asset over the term of a lease while an operating lease liability represents our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date at the present value of the base minimum rent payments. Operating lease assets are also recognized at the commencement date as the total operating lease liability plus prepaid rents and less any deferred rent liabilities that existed under ASC 840. As most of our leases do not provide an implicit rate, we use our estimated secured incremental borrowing rate based on the significant geographic regions in which we operate based on the information available at lease commencement date in determining the present value of lease payments.

Our lease agreements typically do not contain variable lease payments, residual value guarantees, or restrictive covenants.  Many of our leases include the option to renew, however we do not believe it is reasonably certain that we will exercise the options as each individual lease is evaluated and further negotiated prior to the end of the current lease terms.

Generally, our lease agreements include required separate payments for non-lease components (e.g. payments for common area maintenance, real estate taxes and/or utilities) which are expensed as incurred. We do have certain lease agreements that contain bundled minimum payments for lease components (e.g. payments for rent) and non-lease components.  In these situations, we have applied the practical expedient available under ASC 842 to not separate the lease and non-lease components for purposes of the right-of-use asset and lease payment obligation calculations.

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $0.7 million for the three months ended March 31, 2019 related to these lease agreements.

Our total operating lease costs were $19.9 million during the three months ended March 31, 2019.  Cash paid for amounts included in the present value of operating lease liabilities was $19.1 million during the three months ended March 31, 2019 and is included in operating cash flows.  Our weighted average remaining lease term and weighted average discount rates as of March 31, 2019 were 8.5 years and 4.9%, respectively.

Maturities of lease liabilities as of March 31, 2019 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases
2019	$58.9
2020	75.6
2021	71.3
2022	59.8
2023	49.2
Thereafter	198.3
Total lease payments	$513.1
Less: Interest	(108.1)
Present value of lease liabilities	$405.0

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018, as measured under ASC 840, Leases, were as follows (in millions):

Future Minimum Lease Payments	Operating Leases
2019	$83.8
2020	76.5
2021	71.2
2022	61.6
2023	53.5
Thereafter	204.3
Total lease payments	$550.9

We have certain sublease agreements in place with 3rd parties to lease portions of our office space.  In addition, we serve as a lessor in other lease agreements for real estate and storage facilities.  Total gross sublease and other rental income recognized during the three months ended March 31, 2019 was approximately $2.5 million.

Maturities of lease payments to be received as of March 31, 2019 were as follows (in millions):

Maturity of Lease Payments to be Received	Operating Leases
2019	$6.9
2020	9.3
2021	7.4
2022	5.4
2023	5.1
Thereafter	11.9
Total lease payments	$46.0

Note 4—Investments

Investments are as follows (in millions):

	March 31, 2019	December 31, 2018
Partnership interests in private equity funds	$100.7	$102.1
Marketable equity securities	35.9	32.6
Non-marketable equity securities	45.4	45.0
Seed capital investments	8.0	10.3
Other investments	0.5	0.5
Total investments	$190.5	$190.5

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

Three Months Ended March 31,
2019
Unrealized gains on equity securities held as of the end of the period	$7.3
Realized losses for equity securities sold during the period	(0.2)
Total gains recognized in other income, net	$7.1

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

As of March 31, 2019 and December 31, 2018, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds, marketable equity securities and seed capital investments where fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below.

Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$640.4	$640.4	$—	$—
Marketable equity securities (2)	35.9	35.9	—	—
Seed capital investments (2)	8.0	8.0	—	—
Deferred compensation liabilities (3)	(24.1)	(24.1)	—	—
Total	$660.2	$660.2	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$558.0	$558.0	$—	$—
Marketable equity securities (2)	32.6	32.6	—	—
Seed capital investments (2)	10.3	10.3	—	—
Deferred compensation liabilities (3)	(23.3)	(23.3)	—	—
Derivative instruments (4)	(0.3)	—	(0.3)	—
Total	$577.3	$577.6	$(0.3)	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.
(4)	Included in Other accrued expenses on the Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2019, the fair value of our non-marketable equity securities was adjusted upward by $0.4 million.

We have partnership interests in various private equity funds that are not included in the tables above.  Our investments in private equity funds were $100.7 million at March 31, 2019, of which $93.5 million were measured using net asset value as a practical expedient for fair value and $7.2 million were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  One of our investments in private equity funds as of March 31, 2019, representing 78% of the value of the private equity fund investments, was concentrated in one fund that is primarily invested in the energy sector and real estate.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  This fund has a termination date in 2019 with an optional two-year extension at the discretion of the general partner.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.  Future capital commitments related to our other private equity fund investments were approximately $1.8 million as of March 31, 2019.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  Even when transfer restrictions do not apply, there is generally no public market for the securities.  Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them.  As of March 31, 2019, we did not have plans to sell any of these investments.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities plus any future capital commitments, which include future commitments that we believe are unlikely to be called by the general partner.

Note 5—Unconsolidated affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value	Excess carrying value of investment over proportionate share of net assets
	Ownership Percentage	March 31, 2019	March 31, 2019
International Financial Data Services L.P.	50%	$93.9	$47.5
Pershing Road Development Company, LLC	50%	79.6	77.0
Broadway Square Partners, LLP	50%	53.3	33.0
Other unconsolidated affiliates		12.5	—
Total		$239.3	$157.5

Investments in unconsolidated affiliates are accounted for under the equity method of accounting.  The total investment in unconsolidated affiliates, including basis differences, is included in Investments on the Condensed Consolidated Balance Sheet.  We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive Income.

Equity in earnings of unconsolidated affiliates are as follows (in millions):

Three Months Ended March 31,
2019
International Financial Data Services L.P.	$0.7
Pershing Road Development Company, LLC	0.5
Broadway Square Partners, LLP	0.3
Other unconsolidated affiliates	(1.5)
Total	$—

Note 6—Acquisitions

The following unaudited pro forma information are provided for illustrative purposes only and assume that the acquisitions of DST Systems, Inc. (“DST”), CACEIS North America, Eze Software Group, LLC and Intralinks Holdings, Inc. occurred on January 1, 2017, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.  This unaudited pro forma information (in millions, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2019	2018
Revenues	$1,145.8	$1,153.7
Net income	$87.1	$21.4

Note 7—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2019 is as follows (in millions):

Balance at December 31, 2018	$7,858.0
Adjustments to prior acquisitions	(2.3)
Effect of foreign currency translation	26.7
Balance at March 31, 2019	$7,882.4

Note 8—Debt

At March 31, 2019 and December 31, 2018, debt consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Senior secured credit facilities, weighted-average interest rate of 4.75% and 4.77%, respectively	$6,161.1	$8,319.1
5.5% senior notes due 2027	2,000.0	—
Senior secured credit facilities revolving portion	20.0	—
Other indebtedness	28.4	28.2
Unamortized original issue discount and debt issuance costs	(93.4)	(91.3)
	8,116.1	8,256.0
Less current portion of long-term debt	85.8	87.5
Long-term debt	$8,030.3	$8,168.5

Senior Notes

On March 28, 2019, SS&C issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our existing senior secured credit facilities. The Senior Notes are guaranteed, jointly and severally, by SS&C Holdings and all of its existing and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities or certain other indebtedness. The Senior Notes are unsecured senior obligations that are equal in right of payment to all of our existing and future senior unsecured indebtedness. Interest on the Senior Notes is payable on March 30 and September 30 of each year.

At any time prior to March 30, 2022, we may, at our option, redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes, plus an applicable “make-whole” premium, plus accrued and unpaid interest to the redemption date.  At any time on or after March 30, 2022, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. In addition, at any time on or before March 30, 2022, we may redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our domestic restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, or enter into transactions with its affiliates. Any event of default under the Credit Agreement that leads to an acceleration of those amounts due also results in a default under the indenture governing the Senior Notes.

Debt issuance costs and loss on extinguishment of debt

We evaluated the issuance of our Senior Notes and repayment of a portion of our Term B-3 Loan, in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting.  We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders which remained but experienced a change in cash flows of greater than 10%. As a result, we capitalized an aggregate of $6.1 million in financing costs during the three months ended March 31, 2019.  Other costs incurred by us in connection with the Senior Notes, of $7.1 million, which did not meet the criteria for capitalization, are included in Loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2019.

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$6,161.1	$6,103.6	$8,319.1	$7,847.4
5.5% senior notes due 2027	2,000.0	2,020.0	—	—
Senior secured credit facilities, revolving portion	20.0	19.7	—	—
Other indebtedness	28.4	28.6	28.2	28.3

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 9—Stockholders’ equity

Changes in stockholders’ equity for the three months ended March 31, 2019 were as follows (in millions, except per share data):

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$4,580.0
Net income	—	—	—	80.8	—	—	80.8
Foreign exchange translation adjustment	—	—	—	—	41.8	—	41.8
Stock-based compensation expense	—	—	20.4	—	—	—	20.4
Exercise of options, net of withholding taxes	2.0	—	35.6	—	—	—	35.6
Cash dividends declared - $0.10 per share	—	—	—	(25.2)	—	—	(25.2)
Other	—	—	—	0.1	—	—	0.1
Balance, at March 31, 2019	254.4	$2.5	$4,147.4	$902.8	$(301.2)	$(18.0)	$4,733.5

Changes in stockholders’ equity for the three months ended March 31, 2018 were as follows (in millions, except per share data):

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2017	208.1	$2.1	$2,018.1	$766.9	$(82.7)	$(18.0)	$2,686.4
Net income	—	—	—	51.3	—	—	51.3
Foreign exchange translation adjustment	—	—	—	—	5.3	—	5.3
Stock-based compensation expense	—	—	12.7	—	—	—	12.7
Exercise of options, net of withholding taxes	1.3	—	27.0	—	—	—	27.0
Cumulative effect of accounting change	—	—	—	47.9	—	—	47.9
Cash dividends declared - $0.07 per share	—	—	—	(14.5)	—	—	(14.5)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance, at March 31, 2018	209.4	$2.1	$2,057.8	$851.5	$(77.4)	$(18.0)	$2,816.0

Accumulated other comprehensive loss.  Accumulated other comprehensive loss balances, net of tax consist of the following (in millions):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(343.0)	$(343.0)
Net current period other comprehensive income	41.8	41.8
Balance, March 31, 2019	$(301.2)	$(301.2)

Adjustments to accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Pretax	Tax Effect	Pretax	Tax Effect
Cumulative translation adjustments
Current period translation adjustments	$42.0	$(0.2)	$5.3	$—
Net cumulative translation adjustments	42.0	(0.2)	5.3	—
Total other comprehensive income (loss)	$42.0	$(0.2)	$5.3	$—

Dividends.  During the three months ended March 31, 2019, we paid a quarterly cash dividend of $0.10 per share of common stock totaling $25.2 million in the aggregate.  During the three months ended March 31, 2018, we paid a quarterly cash dividend of $0.07 per share of common stock totaling $14.5 million in the aggregate.

Note 10—Revenues

We generate revenues primarily through our software-enabled services.  Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.  We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services.  Maintenance services are generally provided under annually renewable contracts.  Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed, the volume of transactions, and the level of service the client requires.  Revenues from professional services consist mostly of services provided on a time and materials basis.

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of March 31, 2019 and December 31, 2018, approximately $37.5 million and $32.4 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $99.9 million and $76.5 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, revenue of approximately $345.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $229.8 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended March 31,
	2019	2018
United States	$828.3	$302.7
United Kingdom	166.3	32.0
Asia-Pacific and Japan	51.6	29.0
Europe (excluding United Kingdom), Middle East and Africa	48.3	27.8
Canada	27.2	18.3
Americas, excluding United States and Canada	15.5	12.1
Total	$1,137.2	$421.9

The following table disaggregates our revenues by source (in millions):

	Three Months Ended March 31,
	2019	2018
Software-enabled services	$972.0	$294.8
Maintenance and term licenses	130.1	107.7
Professional services	20.0	15.0
Perpetual licenses	15.1	4.4
Total	$1,137.2	$421.9

Note 11—Stock Based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 was as follows (in millions):

	For the Three Months Ended March 31,
Condensed Consolidated Statements of Comprehensive Income Classification	2019	2018
Cost of software-enabled services	$8.6	$3.5
Cost of license, maintenance and other related	1.4	1.1
Total cost of revenues	10.0	4.6
Selling and marketing	3.0	2.7
Research and development	2.6	2.1
General and administrative	4.8	3.3
Total operating expenses	10.4	8.1
Total stock-based compensation expense	$20.4	$12.7

The following table summarizes stock option and stock appreciation rights (“SARs”) activity as of and for the three months ended March 31, 2019 (shares in millions):

Shares
Outstanding at December 31, 2018	39.8
Cancelled/forfeited	(0.3)
Exercised	(2.0)
Outstanding at March 31, 2019	37.5

The following table summarizes restricted stock unit (“RSUs”) activity as of and for the three months ended March 31, 2019 (shares in millions):

Shares
Outstanding at December 31, 2018	1.4
Vested	(0.3)
Outstanding at March 31, 2019	1.1

Note 12—Income Taxes

The effective tax rate was 16.5% and 17.2% for the three months ended March 31, 2019 and 2018, respectively. The change in the effective tax rate for the three months ended March 31, 2019 was primarily due to the increased recognition of windfall tax benefits from stock awards in the current year, partially offset by a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

Note 13—Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing net income available to our common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, SARs, RSUs and restricted stock awards (“RSAs”) using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$80.8	$51.3

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	251.5	207.0
Weighted average common stock equivalents — options and restricted shares	12.2	10.7
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	263.7	217.7

Earnings per share - Basic	$0.32	$0.25
Earnings per share - Diluted	$0.31	$0.24

Stock options and SARs representing 5.7 and 0.2 million shares were outstanding for the three months ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 14—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In the opinion of management, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

A putative class action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act.  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc, et al., naming as defendants the DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors. We intend to defend this case vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

In connection with an investigation of the Plan and the activities of its fiduciaries, the U.S. Department of Labor through its Employee Benefits Security Administration issued a letter dated February 23, 2018 stating that, based on facts gathered, it appeared that certain fiduciaries of the Plan may have breached their fiduciary obligations and violated certain provisions of the Employee Retirement Income Security Act in connection with the administration of the Plan. The letter stated that if the fiduciaries fail to take corrective action, the matter may be referred to the Office of the Solicitor of Labor for possible legal action. The letter further stated that if the fiduciaries take proper corrective action based on a settlement agreement with the Department of Labor, it will not bring a lawsuit with regard to these issues, and close its investigation without further action. In March 2019, DST agreed to extend the statute of limitations applicable to such a lawsuit based on a request from the Department of Labor as its investigation is ongoing. We have not yet determined what effect this matter will have, if any, on our financial position or results of operations.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., Case No. l 8-cv-8913, on behalf of five individual plaintiffs. The Complaint names as defendants SS&C Technologies Holdings, Inc., DST, The Advisory Committee of the DST Systems, Inc. 401(k) Profit Sharing Plan, The Compensation Committee of the Board of Directors of DST Systems, Inc., and Ruane, Cuniff & Goldfarb, Inc. The underlying claim is the same as in the above-described Ferguson matter, with the exception that it is an individual action and not a putative class action.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 278 substantially similar individual demands for arbitration through April 22, 2019, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement. The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that each is an individual claim and not a putative class action.  As of April 22, 2019, the parties jointly submitted 21 of the demands for arbitration to the American Arbitration Association. The remaining demands for arbitration have not yet been submitted.

Note 15—Subsequent Event

On April 29, 2019, we announced that a Cook County Illinois jury found Clearwater Analytics liable for willfully and maliciously stealing our trade secrets and we were awarded approximately $44.0 million in damages, $28 million of which were punitive.  The judgement remains subject to post-trial motions and appeal.  This award is not reflected in the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2018 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q.

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2018 Form 10-K. Our critical accounting policies are described in the 2018 Form 10-K and include:

•	Investments
•	Long-Lived Assets, Intangible Assets and Goodwill
•	Software Capitalization
•	Acquisition Accounting
•	Revenue Recognition
•	Depreciation of Fixed Assets
•	Stock-based Compensation
•	Income Taxes

Results of Operations

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

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Software-enabled services	85.5%	69.9%
License, maintenance and related	14.5%	30.1%
Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2019	2018
Software-enabled services	$972.0	$294.8	229.7%
License, maintenance and related	165.2	127.1	30.0%
Total revenues	$1,137.2	$421.9	169.5%

Three Months Ended March 31, 2019 and 2018. Our revenues increased $715.3 million, or 169.5%, primarily due to our acquisitions, which included DST Systems, Inc. (“DST”) and CACEIS North America (“CACEIS”) in the second quarter of 2018 and Eze Software Group, LLC (“Eze”) and Intralinks Holdings, Inc. (“Intralinks”) in the fourth quarter of 2018, which, combined, contributed $703.4 million in revenues. Additionally, revenues increased due to increased demand for our software-enabled services.  The increase in revenues was partially offset by the unfavorable impact from foreign currency translation, which reduced revenues by $2.7 million.  Software-enabled services revenues increased $677.2 million, or 229.7%, primarily due to the acquisitions, which added revenues of $668.7 million, as well as from a continued increase in demand for our fund administration services and services for advisory and wealth managers.  The unfavorable impact from foreign currency translation was $1.2 million.  License, maintenance and related revenues increased $38.1 million, or 30.0%, primarily due to the acquisitions, which added revenues of $34.8 million.  The unfavorable impact from foreign currency translation was $1.5 million.

Cost of Revenues

Cost of software-enabled services revenues consists primarily of costs related to personnel utilized in providing our software-enabled services and amortization of intangible assets. Cost of license, maintenance and other related revenues consists primarily of the costs related to personnel utilized in servicing our maintenance contracts and to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services and amortization of intangible assets.

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Cost of software-enabled services	60.4%	56.8%
Cost of license, maintenance and related	45.4%	48.9%
Total cost of revenues	58.2%	54.4%
Gross margin percentage	41.8%	45.6%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2019	2018
Cost of software-enabled services	$586.9	$167.4	250.6%
Cost of license, maintenance and related	75.0	62.1	20.8%
Total cost of revenues	$661.9	$229.5	188.4%

Three Months Ended March 31, 2019 and 2018. Our total cost of revenues increased $432.4 million, or 188.4%, primarily due to our acquisitions, which added $425.5 million in costs. The favorable impact from foreign currency translation reduced costs by $3.5 million.  Costs of software-enabled services revenues increased $419.5 million, or 250.6%, primarily due to our acquisitions, which added $410.7 million in costs, as well as increased costs to support the growth in software-enabled services revenues including personnel costs and stock compensation expense offset by lower amortization of intangible assets.  The favorable impact from foreign currency translation reduced costs by $2.8 million.  Costs of license, maintenance and related revenues increased $12.9 million, or 20.8%, primarily due to our acquisitions, which added $14.7 million, partially offset by lower amortization of intangible assets.  The favorable impact from foreign currency translation reduced costs by $0.7 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Selling and marketing	7.7%	7.4%
Research and development	8.3%	9.2%
General and administrative	8.0%	7.6%
Transaction expenses	—	0.8%
Total operating expenses	24.0%	25.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2019	2018
Selling and marketing	$87.0	$31.2	178.8%
Research and development	94.8	38.9	143.7%
General and administrative	91.5	32.0	185.9%
Transaction expenses	—	3.4	—
Total operating expenses	$273.3	$105.5	159.1%

Three Months Ended March 31, 2019 and 2018. Operating expenses increased $167.8 million, or 159.1%, primarily due to our acquisitions, which added $170.6 million in expenses.  The impact from foreign currency translation reduced costs by $1.8 million.  Excluding the impact of acquisitions, total operating expenses declined primarily due to no transaction expenses recorded in 2019 as compared to $3.4 million in transaction expenses in 2018 associated with the acquisition of DST as well as lower stock-based compensation expense.  These declines were offset by higher personnel-related costs and higher legal expenses.

Comparison of the Three Months Ended March 31, 2019 and 2018 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $101.6 million in 2019 compared to $25.3 million in 2018.  The increase in interest expense, net for 2019 as compared to 2018 relates primarily to increased borrowings in connection with our acquisitions of DST, Eze and Intralinks and, to a lesser extent, higher average interest rates.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. We had other income, net of $3.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.  During the three months ended March 31, 2019, other income, net included investment gains and dividend income of $8.0 million.  The remaining portion of other income, net consisted primarily of foreign currency transaction losses. During the three months ended March 31, 2018, other income, net consisted primarily of foreign currency transaction losses.

Loss on extinguishment of debt. We recorded a $7.1 million loss on extinguishment of debt in the three months ended March 31, 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes.  The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization.  These Senior Notes are discussed further in “Liquidity and Capital Resources”.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$16.0	$10.7
Effective tax rate	16.5%	17.2%

Our effective tax rates for the three months ended March 31, 2019 and 2018 differ from the statutory rate of 21.0% primarily due to the recognition of windfall tax benefits from stock awards, partially offset by tax expense on income that is being taxed by the U.S. where foreign tax credit utilization is hindered. The change in the effective tax rate for the three months ended March 31, 2019 compared to the prior year was primarily due to an increased recognition of windfall tax benefits from stock awards, partially offset by a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.  While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the U.K. and India, where we anticipate the statutory tax rates to be 19.0% and 34.9%, respectively, in 2019.  A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

During the three months ended March 31, 2019, we paid a quarterly cash dividend of $0.10 per share of common stock totaling $25.2 million in the aggregate.  During the three months ended March 31, 2018, we paid a quarterly cash dividend of $0.07 per share of common stock totaling $14.5 million in the aggregate.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, were $1,023.4 million at March 31, 2019, a decrease of $89.9 million from $1,113.3 million at December 31, 2018. The decrease in cash, cash equivalents and restricted cash and cash equivalents is primarily due to a decrease in restricted cash associated with funds receivable and held on behalf of clients.

Client funds obligations represent our contractual obligations within the DST business to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $954.8 million of client funds obligations at March 31, 2019.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
Net cash, cash equivalents and restricted cash provided by (used in):	2019	2018	Change from Prior Year
Operating activities	$137.4	$69.9	$67.5
Investing activities	(16.1)	(11.3)	(4.8)
Financing activities	(211.9)	(48.8)	(163.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	0.2	0.5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(89.9)	$10.0	$(99.9)

Net cash provided by operating activities was $137.4 million for the three months ended March 31, 2019.  Cash provided by operating activities primarily resulted from net income of $80.8 million adjusted for non-cash items of $193.4 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $136.8 million. The changes in our working capital accounts were driven by decreases in accrued expenses, changes in income taxes prepaid and payable and increases in accounts receivable, partially offset by decreases in contract assets and prepaid expenses and other assets, as well as increases in deferred revenue and accounts payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the three months ended March 31, 2019.  The increase in accounts receivable was primarily due to a slight increase in days’ sales outstanding as well as the billing of receivables for annual maintenance invoices that are typically billed in the first quarter of each year.  The decrease in prepaid expenses and other assets and the increase in accounts payable was primarily due to the timing of payments.

Investing activities used net cash of $16.1 million for the three months ended March 31, 2019, primarily related to $16.4 million in capitalized software development costs and $16.3 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $10.8 million, cash received of $3.2 million related to purchase price adjustments for prior acquisitions and the collection of other non-current receivables of $2.6 million.

Financing activities used net cash of $211.9 million for the three months ended March 31, 2019, representing repayments of debt totaling $2,278.4 million, a net decrease in client funds obligations of $79.3 million, $25.2 million in quarterly dividends paid, $9.5 million in withholding taxes paid related to equity award net share settlements and the payment of $4.6 million in fees related to debt extinguishment and refinancing activities. These payments were partially offset by $2,140.0 million received from debt borrowings and proceeds of $45.1 million from stock option exercises.

Our cash, cash equivalents and restricted cash at March 31, 2018 were $74.6 million, an increase of $10.0 million from $64.6 million at December 31, 2017. The increase in cash, cash equivalents and restricted cash was primarily due to cash provided by operations and proceeds from stock option exercises. These increases were partially offset by net repayments of debt, payment of dividends and capital expenditures.

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

Financing activities used net cash of $48.8 million for the three months ended March 31, 2018, representing net repayments of debt totaling $61.3 million, $14.5 million in quarterly dividends paid and $2.1 million in withholding taxes paid related to equity award net share settlements, partially offset by proceeds of $29.1 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2019, we held approximately $96.1 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At March 31, 2019, we held approximately $82.5 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

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

The Credit Agreement initially included four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility which matures on July 8, 2022 for SS&C (“Term B-1 Loan”); (ii) a $5.9 million term B-2 facility which matures on July 8, 2022 for SS&C SARL (“Term B-2 Loan”); (iii) a new $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (the “Term B-3 Loan”); and (iv) a new $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (the “Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by

SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $243.4 million was available as of March 31, 2019.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $6.6 million was drawn as of March 31, 2019.

The majority of the initial proceeds from the Initial Term Loans was used to fund the acquisition of DST, repay certain amounts outstanding under our then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of our 5.875% Senior Notes due 2023 (“Prior Senior Notes”) and repay acquired debt associated with DST.

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

On November 16, 2018, in connection with our acquisition of Intralinks, we entered into an amendment (the “Incremental Term Loan Amendment”) to the Credit Agreement. Pursuant to the Incremental Term Loan Amendment, an additional $1.0 billion under the Term B-5 Loan was made available to us, the proceeds of which were used to finance, in part, the Intralinks acquisition.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. Amounts drawn on the Revolving Credit Facility initially bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%, subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.0% in the case of the LIBOR margin and 1.0% in the case of the base rate margin.  The Term B-1 Loan and Term B-2 Loan bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%.  The Term B-3 Loan, Term B-4 Loan and Term B-5 Loan initially bear interest at either LIBOR plus 2.50% or at the base rate plus 1.50%, and are subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin.

As of March 31, 2019, there was $513.2 million in principal amount outstanding under the Term Loan B-1, $2,206.1 million in principal amount outstanding under the Term Loan B-3, $1,586.2 million in principal amount outstanding under the Term Loan B-4 and $1,855.5 million in principal amount outstanding under the Term B-5 Loan.  There was no principal amount outstanding under the Term Loan B-2.  As of March 31, 2019, there was $20.0 million in principal amount outstanding under the Revolving Credit Facility.

SS&C and SS&C SARL are required to make scheduled quarterly payments of approximately 0.25% of the remaining principal amount of the Term B-1 Loan with the balance due and payable on July 8, 2022. SS&C and SS&C SARL are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term B-3 Loan, Term B-4 Loan and Term B-5 Loan, with the balance due and payable on April 16, 2025.  No amortization is required under the Revolving Credit Facility.  We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.

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

Senior Notes

On March 28, 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our existing senior secured credit facilities. The Senior Notes are guaranteed, jointly and severally, by SS&C Holdings and all of its existing and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities or certain other indebtedness. The Senior Notes are unsecured senior obligations that are equal in right of payment to all of our existing and future senior unsecured indebtedness. Interest on the Senior Notes is payable on March 30 and September 30 of each year.

At any time prior to March 30, 2022, we may, at our option, redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes, plus an applicable “make-whole” premium, plus accrued and unpaid interest to the redemption date.  At any time on or after March 30, 2022, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. In addition, at any time on or before March 30, 2022, we may to redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our domestic restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, or enter into transactions with its affiliates. Any event of default under the Credit Agreement that leads to an acceleration of those amounts due also results in a default under the indenture governing the Senior Notes.

As of March 31, 2019, there was $2.0 billion in principal amount of Senior Notes outstanding.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage with a principal amount of £21.0 million, which matures in October 2020 (“U.K. Mortgage”) and a $4.1 million mortgage on property in the U.S.  The outstanding amount under the U.K. Mortgage was $24.8 million at March 31, 2019 with a fixed interest rate of 3.1%.  Principal payments of £1.0 million are payable semi-annually in April and October of each year and accrued interest payable quarterly, with the outstanding balance due at maturity.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in millions)	2019	2018	2019
Net income	$80.8	$51.3	$132.8
Interest expense, net	101.6	25.3	347.2
Provision for income taxes	16.0	10.7	27.2
Depreciation and amortization	202.8	61.4	659.9
EBITDA	401.2	148.7	1,167.1
Stock-based compensation	20.4	12.7	104.5
Acquired EBITDA and cost savings (1)	5.8	—	287.2
Loss on extinguishment of debt	7.1	—	50.4
Equity in earnings of unconsolidated affiliates, net	—	—	(2.1)
Purchase accounting adjustments (2)	8.0	0.6	25.1
ASC 606 adoption impact	4.2	11.9	32.6
Other (3)	2.5	4.8	168.3
Consolidated EBITDA	$449.2	$178.7	$1,833.1

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

(3)

Other includes expenses and income that are permitted to be excluded per the terms of our Credit Agreement from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.  These include expenses and income related to foreign currency transactions, investment gains and losses, facilities and workforce restructuring, legal settlements, business combinations and other items.

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of March 31, 2019 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	7.25x	3.31x

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of ASU 2016-02. Additional disclosures are required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods.

We adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2019.  Prior period information was not restated and continues to be presented under ASC 840, Leases.  We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition.  In addition, we will not apply the guidance of ASC 842 to leases with an initial term of 12 months or less as allowed by the standard.

Our lease portfolio primarily consists of real estate office space with lease terms ranging from 1 to 15 years.  Adoption of the new standard resulted in the recording of right-of-use assets and lease payment obligations for our real estate office leases of $387.6 million and $417.8 million, respectively, as of January 1, 2019.  As of March 31, 2019, $56.4 million of the lease liability was included in other accrued expenses on the Condensed Consolidated Balance Sheet. The standard did not materially impact our Condensed Consolidated Statement of Comprehensive Income or Condensed Consolidated Statement of Cash Flows.  See Note 3, “Leases” for further details.

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

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the three months ended March 31, 2019, we had average daily cash balances of approximately $2.6 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $10.3 million of net income on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At March 31, 2019, we had total variable interest rate debt of approximately $6.2 billion. As of March 31, 2019, a 1% increase in interest rates would result in an increase in interest expense of approximately $61.8 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of March 31, 2019 was approximately $120.5 million. The impact of a 10% change in fair value of these investments would have been approximately $9.0 million to net income.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During the three months ended March 31, 2019, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the three months ended March 31, 2019. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes included new lease accounting processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Except as disclosed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 14 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  If any of these risks occur, it could materially affect our business, operating results, cash flows and financial condition and possibly lead to a decline in our stock price.  The risks and uncertainties that we have disclosed are those that we have identified as material, but are not the only risks and uncertainties facing us.  Our business is also subject to general risks and uncertainties that affect many other companies.  Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, operating results, cash flows and financial condition.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of March 28, 2019, among SS&C Technologies, Inc., SS&C Technologies Holdings, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019 (File No. 001-34675)

4.2	Form of 5.500 % Senior Notes due 2027 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019 (File No. 001-34675)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 8, 2019