Form 10-Q
period 2019-06-30
SS&C Technologies Holdings Inc
filed 2019-08-07
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 253,759,796 shares of the registrant’s common stock outstanding as of July 30, 2019.

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

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$131.3	$166.7
Funds receivable and funds held on behalf of clients	1,026.7	1,014.7
Accounts receivable, net of allowance for doubtful accounts of $10.6 and $9.4, respectively	665.1	681.7
Contract asset	17.5	18.5
Prepaid expenses and other current assets	147.4	154.5
Prepaid income taxes	9.6	5.6
Restricted cash and cash equivalents	6.1	6.4
Total current assets	2,003.7	2,048.1
Property, plant and equipment, net (Note 2)	494.0	553.2
Operating lease right-of-use assets (Note 3)	366.5	—
Investments (Note 4)	208.8	190.5
Unconsolidated affiliates (Note 5)	236.3	239.3
Deferred income taxes	5.5	4.8
Contract asset	51.6	31.5
Goodwill (Note 7)	7,886.1	7,858.0
Intangible and other assets, net of accumulated amortization of $1,690.6 and $1,360.2, respectively	4,888.4	5,182.1
Total assets	$16,140.9	$16,107.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$63.2	$87.5
Client funds obligations	1,026.7	1,014.7
Accounts payable	51.8	41.4
Income taxes payable	—	11.1
Accrued employee compensation and benefits	169.8	322.0
Interest payable	29.8	0.2
Other accrued expenses	247.6	199.2
Deferred revenue	242.0	245.7
Total current liabilities	1,830.9	1,921.8
Long-term debt, net of current portion (Note 8)	7,779.9	8,168.5
Operating lease liabilities (Note 3)	342.4	—
Other long-term liabilities	211.4	235.5
Deferred income taxes	1,130.8	1,201.7
Total liabilities	11,295.4	11,527.5
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 255.3 million shares and 252.4 million shares issued, respectively, and 253.7 million shares and 250.8 million shares outstanding, respectively	2.5	2.5
Additional paid-in capital	4,177.6	4,091.4
Accumulated other comprehensive loss	(315.0)	(343.0)
Retained earnings	998.4	847.1
	4,863.5	4,598.0
Less: cost of common stock in treasury, 1.6 million shares	(18.0)	(18.0)
Total stockholders’ equity	4,845.5	4,580.0
Total liabilities and stockholders’ equity	$16,140.9	$16,107.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Software-enabled services	$962.7	$741.6	$1,934.7	$1,036.4
License, maintenance and related	185.3	154.2	350.5	281.3
Total revenues	1,148.0	895.8	2,285.2	1,317.7
Cost of revenues:
Software-enabled services	573.1	523.0	1,160.0	690.4
License, maintenance and related	76.0	80.5	151.0	142.6
Total cost of revenues	649.1	603.5	1,311.0	833.0
Gross profit	498.9	292.3	974.2	484.7
Operating expenses:
Selling and marketing	86.3	54.2	173.3	85.4
Research and development	93.6	89.6	188.4	128.5
General and administrative	95.5	108.1	187.0	140.2
Transaction expenses	—	91.1	—	94.5
Total operating expenses	275.4	343.0	548.7	448.6
Operating income (loss)	223.5	(50.7)	425.5	36.1
Interest expense, net	(104.3)	(70.2)	(205.9)	(95.6)
Other income, net	33.9	0.6	37.4	1.1
Equity in earnings of unconsolidated affiliates, net	2.2	1.1	2.2	1.1
Loss on extinguishment of debt	—	(44.4)	(7.1)	(44.4)
Income (loss) before income taxes	155.3	(163.6)	252.1	(101.7)
Provision (benefit) for income taxes	34.2	(99.9)	50.2	(89.2)
Net income (loss)	$121.1	$(63.7)	$201.9	$(12.5)

Basic earnings (loss) per share	$0.48	$(0.27)	$0.80	$(0.06)
Diluted earnings (loss) per share	$0.45	$(0.27)	$0.76	$(0.06)

Basic weighted average number of common shares outstanding	253.3	236.9	252.4	222.0
Diluted weighted average number of common and common equivalent shares outstanding	266.2	236.9	265.0	222.0

Net income (loss)	121.1	(63.7)	201.9	(12.5)
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on interest rate swaps	(2.8)	—	(2.8)	—
Foreign currency exchange translation adjustment	(11.0)	(35.7)	30.8	(30.4)
Total other comprehensive (loss) income, net of tax	(13.8)	(35.7)	28.0	(30.4)
Comprehensive income (loss)	$107.3	$(99.4)	$229.9	$(42.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$201.9	$(12.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	392.7	196.7
Equity in earnings of unconsolidated affiliates, net	(2.2)	(1.1)
Net gains on investments	(37.0)	—
Stock-based compensation expense	38.6	57.7
Amortization and write-offs of loan origination costs and original issue discounts	8.8	6.0
Loss on extinguishment of debt, net	—	44.4
Loss on sale or disposition of property and equipment	2.8	0.2
Deferred income taxes	(64.7)	(89.8)
Provision for doubtful accounts	2.2	1.6
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	14.5	43.0
Prepaid expenses and other assets	27.5	45.5
Contract assets	(19.1)	23.4
Accounts payable	7.0	(98.2)
Accrued expenses	(140.3)	(32.7)
Income taxes prepaid and payable	(13.7)	(70.2)
Deferred revenue	(2.4)	5.7
Net cash provided by operating activities	416.6	119.7
Cash flow from investing activities:
Additions to property and equipment	(27.0)	(22.4)
Proceeds from sale of property and equipment	—	4.7
Cash paid for business acquisitions, net of cash acquired	3.2	(4,622.3)
Additions to capitalized software	(32.5)	(16.5)
Investments in securities	(0.2)	(4.3)
Collection of other non-current receivables	5.2	—
Proceeds from sales / maturities of investments	22.5	11.7
Proceeds from unconsolidated affiliates	2.1	0.3
Net cash used in investing activities	(26.7)	(4,648.8)
Cash flow from financing activities:
Cash received from debt borrowings	2,140.0	6,873.7
Repayments of debt	(2,554.9)	(2,622.8)
Net (decrease) increase in client funds obligations	(6.1)	374.8
Proceeds from exercise of stock options	66.4	55.3
Withholding taxes paid related to equity award net share settlement	(18.8)	(10.6)
Fees paid for debt extinguishment and refinancing activities	(5.8)	(68.6)
Proceeds from common stock issuance, net	—	1,399.0
Dividends paid on common stock	(50.6)	(31.4)
Net cash (used in) provided by financing activities	(429.8)	5,969.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(1.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39.5)	1,438.4
Cash, cash equivalents and restricted cash, beginning of period	1,113.3	64.7
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,073.8	$1,503.1

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$131.3	$785.1
Restricted cash and cash equivalents	6.1	9.6
Funds receivable and funds held on behalf of clients	936.4	708.4
	$1,073.8	$1,503.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “2018 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2019, the results of our operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2018, which were included in the 2018 Form 10-K. The December 31, 2018 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

We adopted ASU 2016-02 as of January 1, 2019. Prior period information was not restated and continues to be presented under ASC 840, Leases. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition. In addition, we will not apply the guidance of ASC 842 to leases with an initial term of 12 months or less as allowed by the standard.

Our lease portfolio primarily consists of real estate office space with lease terms ranging from 1 to 15 years.  Adoption of the new standard resulted in the recording of right-of-use assets and lease payment obligations for our real estate office leases of $387.6 million and $417.8 million, respectively, as of January 1, 2019.  As of June 30, 2019, $56.2 million of the lease liability was included in other accrued expenses on the Condensed Consolidated Balance Sheet. The standard did not materially impact our Condensed Consolidated Statement of Comprehensive Income (Loss) or Condensed Consolidated Statement of Cash Flows.  See Note 3, “Leases” for further details.

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

Note 2—Property, Plant and equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30, 2019	December 31, 2018
Land	$39.7	$54.8
Building and improvements	303.3	309.5
Equipment, furniture, and fixtures	403.7	384.7
	746.7	749.0
Less: accumulated depreciation and amortization	(252.7)	(195.8)
Total property, plant and equipment, net	$494.0	$553.2

Depreciation expense for the three and six months ended June 30, 2019 was $31.1 million and $63.1 million, respectively.  Depreciation expense for the three and six months ended June 30, 2018 was $28.5 million and $35.3 million, respectively.

Note 3—Leases

We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space.

Our operating leases are included on the Condensed Consolidated Balance Sheets as operating lease assets and operating lease liabilities. An operating lease asset represents our right to use an underlying asset over the term of a lease while an operating lease liability represents our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date at the present value of the base minimum rent payments. Operating lease assets are also recognized at the commencement date as the total operating lease liability adjusted for prepaid rents, deferred rent liabilities and lease fair value adjustments that existed under ASC 840. As most of our leases do not provide an implicit rate, we use our estimated secured incremental borrowing rate within each of the significant geographic regions in which we operate based on the information available at lease commencement date in determining the present value of lease payments.

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

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively, related to these lease agreements.

Our total operating lease costs were $19.8 million and $39.7 million during the three and six months ended June 30, 2019, respectively.  Cash paid for amounts included in operating lease liabilities was $18.6 million and $36.4 million during the three and six months ended June 30, 2019, respectively, and is included in operating cash flows.  Our weighted average remaining lease term and weighted average discount rates as of June 30, 2019 were 8.4 years and 5.0%, respectively.

Maturities of lease liabilities as of June 30, 2019 are as follows (in millions):

Maturity of Lease Liabilities	Operating Leases
2019	$39.0
2020	73.8
2021	71.3
2022	61.5
2023	50.8
Thereafter	213.9
Total lease payments	$510.3
Less: Interest	(111.7)
Present value of lease liabilities	$398.6

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018, as measured under ASC 840, Leases, were as follows (in millions):

Future Minimum Lease Payments	Operating Leases
2019	$83.8
2020	76.5
2021	71.2
2022	61.6
2023	53.5
Thereafter	204.3
Total lease payments	$550.9

We have certain sublease agreements in place with 3rd parties to lease portions of our office space.  In addition, we serve as a lessor in other lease agreements for real estate and storage facilities.  Total gross sublease and other rental income recognized during the three and six months ended June 30, 2019 were approximately $2.2 million and $4.7 million, respectively.

Maturities of lease payments to be received as of June 30, 2019 are as follows (in millions):

Maturity of Lease Payments to be Received	Operating Leases
2019	$4.4
2020	8.9
2021	7.3
2022	5.4
2023	5.1
Thereafter	11.9
Total lease payments	$43.0

Note 4—Investments

Investments are as follows (in millions):

	June 30, 2019	December 31, 2018
Partnership interests in private equity funds	$126.4	$102.1
Marketable equity securities	36.8	32.6
Non-marketable equity securities	45.5	45.0
Seed capital investments	0.1	10.3
Other investments	—	0.5
Total investments	$208.8	$190.5

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains on equity securities held as of the end of the period	$30.1	$0.8	$37.5	$0.8
Realized losses for equity securities sold during the period	(0.4)	—	(0.9)	—
Total gains recognized in other income, net	$29.7	$0.8	$36.6	$0.8

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

As of June 30, 2019 and December 31, 2018, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds, marketable equity securities and seed capital investments where fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below.

Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$648.3	$648.3	$—	$—
Marketable equity securities (2)	36.8	36.8	—	—
Seed capital investments (2)	0.1	0.1	—	—
Deferred compensation liabilities (3)	(24.4)	(24.4)	—	—
Total	$660.8	$660.8	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$558.0	$558.0	$—	$—
Marketable equity securities (2)	32.6	32.6	—	—
Seed capital investments (2)	10.3	10.3	—	—
Deferred compensation liabilities (3)	(23.3)	(23.3)	—	—
Derivative instruments (4)	(0.3)	—	(0.3)	—
Total	$577.3	$577.6	$(0.3)	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.
(4)	Included in Other accrued expenses on the Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2019, the fair value of our non-marketable equity securities was adjusted upward by $0.5 million.

We have partnership interests in various private equity funds that are not included in the tables above.  Our investments in private equity funds were $126.4 million at June 30, 2019, of which $119.2 million were measured using net asset value as a practical expedient for fair value and $7.2 million were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  One of our investments in private equity funds as of June 30, 2019, represented 82% of the value of the private equity fund investment portfolio.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  This fund has a termination date in 2020 with an optional one-year extension at the discretion of the general partner.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.  Future capital commitments related to our other private equity fund investments were approximately $1.8 million as of June 30, 2019.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  Even when transfer restrictions do not apply, there is generally no public market for the securities.  Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them.  As of June 30, 2019, we did not have plans to sell any of these investments.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities plus any future capital commitments, which include future commitments that we believe are unlikely to be called by the general partner.

Note 5—Unconsolidated affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value	Excess carrying value of investment over proportionate share of net assets
	Ownership Percentage	June 30, 2019	June 30, 2019
International Financial Data Services L.P.	50%	$95.5	$46.6
Pershing Road Development Company, LLC	50%	75.9	76.3
Broadway Square Partners, LLP	50%	52.3	32.9
Other unconsolidated affiliates		12.6	—
Total		$236.3	$155.8

Investments in unconsolidated affiliates are accounted for under the equity method of accounting.  The total investment in unconsolidated affiliates, including basis differences, is included in Investments on the Condensed Consolidated Balance Sheet.  We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive Income.  One of the unconsolidated affiliates is a party to an interest rate swap agreement.  We record our proportionate share of the change in value of the interest rate swap agreement in accumulated other comprehensive income (loss).  Amounts reclassified from accumulated other comprehensive income (loss) to net income are recorded in equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive Income (Loss).

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
International Financial Data Services L.P.	$0.9	$1.1	$1.6	$1.1
Pershing Road Development Company, LLC	0.1	(0.5)	0.6	(0.5)
Broadway Square Partners, LLP	0.3	0.1	0.5	0.1
Other unconsolidated affiliates	0.9	0.4	(0.5)	0.4
Total	$2.2	$1.1	$2.2	$1.1

Note 6—Acquisitions

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisitions of DST Systems, Inc. (“DST”), CACEIS North America, Eze Software Group, LLC and Intralinks Holdings, Inc. occurred on January 1, 2017, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.  This unaudited pro forma information (in millions, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$1,152.0	$1,156.1	$2,297.8	$2,309.8
Net income	$124.1	$16.3	$211.3	$37.7

Note 7—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2019 is as follows (in millions):

Balance at December 31, 2018	$7,858.0
Adjustments to prior acquisitions	(4.9)
Effect of foreign currency translation	33.0
Balance at June 30, 2019	$7,886.1

Note 8—Debt

At June 30, 2019 and December 31, 2018, debt consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Senior secured credit facilities, weighted-average interest rate of 4.65% and 4.77%, respectively	$5,906.0	$8,319.1
5.5% senior notes due 2027	2,000.0	—
Other indebtedness	26.3	28.2
Unamortized original issue discount and debt issuance costs	(89.2)	(91.3)
	7,843.1	8,256.0
Less current portion of long-term debt	63.2	87.5
Long-term debt	$7,779.9	$8,168.5

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

Debt issuance costs and loss on extinguishment of debt

We evaluated the issuance of our Senior Notes and repayment of a portion of our Term B-3 Loan, in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting.  We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders which remained but experienced a change in cash flows of greater than 10%. As a result, we capitalized an aggregate of $6.1 million in financing costs during the six months ended June 30, 2019.  Other costs incurred by us in connection with the Senior Notes, of $7.1 million, which did not meet the criteria for capitalization, are included in Loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income (Loss) during the six months ended June 30, 2019.

Fair value of debt. The carrying amounts and fair values of financial instruments are as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$5,906.0	$5,881.3	$8,319.1	$7,847.4
5.5% senior notes due 2027	2,000.0	2,075.0	—	—
Other indebtedness	26.3	26.5	28.2	28.3

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 9—Stockholders’ equity

Changes in stockholders’ equity for the three and six months ended June 30, 2019 were as follows (in millions, except per share data):

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$4,580.0
Net income	—	—	—	80.8	—	—	80.8
Foreign exchange translation adjustment	—	—	—	—	41.8	—	41.8
Stock-based compensation expense	—	—	20.4	—	—	—	20.4
Exercise of options, net of withholding taxes	2.0	—	35.6	—	—	—	35.6
Cash dividends declared - $0.10 per share	—	—	—	(25.2)	—	—	(25.2)
Other	—	—	—	0.1	—	—	0.1
Balance, at March 31, 2019	254.4	$2.5	$4,147.4	$902.8	$(301.2)	$(18.0)	$4,733.5
Net income	—	—	—	121.1	—	—	121.1
Foreign exchange translation adjustment	—	—	—	—	(11.0)	—	(11.0)
Net change in interest rate swaps	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation expense	—	—	18.2	—	—	—	18.2
Exercise of options, net of withholding taxes	0.9	—	12.0	—	—	—	12.0
Cash dividends declared - $0.10 per share	—	—	—	(25.4)	—	—	(25.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance, at June 30, 2019	255.3	$2.5	$4,177.6	$998.4	$(315.0)	$(18.0)	$4,845.5

Changes in stockholders’ equity for the three and six months ended June 30, 2018 were as follows (in millions, except per share data):

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2017	208.1	$2.1	$2,018.1	$766.9	$(82.7)	$(18.0)	$2,686.4
Net income	—	—	—	51.3	—	—	51.3
Foreign exchange translation adjustment	—	—	—	—	5.3	—	5.3
Stock-based compensation expense	—	—	12.7	—	—	—	12.7
Exercise of options, net of withholding taxes	1.3	—	27.0	—	—	—	27.0
Cumulative effect of accounting change	—	—	—	47.9	—	—	47.9
Cash dividends declared - $0.07 per share	—	—	—	(14.5)	—	—	(14.5)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance, at March 31, 2018	209.4	$2.1	$2,057.8	$851.5	$(77.4)	$(18.0)	$2,816.0
Net loss	—	—	—	(63.7)	—	—	(63.7)
Foreign exchange translation adjustment	—	—	—	—	(35.7)	—	(35.7)
Stock-based compensation expense	—	—	39.1	—	—	—	39.1
Exercise of options, net of withholding taxes	1.5	—	17.7	—	—	—	17.7
Non-cash purchase price consideration	—	—	48.1	—	—	—	48.1
Issuance of common stock	30.3	0.3	1,398.8	—	—	—	1,399.1
Cash dividends declared - $0.07 per share	—	—	—	(16.9)	—	—	(16.9)
Balance, at June 30, 2018	241.2	$2.4	$3,561.5	$770.9	$(113.1)	$(18.0)	$4,203.7

Dividends.  In 2019, we paid a quarterly cash dividend of $0.10 per share of common stock totaling $50.6 million in the aggregate.  In 2018, we paid a quarterly cash dividend of $0.07 per share of common stock totaling $31.4 million in the aggregate.

Accumulated other comprehensive (loss) income.  Accumulated other comprehensive (loss) income balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$—	$(343.0)	$(343.0)
Net current period other comprehensive (loss) income	(2.8)	30.8	28.0
Balance, June 30, 2019	$(2.8)	$(312.2)	$(315.0)

Adjustments to accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized losses on interest rate swaps	$(4.3)	$1.0	$—	$—	$(4.3)	$1.0	$—	$—
Reclassification of (gains) losses into net earnings on interest rate swaps	0.5	—	—	—	0.5	—	—	—
Net change in cash flow hedges	(3.8)	1.0	—	—	(3.8)	1.0	—	—
Foreign Currency Translation
Current period translation adjustments	(10.8)	(0.2)	(36.0)	0.3	31.1	(0.3)	(30.7)	0.3
Net cumulative translation adjustments	(10.8)	(0.2)	(36.0)	0.3	31.1	(0.3)	(30.7)	0.3
Total other comprehensive (loss) income	$(14.6)	$0.8	$(36.0)	$0.3	$27.3	$0.7	$(30.7)	$0.3

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of June 30, 2019 and December 31, 2018, approximately $39.9 million and $32.4 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $59.6 million and $146.4 million for the three and six months ended June 30, 2019, respectively.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $54.4 million and $131.0 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, revenue of approximately $364.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $208.7 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$841.9	$646.0	$1,670.3	$948.7
United Kingdom	164.9	144.7	331.2	176.7
Europe (excluding United Kingdom), Middle East and Africa	49.2	35.0	97.5	62.8
Asia-Pacific and Japan	48.4	35.4	100.0	64.4
Canada	27.4	22.8	54.5	41.1
Americas, excluding United States and Canada	16.2	11.9	31.7	24.0
Total	$1,148.0	$895.8	$2,285.2	$1,317.7

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software-enabled services	$962.7	$741.6	$1,934.7	$1,036.4
Maintenance and term licenses	155.9	123.2	286.0	230.9
Professional services	21.0	22.6	41.0	37.6
Perpetual licenses	8.4	8.4	23.5	12.8
Total	$1,148.0	$895.8	$2,285.2	$1,317.7

Note 11—Stock Based Compensation

Total stock options, SARs, RSUs and RSAs. The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income (Loss) Classification	2019	2018	2019	2018
Cost of software-enabled services	$7.1	$17.9	$15.7	$21.4
Cost of license, maintenance and other related	1.2	1.2	2.6	2.3
Total cost of revenues	8.3	19.1	18.3	23.7
Selling and marketing	3.0	4.1	6.0	6.8
Research and development	2.3	2.6	4.9	4.7
General and administrative	4.6	19.2	9.4	22.5
Total operating expenses	9.9	25.9	20.3	34.0
Total stock-based compensation expense	$18.2	$45.0	$38.6	$57.7

The following table summarizes stock option and stock appreciation rights (“SARs”) activity as of and for the six months ended June 30, 2019 (shares in millions):

Shares
Outstanding at December 31, 2018	39.8
Granted	0.1
Cancelled/forfeited	(0.8)
Exercised	(2.7)
Outstanding at June 30, 2019	36.4

The following table summarizes restricted stock unit (“RSUs”) activity as of and for the six months ended June 30, 2019 (shares in millions):

Shares
Outstanding at December 31, 2018	1.4
Cancelled/forfeited	(0.1)
Vested	(0.7)
Outstanding at June 30, 2019	0.6

Note 12—Income Taxes

The effective tax rate was 22.0% and (61.0)% for the three months ended June 30, 2019 and 2018, respectively and 19.9% and (87.7)% for the six months ended June 30, 2019 and 2018, respectively. The change in the effective tax rate for the three and six months ended June 30, 2019 compared to the respective prior year periods was primarily due to the acquisition of DST during the three months ended June 30, 2018 and the relative impact of permanent book to tax differences on reduced pre-tax book income in 2018 that occurred as a result.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$121.1	$(63.7)	$201.9	$(12.5)

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	253.3	236.9	252.4	222.0
Weighted average common stock equivalents — options and restricted shares	12.9	—	12.6	—
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	266.2	236.9	265.0	222.0

Earnings (loss) per share - Basic	$0.48	$(0.27)	$0.80	$(0.06)
Earnings (loss) per share - Diluted	$0.45	$(0.27)	$0.76	$(0.06)

Stock options and SARs representing 4.1 and 4.4 million shares were outstanding for the three and six months ended June 30, 2019, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.  No dilutive securities have been included in the diluted EPS calculation for the three and six months ended June 30, 2018 due to our reported net loss for the three and six months then ended.

Note 14—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In the opinion of management, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

A putative class action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act.  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors. We continue to defend this case vigorously.  We have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

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

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., Case No. l 8-cv-8913, on behalf of five individual plaintiffs. The complaint names as defendants SS&C Technologies Holdings, Inc., DST, The Advisory Committee of the DST Systems, Inc. 401(k) Profit Sharing Plan, The Compensation Committee of the Board of Directors of DST Systems, Inc., and Ruane, Cunniff & Goldfarb, Inc. The underlying claim is the same as in the above-described Ferguson matter, with the exception that it is an individual action and not a putative class action.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 377 substantially similar individual demands for arbitration through July 26, 2019, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement. The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that each is an individual claim and not a putative class action.  As of July 26, 2019, the parties jointly submitted 315 of the demands for arbitration to the American Arbitration Association. The remaining demands for arbitration have not yet been submitted.

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

Revenues

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software-enabled services	83.9%	82.8%	84.7%	78.7%
License, maintenance and related	16.1%	17.2%	15.3%	21.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2019	2018		2019	2018
Software-enabled services	$962.7	$741.6	29.8%	$1,934.7	$1,036.4	86.7%
License, maintenance and related	185.3	154.2	20.2%	350.5	281.3	24.6%
Total revenues	$1,148.0	$895.8	28.2%	$2,285.2	$1,317.7	73.4%

Three Months Ended June 30, 2019 and 2018. Our revenues increased $252.2 million, or 28.2%, primarily due to our acquisitions, which partially included DST Systems, Inc. (“DST”) and CACEIS North America (“CACEIS”) in the second quarter of 2018 and Eze Software Group, LLC (“Eze”) and Intralinks Holdings, Inc. (“Intralinks”) in the fourth quarter of 2018, which, combined, contributed $241.6 million in revenues.  Excluding the impact of acquisitions, revenues increased due to increased term license revenues and increased demand for our fund administration services, with such increases partially offset by a decrease in software-enabled services revenues within the DST business.  The increase in revenues was partially offset by the unfavorable impact from foreign currency translation, which reduced revenues by $9.2 million.  Software-enabled services revenues increased $221.1 million, or 29.8%, primarily due to the acquisitions, which added revenues of $236.2 million, as well as from a continued increase in demand for our fund administration services and services for advisory and wealth managers.  These increases were partially offset by a decrease in software-enabled services revenues within the DST business.  The unfavorable impact from foreign currency translation was $7.3 million.  License, maintenance and related revenues increased $31.1 million, or 20.2%, primarily due to increased term license revenues as well as the acquisitions, which added revenues of $5.4 million.  The unfavorable impact from foreign currency translation was $1.8 million.

Six Months Ended June 30, 2019 and 2018.  Our revenues increased $967.5 million, or 73.4%, primarily due to our acquisitions, which partially included DST and CACEIS in the second quarter of 2018 and Eze and Intralinks in the fourth quarter of 2018, which, combined, contributed $945.0 million in revenues.  Excluding the impact of acquisitions, revenues increased primarily due to an increase in term license revenues and increased demand for our fund administration services, with such increases partially offset by a decrease in software-enabled services revenues within the DST business.  The increase in revenues was partially offset by the unfavorable impact from foreign currency translation, which reduced revenues by $11.8 million.  Software-enabled services revenues increased $898.3 million, or 86.7%, primarily due to the acquisitions, which added revenues of $904.8 million, as well as from a continued increase in demand for our fund administration services and services for advisory and wealth managers.  These increases were partially offset by a decrease in software-enabled services revenues within the DST business.  The unfavorable impact from foreign currency translation was $8.6 million.  License, maintenance and related revenues increased $69.2 million, or 24.6%, primarily due to increased term license revenues as well as the acquisitions, which added revenues of $40.2 million.  The unfavorable impact from foreign currency translation was $3.3 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of software-enabled services	59.5%	70.5%	60.0%	66.6%
Cost of license, maintenance and related	41.0%	52.2%	43.1%	50.7%
Total cost of revenues	56.5%	67.4%	57.4%	63.2%
Gross margin percentage	43.5%	32.6%	42.6%	36.8%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2019	2018		2019	2018
Cost of software-enabled services	$573.1	$523.0	9.6%	$1,160.0	$690.4	68.0%
Cost of license, maintenance and related	76.0	80.5	(5.6)%	151.0	142.6	5.9%
Total cost of revenues	$649.1	$603.5	7.6%	$1,311.0	$833.0	57.4%

Three Months Ended June 30, 2019 and 2018. Our total cost of revenues increased $45.6 million, or 7.6%, primarily due to our acquisitions, which added $125.5 million in costs offset by a decrease in cost of revenues within the DST business, a result of the elimination of redundant positions and other cost saving measures enacted during 2018 and 2019.  The favorable impact from foreign currency translation reduced costs by $6.4 million.  Cost of software-enabled services revenues increased $50.1 million, or 9.6%, primarily due to our acquisitions, which added $122.8 million in costs, offset by a decrease in costs within the DST business.  The favorable impact from foreign currency translation reduced costs by $5.5 million.  Cost of license, maintenance and related revenues decreased $4.5 million, or 5.6%, primarily due to a decrease in amortization of intangible assets offset by our acquisitions, which added $2.7 million in costs.  The favorable impact from foreign currency translation reduced costs by $0.9 million.

Six Months Ended June 30, 2019 and 2018.  Our total cost of revenues increased $478.0 million, or 57.4%, primarily due to our acquisitions, which added $551.0 million in costs offset by a decrease in cost of revenues within the DST business, a result of the elimination of redundant positions and other cost saving measures enacted during 2018 and 2019.  The favorable impact from foreign currency translation reduced costs by $9.9 million.  Cost of software-enabled services revenues increased $469.6 million, or 68.0%, primarily due to our acquisitions, which added $533.6 million in costs, offset by a decrease in costs within the DST business.  The favorable impact from foreign currency translation reduced costs by $8.3 million.  Cost of license, maintenance and related revenues increased $8.4 million, or 5.9%, primarily due to our acquisitions, which added $17.4 million in costs, partially offset by a decrease in amortization of intangible assets.  The favorable impact from foreign currency translation reduced costs by $1.6 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling and marketing	7.5%	6.0%	7.6%	6.4%
Research and development	8.2%	10.0%	8.2%	9.8%
General and administrative	8.3%	12.1%	8.2%	10.6%
Transaction expenses	—	10.2%	—	7.2%
Total operating expenses	24.0%	38.3%	24.0%	34.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2019	2018		2019	2018
Selling and marketing	$86.3	$54.2	59.2%	$173.3	$85.4	102.9%
Research and development	93.6	89.6	4.5%	188.4	128.5	46.6%
General and administrative	95.5	108.1	(11.7)%	187.0	140.2	33.4%
Transaction expenses	—	91.1	—	—	94.5	—
Total operating expenses	$275.4	$343.0	(19.7)%	$548.7	$448.6	22.3%

Three Months Ended June 30, 2019 and 2018. Operating expenses decreased $67.6 million, or 19.7%, primarily due to lower transaction expenses and a decrease in costs within the DST business offset by our acquisitions, which added $85.8 million in expenses.  The impact from foreign currency translation reduced costs by $2.8 million.  Excluding the impact of acquisitions, total operating expenses declined due to no transaction expenses in 2019 as compared to $91.1 million in transaction expenses in 2018, as well as a decrease in personnel-related costs, stock-based compensation expense, outside services and consulting.  These declines were offset by an increase in legal expenses.

Six Months Ended June 30, 2019 and 2018.  Operating expenses increased $100.1 million, or 22.3%, primarily due to our acquisitions, which added $256.4 million in expenses offset by lower transaction expenses and a decrease in costs within the DST business.  The impact from foreign currency translation reduced costs by $4.6 million.  Excluding the impact of acquisitions, total operating expenses declined primarily due to no transaction expenses in 2019 as compared to $94.5 million in transaction expenses in 2018, as well as lower personnel-related costs, stock-based compensation expense, outside services and consulting.  These declines were offset by an increase in legal expenses.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $104.3 million and $205.9 million for the three and six months ended June 30, 2019, respectively, compared to $70.2 million and $95.6 million for the three and six months ended June 30, 2018, respectively.  The increase in interest expense, net for 2019 as compared to 2018 relates primarily to increased borrowings in connection with our acquisitions of DST, Eze and Intralinks and, to a lesser extent, higher average interest rates.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. We had other income, net of $33.9 million and $37.4 million for the three and six months ended June 30, 2019, respectively.  During the three and six months ended June 30, 2019, other income, net included investment gains of $29.5 million and $36.9 million, respectively.  The remaining portion of other income, net consisted primarily of foreign currency transaction gains and losses.  We had other income, net of $0.6 million and $1.1 million for the three and six months ended June, 30, 2018, respectively.  During the three and six months ended June 30, 2018, other income, net consisted primarily of net investment gains and dividend income on our investments offset by foreign currency transaction losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $2.2 million for the three and six months ended June 30, 2019, respectively, compared to $1.1 million for the three and six months ended June 30, 2018, respectively.  This is primarily related to our joint venture International Financial Data Services L.P. (“IFDS L.P.”) and represents our proportionate share of IFDS L.P.’s net income, offset by amortization of basis differences.

Loss on extinguishment of debt. We recorded a $7.1 million loss on extinguishment of debt in the six months ended June 30, 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes.  The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization.  The Senior Notes are discussed further in “Liquidity and Capital Resources”.  We recorded a $44.4 million loss on extinguishment of debt in the three and six months ended June 30, 2018 in connection with the amendment and restatement of our credit agreement. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and unamortized original issue discount related to the Prior Credit Agreement and Prior Senior Notes for amounts accounted for as a debt extinguishment and a make-whole premium paid in connection with the redemption of the Prior Senior Notes.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision (benefit) for income taxes	$34.2	$(99.9)	$50.2	$(89.2)
Effective tax rate	22.0%	(61.0)%	19.9%	(87.7)%

Our effective tax rates for the three months ended June 30, 2019 and six months ended June 30, 2019 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited, and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended June 30, 2019 compared to the prior year was primarily due to our acquisition of DST during the three months ended June 30, 2018 and the relative impact of permanent book to tax differences on reduced pre-tax book income in 2018 that occurred as a result.  While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the U.K. and India, where we anticipate the statutory tax rates to be 19.0% and 34.9%, respectively, in 2019.  A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

During the six months ended June 30, 2019, we paid quarterly cash dividends of $0.10 per share of common stock for each quarter totaling $50.6 million in the aggregate.  During the six months ended June 30, 2018, we paid a quarterly cash dividends of $0.07 per share of common stock for each quarter totaling $31.4 million in the aggregate.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, were $1,073.8 million at June 30, 2019, a decrease of $39.5 million from $1,113.3 million at December 31, 2018.

Client funds obligations represent our contractual obligations within the DST business to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. In addition, client funds obligations include transfer agency client balances invested overnight. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $1,026.7 million of client funds obligations at June 30, 2019.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash provided by (used in):	2019	2018	Change from Prior Year
Operating activities	$416.6	$119.7	$296.9
Investing activities	(26.7)	(4,648.8)	4,622.1
Financing activities	(429.8)	5,969.4	(6,399.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(1.9)	2.3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39.5)	$1,438.4	$(1,477.9)

Net cash provided by operating activities was $416.6 million for the six months ended June 30, 2019.  Cash provided by operating activities primarily resulted from net income of $201.9 million adjusted for non-cash items of $341.2 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $126.5 million. The changes in our working capital accounts were driven by decreases in accrued expenses, increases in contract assets, changes in income taxes prepaid and payable and decreases in deferred revenue, partially offset by decreases in prepaid expenses and other assets, decreases in accounts receivable and increases in accounts payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2019.  The increase in contract assets was primarily due to new term license deals.  The decrease in accounts receivable was primarily due to a decrease in days’ sales outstanding.  The decrease in prepaid expenses and other assets and the increase in accounts payable were primarily due to the timing of payments.

Investing activities used net cash of $26.7 million for the six months ended June 30, 2019, primarily related to $32.5 million in capitalized software development costs and $27.0 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $22.5 million, the collection of other non-current receivables of $5.2 million, cash received of $3.2 million related to purchase price adjustments for prior acquisitions and $2.1 million in proceeds from unconsolidated affiliates.

Financing activities used net cash of $429.8 million for the six months ended June 30, 2019, representing net repayments of debt totaling $414.9 million, $50.6 million in quarterly dividends paid, $18.8 million in withholding taxes paid related to equity award net share settlements, a net decrease in client funds obligations of $6.1 million and the payment of $5.8 million in fees related to debt extinguishment and refinancing activities. These payments were partially offset by proceeds of $66.4 million from stock option exercises.

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

Net cash provided by operating activities was $119.7 million for the six months ended June 30, 2018. Cash provided by operating activities primarily resulted from a net loss of $12.5 million adjusted for non-cash items of $215.7 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $83.5 million. The changes in our working capital accounts were driven by decreases in accrued expenses, accounts payable and by changes in income taxes prepaid and payable, partially offset by decreases in accounts receivable, contract assets and prepaid expenses and other assets. In total, cash provided by operating activities was negatively affected by one-time payments totaling $135.0 million related to the DST acquisition. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2018. The decrease in accounts payable was primarily due to the timing of payments. The decrease in accounts receivable was primarily due to an overall decrease in days’ sales outstanding. The decrease in prepaid expenses and other assets was primarily due to the timing of payments, particularly as a result of the mid-month acquisition of DST. The decrease in contract assets was primarily due to the adoption of ASC 606.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2019, we held approximately $77.6 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At June 30, 2019, we held approximately $59.7 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

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

The Credit Agreement initially included four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility which matures on July 8, 2022 for SS&C (“Term B-1 Loan”); (ii) a $5.9 million term B-2 facility which matures on July 8, 2022 for SS&C SARL (“Term B-2 Loan”); (iii) a new $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (the “Term B-3 Loan”); and (iv) a new $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (the “Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $245.4 million was available as of June 30, 2019.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $4.6 million was drawn as of June 30, 2019.

The majority of the initial proceeds from the Initial Term Loans was used to fund our acquisition of DST, repay certain amounts outstanding under our then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of our 5.875% Senior Notes due 2023 (“Prior Senior Notes”) and repay acquired debt associated with DST.

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

As of June 30, 2019, there was $345.6 million in principal amount outstanding under the Term Loan B-1, $2,200.5 million in principal amount outstanding under the Term Loan B-3, $1,509.1 million in principal amount outstanding under the Term Loan B-4 and $1,850.8 million in principal amount outstanding under the Term B-5 Loan.  There was no principal amount outstanding under the Term Loan B-2.  As of June 30, 2019, there was no amount outstanding under the Revolving Credit Facility.

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

As of June 30, 2019, there was $2.0 billion in principal amount of Senior Notes outstanding.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage with a principal amount of £21.0 million, which matures in October 2020 (“U.K. Mortgage”) and a $4.1 million mortgage on property in the U.S.  The outstanding amount under the U.K. Mortgage was $22.9 million at June 30, 2019 with a fixed interest rate of 3.1%.  Principal payments of £1.0 million are payable semi-annually in April and October of each year and accrued interest payable quarterly, with the outstanding balance due at maturity.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2019	2018	2019	2018	2019
Net income (loss)	$121.1	$(63.7)	$201.9	$(12.5)	$317.7
Interest expense, net	104.3	70.2	205.9	95.6	381.2
Provision (benefit) for income taxes	34.2	(99.9)	50.2	(89.2)	161.4
Depreciation and amortization	189.9	135.3	392.7	196.7	714.4
EBITDA	449.5	41.9	850.7	190.6	1,574.7
Stock-based compensation	18.2	45.0	38.6	57.7	77.7
Acquired EBITDA and cost savings (1)	4.5	60.2	10.3	228.1	151.2
Non-cash portion of straight-line rent expense	0.4	—	0.4	—	0.4
Loss on extinguishment of debt	—	44.4	7.1	44.4	6.0
Equity in earnings of unconsolidated affiliates, net	(2.2)	(1.1)	(2.2)	(1.1)	(3.2)
Purchase accounting adjustments (2)	2.5	4.2	10.5	4.8	23.5
ASC 606 adoption impact	3.9	9.7	8.2	21.6	26.9
Other (3)	(24.1)	147.7	(21.7)	152.5	(3.7)
Consolidated EBITDA	$452.7	$352.0	$901.9	$698.6	$1,853.5

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of June 30, 2019 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	7.25x	3.13x

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

We adopted ASU 2016-02 as of January 1, 2019.  Prior period information was not restated and continues to be presented under ASC 840, Leases.  We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition.  In addition, we will not apply the guidance of ASC 842 to leases with an initial term of 12 months or less as allowed by the standard.

Our lease portfolio primarily consists of real estate office space with lease terms ranging from 1 to 15 years.  Adoption of the new standard resulted in the recording of right-of-use assets and lease payment obligations for our real estate office leases of $387.6 million and $417.8 million, respectively, as of January 1, 2019.  As of June 30, 2019, $56.2 million of the lease liability was included in other accrued expenses on the Condensed Consolidated Balance Sheet. The standard did not materially impact our Condensed Consolidated Statement of Comprehensive Income (Loss) or Condensed Consolidated Statement of Cash Flows.  See Note 3, “Leases” for further details.

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

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the six months ended June 30, 2019, we had average daily cash balances of approximately $2.3 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.3 million of net income on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At June 30, 2019, we had total variable interest rate debt of approximately $5.9 billion. As of June 30, 2019, a 1% increase in interest rates would result in an increase in interest expense of approximately $59.1 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of June 30, 2019 was approximately $138.9 million. The impact of a 10% change in fair value of these investments would have been approximately $10.3 million to net income.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During the six months ended June 30, 2019, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the six months ended June 30, 2019. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes included new lease accounting processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Except as disclosed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019

10.2	Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan*

10.3	Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan*

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: August 7, 2019