Form 10-K
period 2019-12-31
SS&C Technologies Holdings Inc
filed 2020-02-28
CIK 1402436

Ul Hassan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number:  001-34675

SS&C TECHNOLOGIES HOLDINGS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	71-0987913
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Lamberton Road

Windsor, CT 06095

(Address of Principal Executive Offices, Including Zip Code)

860-298-4500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	SSNC	The Nasdaq Global Select Market

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was $12,765,942,008 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 255,672,036 shares of the registrant’s common stock outstanding as of February 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2019

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance, underlying assumptions, and other statements that are other than statements of historical facts. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Such statements reflect management’s best judgment based on factors currently known but are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the state of the economy and the financial services industry and other industries in which our clients operate, our ability to realize anticipated benefits from its acquisitions, including Algorithmics, the effect of customer consolidation on demand for our products and services, the increasing focus of our business on the hedge fund industry, the variability of revenue as a result of activity in the securities markets, the ability to retain and attract clients, fluctuations in customer demand for our products and services, the intensity of competition with respect to our products and services, the exposure to litigation and other claims, terrorist activities and other catastrophic events, disruptions, attacks or failures affecting our software-enabled services, risks associated with our foreign operations, privacy concerns relating to the collection and storage of personal information, evolving regulations and increased scrutiny from regulators, our ability to protect intellectual property assets and litigation regarding intellectual property rights, delays in product development, investment decisions concerning cash balances, regulatory and tax risks, risks associated with our joint ventures, changes in accounting standards, risks related to our substantial indebtedness, and the market price of our stock prevailing from time to time. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.  You should not place undue reliance on any such forward-looking statements.  Forward-looking statements speak only as of the date on which they are made and, except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ALGO, ALGO CREDIT, ALGO MARKET, ALGO ONE, ALGO RISK, ALGORITHMICS, BLUEDOOR, ADVENT REVENUE CENTER, ADVISORWARE, ALL-STAR FUNDS, ALPS, AWD, AXYS, BENEFIX, BLACK DIAMOND, CAREANALYZER, CARESTEPP, DBC, DST, DSTHS, DST HEALTH SOLUTIONS, DST PHARMACY SOLUTIONS, DST SYSTEMS, EXETER, EZE, EZE CASTLE, EZE ECLIPSE, FAN, FAN MAIL, FIXLINK, FUNDRUNNER, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX,  GOREC, GORISK, HiTRUST, INFOSTEPP, INTRALINKS, KNOW YOUR RISK, LIBERTY ALL-STAR FUNDS, MARGINMAN, MARK-TO-FUTURE, MAXIMIS, MOXY, PACER, PAGES, PAS, PORTIA, PORTPRO, POWERSTEPP, REALTICK, RECON, ROLLOVER CENTRAL, RISKWATCH, RXFOCUS, SKYLINE, SS&C, SYNCOVA, SYLVAN, TA2000, TAMALE, TAMALE RMS, TRAC, TRADETHRU, TRADEWARE, VISION, WALLETSHARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks other than those referred to in this annual report.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

PART I

ITEM 1.	BUSINESS

Overview

SS&C Technologies Holdings (NASDAQ: SSNC) is the world’s largest hedge fund and private equity administrator, as well as the largest mutual fund transfer agent. SS&C’s unique business model combines end-to-end expertise across financial services operations with software and solutions to service even the most demanding customers in the financial services and healthcare industries. SS&C owns and operates the full technology stack across securities accounting, front-to-back-office operations, performance and risk analytics, regulatory reporting, and healthcare information processes.

SS&C’s trusted and proven technology delivers an unparalleled level of scalable capabilities for the most complex portfolios, the most sophisticated strategies, and the highest volumes of transactions.  Through a series of carefully selected acquisitions and organic growth, the breadth and depth of SS&C’s expertise in financial services and healthcare technology are unmatched.

Founded in 1986 and headquartered in Windsor, Connecticut, the company is home to 22,000+ employees across 150 office locations in 35 countries globally. With 18,000+ clients across spanning the health and financial services industries, our customer’s needs and requirements are always at the forefront of our strategy.

In addition, we provide solutions to the healthcare industry including pharmacy, healthcare administration and health outcomes optimization solutions to satisfy their information processing, quality of care, cost management and payment integrity needs. Our healthcare solutions include claims adjudication, benefit management, care management and business intelligence services.

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

Our business model is characterized by high revenue retention rates and significant cash flow.  We generate revenues primarily through our high-value software-enabled services.  Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.  We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services.  Maintenance services are generally provided under annually renewable contracts.  Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed, the volume of transactions, and the level of service the client requires.  We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates.

We generated revenues of $4,632.9 million for the year ended December 31, 2019 as compared to revenues of $3,421.1 million for the year ended December 31, 2018. In 2019, we generated 75% of our revenues from clients in North America and 25% from clients outside North America. Our revenues are highly diversified, with our largest client in 2019 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 12 to our Consolidated Financial Statements.

Our Industry

We serve a number of vertical markets within the financial services and healthcare industries. Our financial services clients include alternative investment funds, investment management firms, institutional and retail asset managers, insurance companies, registered investment advisors (“RIAs”), wealth managers, banks and brokerage firms. Our healthcare clients include individual and government sponsored health plans and healthcare providers. We believe that financial services and healthcare providers will increasingly turn to IT solutions, provided by an independent vendor, as a result of economic challenges and heightened regulatory requirements. Financial services firms are in a search for more risk-averse business strategies, simplified regulatory compliance, and full service solutions provided by a single vendor. Healthcare providers are looking to improve their customers’ experience through better access to data and an enhanced user interface. As a result, we believe these industries will continue to invest in IT and outsourcing solutions.

Market Trends

The demand for our products and services comes from a number of distinct sources: new formations in asset and wealth management and healthcare, new business lines and combinations of business lines at existing clients, replacement of legacy in-house operations and competitor systems and expansion of our existing client relationships.  Underlying these demand drivers are several industry trends, including:

●

Diversification of business lines and product proliferation. As investment managers look to grow through diversified offerings (alternatives, real assets, and private equity) in global markets, they need their technology investments and servicing partners to be long-lived and deliver a return on their investment for different types of businesses models. Our scalable solutions empower client growth while diversifying their product offering.

●

Regulatory changes.  Our clients must comply with rules, regulations, directives and standards from governmental and self-regulating organizations. Our clients rely on us to navigate new requirements and facilitate compliance in today’s dynamic and evolving regulatory environment. We are uniquely positioned in our ability to interpret regulations and impact to clients and to implement technology solutions. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services and motivate clients to develop systems infrastructure and research management processes to comply with regulatory requirements.

●

Technological paradigm shift.  Evaluating the implications of new technologies is a challenge for our clients. By combining institutional-grade quality with cutting edge technology, we help apply the right solutions to help grow our client’s business more efficiently.  Many of our clients are faced with internal digital transformation projects or external threats from emerging tech disrupter competition. As a result, clients are investing in new technology to help expand profit margins and offer new products. New technology incorporating artificial intelligence (“AI”), including machine learning and Robotic Process Automation (“RPA”), are gaining traction in the financial technology industry.  We believe that these next generation tools will increase efficiency and reduce errors without human intervention. Overall, we continue to see increasing migration to the cloud to achieve operational scalability and lower fixed costs.

●

Increased demands for transparency, efficiency, and risk management in financial services.  Firms continue to focus on operational risk, resulting from discoveries of fraud and mismanagement during the 2008-2009 U.S. financial crisis and concerns regarding transparency and counterparty exposure.  This continued focus has led investment management firms to strive to provide investment data accurately, institutionalize investment operations and automate their investment process.  On the wealth management and advisory sides of our business, we have seen further evolution of the relationship between the end client and a firm, with investors demanding transparency and a customized client experience.  We expect that wealth managers will need to become familiar with their clients’ preferences for account access and communication and cater to them.  Finally, both institutional and individual investors, faced with increasingly competitive low-fee and automated options, are pushing investment managers for greater efficiencies and lower fees.

●

Aging population and more sophisticated healthcare solutions. An aging population, with an average of 10,000 individuals turning 65 years of age per day in the United States in 2019; increased regulatory oversight and changing business models, as seen in value-based payment constructs; the prevalence of data and demand for data security; utilization of data and analytics to drive outcomes; a continued drive towards outsourcing as a way to manage costs and better position for growth – all are contributing to an evolving landscape.

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

Global industry leader with strong market position focused on software and software-enabled services for the financial services industries.

We are a global business providing a broad portfolio of software products and software-enabled services and have approximately 150 offices worldwide. As of December 31, 2019, we had over 20,500 development, service and support professionals with significant expertise across the industries that we serve and a deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

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

Largest independent alternative fund administration services provider and mutual fund transfer agent.

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

SS&C is currently the largest fund administrator for alternative investment managers, including hedge funds, private equity, real assets and fund of funds. As the largest third-party mutual fund transfer agent we offer the advantage of significant leverage from a scale and investment perspective.  Our highly tenured staff of industry experts allow us to deliver consistent service excellence to the asset management customers we service.  The fact that we are operating our own proprietary software to deliver these services allows us to ensure all aspects of our offering are optimized to deliver cost effective, accurate solutions.

As a publicly traded company, our clients and prospects have access to our 10-Qs and 10-Ks filed with the SEC, giving them transparency into our overall financial strength.

Experienced management team with strong integrating and operating track record.

Our senior management team has a track record of operational excellence and an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 55 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. All of our senior executives are compensated based upon our financial success.

Business Strategies

Our strategy is to continue to deliver compelling solutions and value propositions to our customers in the financial services and healthcare industries. The following are key elements to our strategy for achieving this objective:

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

Our internal product development team works closely with marketing, sales and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate functions for improved productivity, compliance, reduced manual intervention and bottom-line savings.

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world. Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally. We believe there is opportunity to grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of outsourcing mission-critical operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. Our software-enabled services revenues increased from $1,114.0 million for the year ended December 31, 2017 to $3,869.2 million for the year ended December 31, 2019.

Capitalize on longer-term secular growth trends in financial services and healthcare industries.

With our global footprint and best-in-class product offerings, we aim to capture a significant share of the IT spend of alternative asset, institutional and retail asset managers, wealth managers and the healthcare industry through leveraging the deeply embedded service offering we provide and outdistancing the competition. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services, as well as motivate clients to develop infrastructure and research management processes to mitigate regulatory exposure. We plan to benefit from the growing software spend in the increasingly complex and more highly regulated financial services and healthcare landscape.

Continue to capitalize on acquisitions of complementary businesses and technologies.

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 55 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2019, we generated 25% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in the Asia Pacific region as a result of recent acquisitions. Over the last three years, revenue from the Asia Pacific region has increased 84.2% to $207.6 million. We believe this region presents a compelling growth opportunity.

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

Since 1995, we have acquired 55 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 8 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 2010 (in millions):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
December 2010	TimeShareWare	$30.5	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170.0	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834.4	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95.0	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600.0	Expanded global investment management software and services
September 2015	Varden Technologies	$25.0	Added cloud-based client and advisor communication solutions for investment firms
November 2015	Primatics Financial	$116.0	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup's Alternative Investor Service	$425.0	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo's Global Funds Service	$75.1	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88.5	Expanded fund administration services in hedge fund and other asset management sectors
October 2017	CommonWealth Fund Services Ltd.	$16.4	Expanded fund administration services in hedge fund and private equity sectors
April 2018	DST Systems, Inc.	$5,400.0	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
June 2018	CACEIS North America	$20.0	Expanded fund administration services in hedge fund and private equity sectors
October 2018	Eze Software Group, LLC	$1,450.0	Strengthened SS&C’s front to back office technology
November 2018	Intralinks Holdings, Inc.	$1,500.0	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
November 2019	Algorithmics	$88.8	Added cloud-based risk analytics and additional regulatory solutions

Products and Services

Our products and services allow professionals in the financial services and healthcare industries to automate complex business processes and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage business performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of products and software-enabled services allows our financial services clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing, and compliance and tax reporting. Our healthcare solutions include claims adjudication, benefit management, care management and business intelligence solutions.

Software-enabled Services

•

SS&C GlobeOp – Named “Best Global Hedge Fund Administrator” of 2018 by Hedgeweek, SS&C GlobeOp serves a worldwide clientele of hedge funds, private equity funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $1.7 trillion in assets under administration. SS&C provides a full suite of comprehensive capabilities, including but not limited to: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services and automated support of post-trade activities. Under SS&C GlobeOp, SS&C Direct provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts.

•	SS&C Asset Management Solutions – Utilizing proprietary software applications (including TA 2000, TRAC systems,

FAST platform, Bluedoor and Percana), we offer our clients information processing solutions to support direct and intermediary sales of mutual funds, alternative investments, retirement plans and participant accounting and recordkeeping for wealth management. This includes transaction processing; account opening and maintenance; reconciliation of trades, positions and cash; corporate actions; regulatory reporting and compliance functions; and tax reporting. We also support full reporting to investors for confirmations, statements and tax forms, web access and electronic delivery of documents.  We also offer similar investor and policyholder administration and technology services in Canada, Ireland and Luxembourg through our joint venture IFDS L.P. utilizing its iFAST platform.

•

Black Diamond Wealth Platform – Black Diamond offers independent advisors, wealth managers, independent broker dealers (“IBDs”) and aggregators an innovative and dynamic portfolio management and reporting solution delivered through an easy-to-use, feature-rich web-based application. As a cloud-based product offering, advisors can access Black Diamond's customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back-office functions.

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

•	Advent Data Solutions – Advent Data Solutions consists of a variety of data offerings provided to clients in an automated manner and format. These solutions include:

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

•

ALPS Advisors – ALPS is a comprehensive suite of asset servicing, distribution solutions and asset management for open-end mutual funds, closed-end funds, exchange-traded funds and alternative investment funds. Focusing on the needs of small- to medium-sized funds that require a broad set of customizable services, we provide compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration, transfer agency and asset management services. Our distribution services range from consulting to active wholesaling and marketing, including closed-end funds initial public offering launch platform services. We also offer products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. We serve as the asset manager to proprietary open-end mutual funds, closed-end funds and exchange-traded funds through active management and through the utilization of sub-advisors and index providers. Additionally, we offer data analytics and consulting services in the U.S. to help our clients gain actionable insights into the needs and preferences of their customers.

•

Virtual Data Rooms (Intralinks) – Intralinks Virtual Data Rooms (“VDR’s”), are designed for the mergers and acquisitions (M&A), alternative investments and capital markets communities.  The Intralinks VDR is a rich SaaS application providing a secure, customizable environment for deal makers to exchange sensitive documents and information.  Within M&A the VDR is primarily used for sharing content during due diligence.  For alternative investments, VDR’s are used to facilitate fundraising and fund reporting.  Customers working in debt capital markets use VDR’s for managing the lifecycle of financing deals.

•	Healthcare Services

o

Pharmacy Solutions – We use our proprietary software applications, supporting technology and enhanced clinical expertise to provide pharmacy health management solutions supporting commercial, Medicaid and Medicare Part D plans. These services include pharmacy claims administration, pharmacy network solutions, government programs administration, formulary and rebate management, trend control and quality compliance programs, member services and discount drug card programs.

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

Software license, maintenance and related

•

Portfolio Accounting Software – We provide comprehensive, integrated software solutions that help our clients streamline operations and accelerate global accounting processes. Our portfolio accounting solutions provide seamless front-to-back office integration, with the flexibility to meet the unique accounting needs of our customers and virtually unlimited scalability to accommodate growth. Our fund accounting solutions meet the challenges of high-volume, global fund managers with support for complex, multi-asset class and multi-currency strategies. We also have solutions catered to insurance accounting and commercial, consumer and residential loan accounting.

o

Geneva – Geneva is a global portfolio management platform designed to meet the real-time needs of global asset managers, hedge funds, prime brokers, fund administrators, private equity firms and family offices worldwide. Geneva integrates all phases of the investment management process – portfolio management, reconciliation and light trade capture and risk capabilities. Its “main memory” database offers more accurate and flexible reporting, and eliminates batch processing and time-consuming error corrections. Geneva enables firms to grow into new markets, deliver greater operational efficiencies, enhance investor service, process high trade volumes across multiple securities, improve compliance and security and lower operating costs and risks.

o

Advent Portfolio Exchange – Advent Portfolio Exchange (“APX”) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide, which integrates the front-office functions of prospecting, marketing, customer relationship management and internal business management with the back-office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage both high-net-worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging and performance analytics. APX can be deployed locally as well as hosted in the cloud.

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

o

HiPortfolio – HiPortfolio is an investment accounting and asset servicing solution for third-party administrators, asset managers, and insurance firms in over 35 countries.  With broad instrument coverage and multi-currency capabilities, HiPortfolio allows our clients to manage the full transaction lifecycle, from trade capture, investment accounting and fund administration, through cash management, reconciliation, corporate actions processing, unit pricing and taxation, to performance measurement and attribution.

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

o

CAMRA – CAMRA is a portfolio accounting solution tailored to the needs of insurance investment operations. Its multi-currency, multi-instrument portfolio accounting supports complex securities, sophisticated investment strategies, multi-currency investment management, multiple-bases accounting, and global tax and regulatory processing requirements such as generally accepted accounting principles and Schedule D.

•	Portfolio Management Software
o

SS&C Singularity – Our first smart investment operations and accounting system – a cloud-based solution designed to support the operating model of financial institutions.  Empowered by embedded disruptive technologies including artificial intelligence, machine learning, robotic process automation, intelligent workflow optimization and advanced predictive analytics, Singularity can drive significant cost savings and continuous operational improvements for our clients.

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
o

Order Management (Moxy, Eze OMS) – SS&C’s trade order management systems provide centralized platforms for making and managing trade order decisions quickly and confidently.  The platforms have built-in connectivity between asset managers and multiple brokers, counterparties, custodians and trading venues, and give our clients control and visibility across the entire trading process, from asset allocation through settlement.

o

Execution Management (Eze EMS) – SS&C’s  multi-broker execution management system is a high-speed cloud-based platform that provides traders with centralized access to aggregated liquidity for trade execution, critical trading data and insight for making fast and informed decisions, and the tools necessary to dynamically manage positions, portfolios and trading risk across global equity, futures and options markets.

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
o

EVOLV – EVOLV is a comprehensive, cloud-based, end-to-end accounting solution for financial institutions that integrates and automates all risk and finance processes relating to a loan portfolio, from data capture to back-end reporting and analytics. It streamlines loan accounting, increases efficiency, assures data integrity and strengthens compliance.

o

Precision LM – Precision LM is a single database application that provides comprehensive commercial loan management from initial request to final disposition. Precision LM manages all aspects of our clients’ loan process, including pre-qualifying loan requests, processing applications, commitment processing, loan disposition, servicing and accounting.

•	Research, Analytics, and Training
o

Tamale RMS – Tamale RMS is a purpose-built research management solution, enabling investment analysts and portfolio managers to organize an escalating volume of research data and apply it more effectively in due diligence. It is a centralized repository for capturing, organizing and sharing every piece of research received or created.

o

Research, Analytics and Consulting - SS&C’s Research, Analytics and Consulting (RAC) group helps leading companies in the financial services industry manage data, gain insight and ignite change in their business. Through effective use of advanced analytics, research and distribution intelligence technologies, SS&C RAC enables business to better understand, predict and optimize key business factors impacting their asset growth and profitability.

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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2019, revenues from professional services represented 2% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours and additional hours are available during peak periods. We distribute content-rich, periodic blogs and thought leadership targeted at clients and prospects in each of our vertical and geographic markets. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, SS&C Learning Institute, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis. Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized firms in the financial services and healthcare industries. During the year ended December 31, 2019, our top 10 clients represented approximately 16% of total revenues, with no single client accounting for more than 5% of total revenues.

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

Our marketing personnel have extensive experience in marketing to the financial services and healthcare industries and are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support.  Our marketing activities focus on cost-effective means of reaching current and potential clients, including:

●	Providing content-rich, periodic blogs and thought leadership targeted at clients and prospects in each of our vertical and geographic markets;
●	publishing and distributing thought leadership white papers or articles to appropriate press outlets;
●	hosting regular product-focused webinars;
●	attending seminars and symposiums;
●	participating in trade shows, hosted events and speaking engagements; and
●	delivering e-marketing campaigns.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2019, 2018 and 2017, our research and development expenses were $383.7 million, $318.2 million and $153.3 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments:  In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, the first consists of independent specialized administration providers, which are generally smaller than us, and the second includes prime brokerage and other financial services firms offering fund administration services.  Major competitors in this market include large custodian banks, such as State Street, BNY Mellon and Northern Trust, as well as CITCO Group. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership.  Our strengths in this market are our expertise, our independence, our transparency, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

Asset Management:  In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements.  Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as BNY Mellon Financial to smaller providers of specialized applications and technologies such as StatPro, Empower and others.  We also compete with internal processing and IT departments of our clients and prospective clients.  The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment.  Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients.

Healthcare:  In our healthcare markets, we compete with providers of pharmacy and medical claims processing, benefit management, care management, business process outsourcing, business intelligence and analytics. We compete with other third-party providers such as United Health/OptumRx and Magellan and companies that perform their services in-house with licensed or internally developed systems and processes. We believe that we compete effectively in the market due to our ongoing investment in our products and the development of new products to meet the evolving business requirements of our clients. Our competitors’ healthcare administration and health outcomes optimization solutions are primarily based on complete replacement of a payer’s core system. We believe that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that offer the most opportunity for improvement for the client, resulting in protection of the client’s current IT investment and less disruption to its business operation.

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

Financial Advisory: We define the advisory market as independent and regional broker-dealers, wealth managers, trust companies, advisory firms and registered investment advisers. We compete with a variety of vendors, which are generally smaller firms focused solely on the advisory market. Our competitors include Envestnet, Orion, Addepar, SEI’s wealth management platform and custodians such as Charles Schwab, Fidelity and Raymond James. Our strengths in this market are our premier platforms with flexible and on-demand delivery models and complementary products and services.

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

Employees

As of December 31, 2019, we had over 22,800 full-time employees, consisting of approximately:

●	3,100 employees in research and development;
●	17,400 employees in client support, consulting and services;
●	1,000 employees in sales and marketing;
●	1,300 employees in finance and administration.

As of December 31, 2019, approximately 11,700 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have good relations with our employees.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2019 we consummated our acquisitions of Investrack and Algorithmics. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

Our software-enabled services maintain and process confidential data and process trades and perform other back-office functions, including wiring funds, on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers.  In addition, following our acquisition of Intralinks in 2018, our platforms now house sensitive, confidential client information. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include IT attacks or failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats have become prevalent in our industry as well as for many firms that process information. Cybersecurity threats are evolving and our security measures, and those of our service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, attempts to gain unauthorized access to data, phishing attacks, social engineering, security breaches or employee or contractor malfeasance and other electronic security breaches that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. Such cyber security incidents could lead to disruptions in our systems, the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information and corruption of data. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In the last few years there have been many successful advanced cyber-attacks that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, there is no guarantee that our systems and procedures are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform.

Personal privacy has become a significant issue in the U.S. and in many other countries where we offer our solutions or may offer them in the future. The regulatory framework for privacy issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personal information. In the U.S., these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”) and federal financial regulatory bodies. Additionally, California recently enacted and amended legislation, the California Consumer Privacy Act of 2018, that came into effect on January 1, 2020 and affords consumers expanded privacy protections.  There may be additional amendments to this legislation, and it remains unclear what, if any, modification will be made to this legislation or how it will be interpreted.  The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur costs to comply.  Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers.  For instance, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes strict requirements related to processing the personal data of E.U. individuals and provides for robust regulatory enforcement and sanctions for non-compliance. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, data processors, customers and data subjects.  The GDPR is likely to increase our obligations, including by mandating documentation requirements and granting certain rights to individuals to inquire into how we collect, use, disclose, retain and process information about them.  Although we are continuing to take steps to comply with applicable portions of the GDPR, the scope of many of the GDPR’s requirements remains unclear and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient. On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U, commonly referred to as “Brexit,” and it is unclear how Brexit will affect the applicability of the GDPR with respect to U.K. individuals.

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

We are subject to income taxes in the U.S. and various international jurisdictions.  Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities.  On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), was signed into law, significantly reforming the U.S. Internal Revenue Code.  The Tax Act, among other things, reduces the U.S. federal statutory corporate tax rate, imposed a one-time transition tax on previously undistributed foreign earnings, limits the deductibility on executive compensation, imposes a tax on Global Intangible Low-Taxed Income (“GILTI”) and modifies or repeals many business deductions and credits.  During 2018 and 2019, the U.S. Department of Treasury and Internal Revenue Service issued several complex proposed and final regulations, and related guidance, regarding provisions of the Tax Act.  However, several aspects of the legislation remain unclear and subject to interpretation.  Further guidance, technical corrections and regulations are expected to be issued, which could lessen or increase certain impacts of the legislation.  Furthermore, states continue to issue guidance and enact legislation in response to the Tax Act, all of which could have a material impact on our income tax expense, assets and liabilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

As of December 31, 2019, we had approximately 5,000 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to products and services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry.  As a result, our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Federal Financial Institutions Examination Council (and its constituent members, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau), the Bermuda Monetary Authority, British Virgin Islands Financial Services Commission, Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission, FTC, Cayman Islands Monetary Authority, Commission de Surveillance du Secteur Financier, Financial Industry Regulatory Authority, Financial Conduct Authority, Central Bank of Ireland, National Futures Association, Ontario Securities Commission, SEC, Securities Commission of the Bahamas, U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the U.S., the United Kingdom (“U.K.”) and the other jurisdictions in which we operate.  As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.  In addition, the final outcome of negotiations between the U.K. and the E.U. relating to Brexit remains uncertain.  While the U.K. withdrew from the E.U. on January 31, 2020, negotiations regarding future arrangements will continue during a transition period scheduled to end on December 31, 2020.  As a result, the impact of the U.K. regulatory regime is unknown, but it is possible that we will become subject to more onerous regulations in the U.K.  Moreover, our healthcare business is subject to evolving and increasing federal and state regulation.  Such federal regulation is developed, interpreted or enforced by regulators including, the Centers for Medicare and Medicaid Services, the U.S. Dept. of Health and Human Services, the Office for Civil Rights and the Office of the Inspector General.  Typically a state’s department of insurance regulates much of our healthcare business; however, each state’s statutes dictate such authority.  Any of these regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations, or the interpretations thereof, may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future.

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

For the years ended December 31, 2019, 2018 and 2017 international revenues accounted for 27%, 28% and 27%, respectively, of our total revenues. We sell certain of our products primarily outside the U.S.  In addition, Brexit and international trade tensions have created political and economic uncertainty and instability in global financial and foreign currency markets. The current uncertainty over the final outcome of the negotiations between the U.K. and the E.U., with respect to the terms of Brexit, may adversely affect our operations and financial results, as we generated approximately $652.9 million, $503.9 million and $115.8 million in revenues from the U.K. in the years ended December 31, 2019, 2018 and 2017, respectively. Our international business is also subject to a variety of other risks, including:

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

We currently have a substantial amount of indebtedness. As of December 31, 2019, we had total indebtedness of $7,224.3 million and an additional $245.4 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We estimate that our current levels of indebtedness as of December 31, 2019 will result in annual interest payments of approximately $324.0 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.  At December 31, 2019, we had total debt of $7,224.3 million, including $5,198.7 million of variable interest rate debt and which may bear interest rates in relation to LIBOR, depending on our selection of repayment options.  On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and although alternative reference rates have been proposed, it is unknown whether they will attain market acceptance as replacements of LIBOR.  If LIBOR ceases to exist, we may need to renegotiate our Credit Agreement and may not be able to do so with terms that are favorable to us.  In particular, the method and rate used to calculate our interest rates and/or payments under the Credit Agreement in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations – Senior Secured Credit Facilities” for additional information.  The overall financial market may be disrupted as a result of the discontinuation, reform or replacement of LIBOR or any other benchmark rate, or any uncertainty in respect thereof.  Disruption in the financial market or the inability to renegotiate our Credit Agreement with favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2019, our common stock has traded as high as $67.73 and as low as $6.64.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.  In addition, the market price of our common stock may fluctuate significantly.  Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 20, 2020, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 13.3% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2019, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C and Advent Software, Inc. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located at 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in approximately 150 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 61% of our office space as compared to owning 39% of our office space.  We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims. Certain legal proceedings in which we are involved are discussed in Note 17 to the Consolidated Financial Statements, which is included elsewhere in this annual report on Form 10-K and incorporated by reference herein.  In the opinion of our management, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of February 14, 2020, we had approximately 97,000 beneficial shareholders of our common stock.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

And the Nasdaq Computer and Data Processing Index

*	$100 invested in stock on 12/31/2014. Return calculations of indices assume the reinvestment of dividends.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
SS&C Technologies Holdings, Inc.	100	118	99	141	159	217
Nasdaq Composite - Total Returns	100	107	116	151	147	200
Nasdaq Computer & Data Processing Index	100	131	143	201	222	299

ITEM 6.	SELECTED FINANCIAL DATA

The five-year selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
	2019 (5)	2018 (4)	2017 (3)	2016 (2)	2015 (1)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) DATA	($ in millions, except per share data)
Revenues	$4,632.9	$3,421.1	$1,675.3	$1,481.4	$1,000.3
Operating income	914.4	429.1	396.9	288.6	164.7
Other income (expense), net	25.7	8.2	(4.5)	3.4	3.9
Net income	438.5	103.2	328.9	131.0	42.9
Earnings per share - Basic	$1.73	$0.44	$1.60	$0.65	$0.24
Earnings per share - Diluted	$1.66	$0.42	$1.55	$0.64	$0.22
Weighted average shares outstanding - Basic	252.9	232.5	204.9	200.3	182.2
Weighted average shares outstanding - Diluted	264.2	243.7	211.6	205.8	190.9
Cash dividends declared and paid per common share (6)	$0.425	$0.30	$0.265	$0.25	$0.25

	As of December 31,
	2019 (5)	2018 (4)	2017 (3)	2016 (2)	2015 (1)
CONSOLIDATED BALANCE SHEET DATA	($ in millions)
Total assets	$16,741.1	$16,107.5	$5,539.5	$5,707.0	$5,802.2
Total long-term debt, including current portion	7,154.1	8,256.0	2,045.2	2,501.1	2,751.4
Stockholders’ equity	5,116.1	4,580.0	2,686.4	2,258.6	2,105.4

(1)

On July 8, 2015, we acquired all of the outstanding stock of Advent.  On September 1, 2015, we acquired the assets and business of Varden Technologies.  On November 16, 2015, we acquired all of the outstanding stock of Primatics Financial.

(2)

On March 11, 2016, we acquired the assets and business associated with Citigroup AIS.  On October 20, 2016, we acquired all of the outstanding stock of Salentica.  On December 1, 2016, we acquired the assets and business associated with GFS.  On December 15, 2016, we acquired all of the outstanding stock of Conifer.

(3)	On October 13, 2017, we acquired all of the outstanding stock of CommonWealth. On October 31, 2017, we acquired all of the outstanding stock of Modestspark.
(4)

On April 16, 2018, we acquired all of the outstanding stock of DST.  On June 1, 2018, we acquired the assets and business associated with CACEIS.  On October 1, 2018, we acquired all of the outstanding stock of Eze.  On November 16, 2018, we acquired all of the outstanding stock of Intralinks.  See Note 8 to our Consolidated Financial Statements.

(5)

On October 1, 2019, we acquired the assets and business associated with Investrack.  On November 29, 2019, we acquired the assets and business associated with Algorithmics.  See Note 8 to our Consolidated Financial Statements.

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

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base and expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2017, we have spent approximately $8.5 billion on our six most significant acquisitions, using a combination of cash on hand, equity and debt financing (as discussed in Notes 8, 10 and 11 to our Consolidated Financial Statements).

The following table lists the significant businesses we have acquired since January 1, 2017:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Algorithmics	November 2019	Added cloud-based risk analytics and additional regulatory solutions
Intralinks Holdings, Inc.	November 2018	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
Eze Software	October 2018	Strengthened SS&C’s front to back office technology
CACEIS North America	June 2018	Expanded fund administration services in hedge fund and private equity sectors
DST Systems, Inc.	April 2018	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
CommonWealth Fund Services Ltd.	October 2017	Expanded fund administration services in hedge fund and private equity sectors

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the businesses listed in the table above for the respective time periods each was owned by SS&C.

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services.  Since 2017, we have seen increased demand in the financial services industry for these services from existing and new customers.  We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanded our service offerings and providing our employees with sales incentives.  We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients.  Our software-enabled services revenues increased from $1,114.0 million and 66% of total revenues in 2017 to $3,869.2 million and 84% of revenues in 2019.  We believe that our high level of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology.

Liquidity. In connection with the acquisition of DST in the second quarter of 2018, we entered into a new credit agreement (“Credit Agreement”), which is described in Contractual Obligations, to fund a large portion of the purchase price, refinance amounts outstanding including our previously issued Senior Notes and our prior credit facility (“Prior Facility”) and refinance all of DST’s existing indebtedness.  We also raised cash through the sale and issuance of approximately 30.3 million shares of our common stock for total net proceeds of $1.4 billion.  In the fourth quarter of 2018, we funded our acquisitions of Eze and Intralinks with a combination of cash on-hand and $1,875.0 million in incremental term loan debt and the issuance of 9.9 million shares of our common stock.  In March of 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our existing senior secured credit facilities.  In January 2020, we entered into an amendment to our senior secured credit agreement, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.  No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

We generated $1,328.3 million in cash from operating activities in 2019, compared to $640.1 million and $471.8 million in 2018 and 2017, respectively. In 2019, we used our operating cash flow, $125.7 million in proceeds from the exercise of stock options and existing cash to repay $1.1 billion of net debt, pay $107.7 million in dividends, fund business acquisitions of $94.1 million, purchase $60.3 million of common stock for treasury and invest in capital expenditures in our business.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Software-enabled services	83.5%	81.8%	66.5%
License, maintenance and related	16.5%	18.2%	33.5%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2019	2018	2017	2019	2018
Software-enabled services	$3,869.2	$2,798.9	$1,114.0	38.2%	151.2%
License, maintenance and related	763.7	622.2	561.3	22.7%	10.8%
Total revenues	$4,632.9	$3,421.1	$1,675.3	35.4%	104.2%

Fiscal 2019 versus Fiscal 2018. Our revenues increased $1,211.8 million, or 35.4%, primarily due to our acquisitions, which included DST and CACEIS in the second quarter of 2018 and Eze and Intralinks in the fourth quarter of 2018, along with our acquisitions of Investrack and Algorithmics in the fourth quarter of 2019, which, combined, contributed $1,140.5 million to the increase in revenues.  Excluding the impact of acquisitions, revenues increased primarily due to an increase in revenues for institutional and investment management products and advisory and wealth management products. The unfavorable impact from foreign currency translation reduced revenues by $22.2 million.  Software-enabled services revenues increased $1,070.3 million, or 38.2%, primarily due to the acquisitions, which contributed $1,095.5 million to the increase in revenues, as well as from a continued increase in demand for services for advisory and wealth managers.  These increases were partially offset by the unfavorable impact from foreign currency translation of $17.0 million.  License, maintenance and related revenues increased $141.5 million, or 22.7%, primarily due to increased license revenues for institutional and investment management products and advisory and wealth management products, as well as the acquisitions, which contributed $45.0 million to the increase in revenues.  These increases were partially offset by the unfavorable impact from foreign currency translation of $5.2 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Cost of software-enabled services	59.6%	62.6%	56.4%
Cost of license, maintenance and related	40.1%	47.9%	46.0%
Total cost of revenues	56.4%	60.0%	52.9%
Gross margin percentage	43.6%	40.0%	47.1%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2019	2018	2017	2019	2018
Cost of software-enabled services	$2,305.7	$1,753.0	$628.1	31.5%	179.1%
Cost of license, maintenance and related	306.0	298.1	258.3	2.7%	15.4%
Total cost of revenues	$2,611.7	$2,051.1	$886.4	27.3%	131.4%

Fiscal 2019 versus Fiscal 2018. Our total cost of revenues increased $560.6 million, or 27.3%, primarily due to our acquisitions, which contributed $635.0 million to the increase in costs, partially offset by a decrease in cost of revenues as a result of the elimination of redundant positions and other cost saving measures enacted during 2018 and 2019.  The favorable impact from foreign currency translation reduced costs by $16.9 million.  Cost of software-enabled services revenues increased $552.7 million, or 31.5%, primarily due to our acquisitions, which contributed $615.4 million to the increase in costs, partially offset by a decrease in costs of software-enabled services revenues as a result of the elimination of redundant positions and other cost saving measures enacted during 2018 and 2019.  The favorable impact from foreign currency translation reduced costs by $14.9 million.  Costs of license, maintenance and related revenues increased $7.9 million or 2.7%, primarily due to our acquisitions, which contributed $19.6 million in costs, partially offset by decreases in amortization expense of intangible assets acquired.  The favorable impact from foreign currency translation reduced costs by $2.0 million in costs.

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

Operating Expenses

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions, travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. Transaction expenses consist of certain costs associated with our acquisition of DST, including costs to enter into our Credit Agreement, investment banker advisory fees, legal and other professional fees.

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Selling and marketing	7.6%	6.1%	7.1%
Research and development	8.3%	9.3%	9.2%
General and administrative	8.0%	9.2%	7.1%
Transaction expenses	—	2.9%	—
Total operating expenses	23.9%	27.5%	23.4%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2019	2018	2017	2019	2018
Selling and marketing	$353.9	$211.0	$118.5	67.7%	78.1%
Research and development	383.7	318.2	153.3	20.6%	107.6%
General and administrative	369.2	313.9	119.6	17.6%	162.5%
Transaction expenses	—	97.8	0.6	(100.0)%	16200.0%
Total operating expenses	$1,106.8	$940.9	$392.0	17.6%	140.0%

Fiscal 2019 versus 2018. Operating expenses increased $165.9 million, or 17.6%, primarily due to our acquisitions, which contributed $353.6 million to the increase in expenses, and increases in personnel-related and legal costs.  These increases were partially offset by a decrease in stock-based compensation expense, the absence of Transaction expenses in 2019 and a decrease in expenses as a result of the elimination of redundant positions and other cost saving measures enacted during 2018 and 2019.  The favorable impact from foreign currency translation reduced costs by $5.8 million.

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

Comparison of Fiscal 2019, 2018 and 2017 for Interest, Taxes and Other

Interest income. We had interest income of $4.7 million in 2019 compared to $9.1 million in 2018 and $1.2 million in 2017. The decrease in interest income in 2019 primarily resulted from lower average cash balances relative to the prior year.  The increase in interest income in 2018 primarily resulted from higher average cash balances relative to the prior year.

Interest expense. We had interest expense of $409.6 million in 2019 compared to $280.1 million in 2018 and $108.6 million in 2017. The increase in interest expense in 2019 reflects the full year effect of our borrowings under our Credit Agreement in connection with the acquisitions of DST, Eze and Intralinks during 2018 and, to a lesser extent, higher average interest rates associated with the issuance of our 5.5% Senior Notes.  The increase in interest expense in 2018 was primarily due to increased borrowings in connection with our acquisitions of DST, Eze and Intralinks and, to a lesser extent, higher average interest rates.  These increases were partially offset by the impact of repayments of the Prior Credit Agreement.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. Other income (expense), net for 2019 consisted primarily of investment gains, partially offset by foreign currency transaction losses. Other income (expense), net for 2018 consisted primarily of dividend income and foreign currency transaction gains partially offset by investment losses.

Equity in earnings of unconsolidated affiliates, net.  We had equity in earnings of unconsolidated affiliates, net of $3.6 million for 2019 and $2.1 million for 2018, respectively.  This is primarily related to our proportionate share of IFDS L.P.’s net income, offset by amortization of basis differences.

Loss on extinguishment of debt, net. We recorded a $7.1 million loss on extinguishment of debt in 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes.  The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization.  The Senior Notes are discussed further in “Liquidity and Capital Resources.”  We recorded a $43.3 million loss on extinguishment of debt in 2018 related to the amendment and restatement of our credit agreement.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and unamortized original issue discount related to the Prior Credit Agreement and Senior Notes for amounts accounted for as a debt extinguishment and a make-whole premium paid in connection with the redemption of the Senior Notes.  We recorded a $2.3 million loss on extinguishment of debt in 2017 in connection with the amendment of our senior secured credit facility. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit facility for amounts accounted for as a debt extinguishment, as well as the new financing fees related to the senior secured credit facility for amounts accounted for as a debt modification.

Provision (benefit) for income taxes. The following table sets forth the provision (benefit) for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2019	2018	2017	2019	2018
Provision (benefit) for income taxes	$93.2	$21.9	$(46.2)	325.6%	(147.4)%
Effective tax rate	17.5%	17.5%	(16.3)%

Our 2019, 2018 and 2017 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations, permanent book to tax differences and the effect of the Tax Act.  Our effective tax rate for 2019 includes benefits related to stock-based awards, the utilization of foreign net operating losses against which valuation allowances were previously recorded and releases of uncertain tax positions due to closed audits and statute of limitation expirations.  The increase in the effective tax rate from 2017 to 2018 was due primarily to the unfavorable impact of certain provisions in the U.S. federal tax legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), as well as the absence of the net favorable impact of the Tax Act in 2017.  These increases were partially offset by the relative favorable impact of excess tax benefits from stock-based awards compared to the prior year and the favorable impact of a revaluation on existing state deferred tax liabilities due to acquisitions.  In 2017, we recorded a provisional tax benefit for the impact of the Tax Act of $88.0 million. We did not make any material adjustments as a result of completing our accounting related to the Tax Act. See Notes 2 and 16 to the Consolidated Financial Statements for additional information.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in India and the U.K., where the statutory rates were 29.1% and 19.0%, respectively, in 2019, 30.5% and 19.0%, respectively, in 2018, and 34.6% and 19.3%, respectively, in 2017.  A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

In November 2019, we purchased Algorithmics for approximately $89.6 million, plus the costs of effecting the transaction and the assumption of certain liabilities.  We funded this purchase with cash on hand.

In 2019, we paid quarterly cash dividends totaling $107.7 million.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2019 were $1,789.4 million, an increase of $676.1 million from $1,113.3 million at December 31, 2018. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients.  See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients.  We had $1,729.9 million and $1,014.7 million of client funds obligations at December 31, 2019 and 2018, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2019	2018	2017	2019	2018

Operating activities	$1,328.3	$640.1	$471.8	$688.2	$168.3
Investing activities	(140.5)	(7,102.6)	(63.3)	6,962.1	(7,039.3)
Financing activities	(513.4)	7,517.0	(468.0)	(8,030.4)	7,985.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.7	(5.9)	4.5	7.6	(10.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$676.1	$1,048.6	$(55.0)	$(372.5)	$1,103.6

Operating activities: Cash provided by operating activities primarily resulted from net income of $438.5 million adjusted for non-cash items of $761.5 million and by changes in our working capital accounts (excluding the effect of acquisitions) totaling $128.3 million. The changes in our working capital accounts were driven by increases in deferred revenue, decreases in prepaid expenses and other assets and decreases in accounts receivable, partially offset by increases in contract assets, decreases in accrued expenses and other liabilities and an increase in prepaid income taxes.  The increase in deferred revenues is related to a multi-year $250.0 million license agreement signed in the third quarter of 2019 with an up-front payment, which we received in 2019. The license revenue is expected to be recognized over approximately four years.  The decrease in prepaid expenses and other assets was primarily due to the timing of payments.  The decrease in accounts receivable was primarily due to a decrease in days’ sales outstanding.  The increase in contract assets was primarily due to new term license deals.  The decrease in accrued expenses and other liabilities was primarily due to lower professional fee accruals and lower compensation accruals offset by higher accrued interest on our Senior Notes as the interest is paid semi-annually.

Investing activities: We used net cash of $140.5 million primarily related to cash paid for business acquisitions (net of cash acquired) of $94.1 million, $67.4 million in capitalized software development costs and $63.0 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $65.1 million, receipts from the collection of other non-current receivables of $10.2 million, proceeds from the sale of property and equipment of $6.2 million and distributions received from our unconsolidated affiliates of $2.8 million.

Financing activities: Cash used in financing activities of $513.4 million primarily resulted from the net repayments of debt totaling $1,123.8 million, $107.7 million in quarterly dividends paid, $60.3 million in treasury stock repurchases, $22.8 million in withholding taxes paid related to equity award net share settlements and the payment of $6.1 million in fees related to debt extinguishment and refinancing activities.  These payments were partially offset by the net increase in client funds obligations of $681.6 million and $125.7 million in cash received from stock option exercises.

Fiscal 2018 versus 2017

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2018 were $1,113.3 million, an increase of $1,048.6 million from $64.7 million at December 31, 2017. The increase in cash was primarily due to the inclusion of cash and cash equivalents associated with funds held on behalf of clients of $940.2 million. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

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

Investing activities: We used net cash of $7,102.6 million primarily related to cash paid for business acquisitions (net of cash acquired) of $7,066.7 million, $55.5 million in capitalized software development costs, $33.6 million in capital expenditures and $16.4 million in investments in securities, partially offset by proceeds from sales and maturities of investments of $45.1 million, proceeds from the sale of property and equipment of $9.7 million, distributions received from our unconsolidated affiliates of $7.8 million and receipts from the collection of other non-current receivables of $7.0 million.

Financing activities: Cash provided by financing activities of $7,517.0 million primarily resulted from $5,603.0 million received from debt borrowings, net of original issue discount and repayments of debt, net proceeds of $1,399.1 million from common stock issuance, net increase in client funds obligations of $604.8 million and $84.9 million in cash received from stock option exercises. These proceeds were partially offset by the payment of $86.4 million in fees related to debt extinguishment and refinancing activities, $70.9 million in quarterly dividends paid and $17.5 million in withholding taxes paid related to equity award net share settlements.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2019, we held approximately $94.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made. At December 31, 2019, we held approximately $75.4 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$7,224.3	$76.3	$107.6	$106.8	$6,933.6
Interest payments (1)	1,982.2	324.0	638.8	630.6	388.8
Operating lease obligations (2)	513.4	79.4	143.5	104.5	186.0
Tax payable (3)	24.2	—	—	11.9	12.3
Purchase obligations (4)	194.7	103.6	86.5	4.6	—
Total contractual obligations	$9,938.8	$583.3	$976.4	$858.4	$7,520.7

(1)

Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 1.80% plus 2.25% for U.S. dollar loans on our Term B-3, B-4 and B-5 facilities and 5.5% on our Senior Notes.

(2)	We are obligated under noncancelable operating leases for office space and office equipment.
(3)	Represents our obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years.
(4)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2019, our liability for uncertain tax positions and related interest and penalties payable was $111.4 million and $27.2 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.  As a result, these amounts are not included in the above contractual obligations table.

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

The Credit Agreement includes four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility which matures on July 8, 2022 for SS&C (“Term B-1 Loan”); (ii) a $5.9 million term B-2 facility which matures on July 8, 2022 for SS&C SARL (“Term B-2 Loan”); (iii) a new $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (the “Term B-3 Loan”); and (iv) a new $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (the “Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $245.4 million was available as of December 31, 2019.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $4.6 million was utilized as of December 31, 2019.

The majority of the initial proceeds from the Initial Term Loans was used to fund the acquisition of DST, repay certain amounts outstanding under our then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of our 5.875% Senior Notes due 2023 (“Prior Senior Notes”) and repay acquired debt associated with DST.

The refinancing of the Prior Credit Agreement was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.  See Note 10 to our Consolidated Financial Statements for further discussion of debt.

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

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility. Amounts drawn on the Revolving Credit Facility initially bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%, and is subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.0% in the case of the LIBOR margin and 1.0% in the case of the base rate margin.  The Term B-1 Loan and Term B-2 Loan bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%.  The Term B-3 Loan, Term B-4 Loan and Term B-5 Loan initially bear interest at either LIBOR plus 2.50% or at the base rate plus 1.50%, and are subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin. In January 2020, we entered into an amendment to our Credit Agreement, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.  No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

As of December 31, 2019, there was $1,982.6 million in principal amount outstanding under the Term B-3 Loan, $1,374.7 million in principal amount outstanding under the Term B-4 Loan and $1,841.4 million in principal amount outstanding under the Term B-5 Loan.  There were no principal amounts outstanding under the Term B-1 Loan and Term B-2 Loan.

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

SS&C’s and SS&C SARL’s obligations under the Term Loans are guaranteed by (i) our existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-3 Loan, Term B-5 Loan and the Revolving Credit Facility and (ii) our existing and future wholly-owned restricted subsidiaries, in the case of the Term B-4 Loan.

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

As of December 31, 2019, there was $2.0 billion in principal amount of Senior Notes outstanding.

On April 16, 2018, we redeemed all of the outstanding principal amount of our Prior Senior Notes utilizing a portion of the proceeds from the Initial Term Loans described above.  The redemption of the Prior Senior Notes required the payment of a “make whole” premium calculated pursuant to the indenture governing the Prior Senior Notes.  See Loss on extinguishment of debt within Note 10 to our Consolidated Financial Statements for further discussion.  In addition, on May 1, 2018, we redeemed senior notes of DST that were acquired as a part of the acquisition of DST utilizing a portion of the proceeds of the Initial Term Loans described above.  The redemption of DST’s senior notes totaled $600.4 million, which included a “make whole” premium.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage, which matures in October 2020 (“U.K. Mortgage”).  The outstanding amount under the U.K. Mortgage was $22.5 million at December 31, 2019 with a fixed interest rate of 3.1%.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income	$438.5	$103.2	$328.9
Interest expense, net	404.9	271.0	107.4
Provision (benefit) for income taxes	93.2	21.9	(46.2)
Depreciation and amortization	775.2	518.5	237.2
EBITDA	1,711.8	914.6	627.3
Stock-based compensation	72.4	96.9	41.5
Capital-based taxes	—	—	0.3
Acquired EBITDA and cost savings (1)	49.6	523.5	4.5
Non-cash portion of straight-line rent expense	0.1	—	4.4
Loss on extinguishment of debt, net	7.1	43.3	2.3
Equity in earnings of unconsolidated affiliates, net	(3.6)	(2.1)	—
Purchase accounting adjustments (2)	14.0	17.8	4.4
ASC 606 adoption impact	19.0	40.2	—
Other (3)	7.1	170.5	15.3
Consolidated EBITDA, as defined	$1,877.5	$1,804.7	$700.0

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

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2019 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.75x	2.70x

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

Our investments in unconsolidated affiliates, which were recorded at fair value through the allocation of the purchase price for the acquisition of DST, are accounted for under the equity method of accounting.  The carrying value of our investments in unconsolidated affiliates exceeds the proportionate share of net assets of the unconsolidated affiliates, resulting in basis differences. We recognize our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on our Consolidated Statements of Comprehensive Income (Loss).

Our partnership interests in private equity funds, marketable equity securities and seed capital investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are recorded at fair value, with changes in the fair value recognized in other income (expense), net on our Consolidated Statements of Comprehensive Income (Loss). Our marketable equity securities and seed capital investments have readily determinable fair values in the market.  We use net asset value as a practical expedient for the fair value of partnership interests in private equity funds that are not accounted for under the equity method of accounting.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value.

Judgement is required in the determination of goodwill reporting units.  During the year ended December 31, 2018, our reporting unit structure changed as a result of acquisitions which we completed during the year. As of December 31, 2019 and 2018, we had two reporting units, one which includes the DST business, and one which includes the rest of our operations.  To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. In 2017, we adopted Accounting Standards Update (“ASU”) 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, for our annual goodwill impairment test.  The new guidance removed the second step of the goodwill impairment test requiring a hypothetical purchase price allocation. The first step of the impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2019.

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

Software Capitalization

Significant management judgement is required in determining which projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects.  Management specifically evaluates software development projects, milestones achieved and the commitments to continue funding the projects.  Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs.  We review, on a quarterly basis, our capitalized software for possible impairment.

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the cost savings method or the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2019, 2018 and 2017 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

As of December 31, 2019, we had $111.4 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

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

We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective transition method. Prior period information was not restated and continues to be presented under ASC 840, Leases. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition. In addition, we will not apply the guidance of ASC 842 to leases with an initial term of 12 months or less as allowed by the standard.

Our lease portfolio primarily consists of real estate office space with lease terms ranging from 1 to 15 years. Adoption of the new standard resulted in the recording of right-of-use assets and lease payment obligations for our real estate office leases of $387.6 million and $417.8 million, respectively, as of January 1, 2019. The standard did not materially impact our Consolidated Statement of Comprehensive Income (Loss) or Consolidated Statement of Cash Flows. See Note 5, “Leases” for further details.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for us for our first quarter of fiscal 2020. Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date. This ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us for our first quarter of fiscal 2021.  Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date.  Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2019-12 on our Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For 2019, there were average daily cash balances of approximately $2.3 billion maintained in such accounts.  We estimate that a 1% change in interest rates would equate to approximately $9.0 million of net income on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At December 31, 2019, we had total debt of $7,224.3 million, including $5,198.7 million of variable interest rate debt. As of December 31, 2019, a 1% change in LIBOR would result in a change in interest expense of approximately $52.0 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities.  Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of December 31, 2019 was approximately $93.9 million.  The impact of a 10% change in fair value of these investments would have been approximately $6.9 million to net income.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During 2019, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2019. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and 2018, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Algorithmics from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Algorithmics from our audit of internal control over financial reporting. Algorithmics is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – DST Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $7,959.9 million as of December 31, 2019. Management tests goodwill annually for impairment as of December 31 and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management measures the fair value of the Company’s reporting units utilizing the income method. Significant judgments required to estimate the fair value of the Company’s reporting units include determining appropriate discount rates and estimating the margin on the Company’s earnings before income taxes, depreciation, amortization and stock-based compensation.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the DST reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s determination of future cash flows and significant assumptions, including the discount rate and the margin on the Company’s earnings before income taxes, depreciation, amortization and stock-based compensation. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate of the DST reporting unit; evaluating the appropriateness of the income method; testing the completeness, accuracy, and relevance of underlying data used in the income method; and evaluating the significant assumptions used by management, including the discount rate and the margin on the Company’s earnings before income taxes, depreciation, amortization and stock-based compensation. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income method and the discount rate. Evaluating management’s assumptions related to the margin on the Company’s earnings before income taxes, depreciation, amortization and stock-based compensation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 28, 2020

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$152.8	$166.7
Funds receivable and funds held on behalf of clients	1,729.9	1,014.7
Accounts receivable, net of allowance for doubtful accounts of $13.2 and $9.4, respectively (Note 3)	669.7	681.7
Contract asset	20.0	18.5
Prepaid expenses and other current assets	204.5	160.1
Restricted cash and cash equivalents	9.0	6.4
Total current assets	2,785.9	2,048.1
Property, plant and equipment, net (Note 4)	466.4	553.2
Operating lease right-of-use assets (Note 5)	375.3	—
Investments (Note 6)	160.1	190.5
Unconsolidated affiliates (Note 7)	234.8	239.3
Contract asset	78.6	31.5
Goodwill (Note 9)	7,959.9	7,858.0
Intangible and other assets, net of accumulated amortization of $2,022.0 and $1,360.2, respectively (Note 9)	4,680.1	5,186.9
Total assets	$16,741.1	$16,107.5
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$76.3	$87.5
Client funds obligations	1,729.9	1,014.7
Accounts payable	36.9	41.4
Income taxes payable	13.3	11.1
Accrued employee compensation and benefits	290.6	322.0
Interest payable	27.6	0.2
Other accrued expenses	268.4	199.2
Deferred revenue	333.2	245.7
Total current liabilities	2,776.2	1,921.8
Long-term debt, net of current portion (Note 10)	7,077.8	8,168.5
Operating lease liabilities (Note 5)	348.6	—
Other long-term liabilities	333.7	235.5
Deferred income taxes	1,088.7	1,201.7
Total liabilities	11,625.0	11,527.5
Commitments and contingencies (Note 17)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 257.6 million shares and 252.4 million shares issued, respectively, and 254.6 million shares and 250.8 million shares outstanding, respectively	2.6	2.5
Additional paid-in capital	4,266.9	4,091.4
Accumulated other comprehensive loss	(253.0)	(343.0)
Retained earnings	1,177.9	847.1
	5,194.4	4,598.0
Less: cost of common stock in treasury, 2.9 and 1.6 million shares, respectively	(78.3)	(18.0)
Total stockholders’ equity	5,116.1	4,580.0
Total liabilities and stockholders’ equity	$16,741.1	$16,107.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Software-enabled services	$3,869.2	$2,798.9	$1,114.0
License, maintenance and related	763.7	622.2	561.3
Total revenues	4,632.9	3,421.1	1,675.3
Cost of revenues:
Software-enabled services	2,305.7	1,753.0	628.1
License, maintenance and related	306.0	298.1	258.3
Total cost of revenues	2,611.7	2,051.1	886.4
Gross profit	2,021.2	1,370.0	788.9
Operating expenses:
Selling and marketing	353.9	211.0	118.5
Research and development	383.7	318.2	153.3
General and administrative	369.2	313.9	119.6
Transaction expenses	—	97.8	0.6
Total operating expenses	1,106.8	940.9	392.0
Operating income	914.4	429.1	396.9
Interest income	4.7	9.1	1.2
Interest expense	(409.6)	(280.1)	(108.6)
Other income (expense), net	25.7	8.2	(4.5)
Equity in earnings of unconsolidated affiliates, net	3.6	2.1	—
Loss on extinguishment of debt, net	(7.1)	(43.3)	(2.3)
Income before income taxes	531.7	125.1	282.7
Provision (benefit) for income taxes (Note 16)	93.2	21.9	(46.2)
Net income	$438.5	$103.2	$328.9

Basic earnings per share	$1.73	$0.44	$1.60
Diluted earnings per share	$1.66	$0.42	$1.55

Basic weighted average number of common shares outstanding	252.9	232.5	204.9
Diluted weighted average number of common and common equivalent shares outstanding	264.2	243.7	211.6

Net income	$438.5	$103.2	$328.9
Other comprehensive income (loss), net of tax:
Change in unrealized loss on interest rate swaps	(2.8)	—	—
Foreign currency exchange translation adjustment	92.8	(260.3)	56.4
Total comprehensive income (loss), net of tax	90.0	(260.3)	56.4
Comprehensive income (loss)	$528.5	$(157.1)	$385.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$438.5	$103.2	$328.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	775.2	518.5	237.2
Equity in earnings of unconsolidated affiliates, net	(3.6)	(2.1)	—
Cash distributions received from unconsolidated affiliates	2.5	4.2	—
Stock-based compensation expense	72.4	96.9	41.5
Net gains on investments	(35.1)	(0.9)	—
Amortization and write-offs of loan origination costs and original issue discounts	28.4	13.6	10.5
Loss on extinguishment of debt, net	—	43.3	2.3
Loss on sale or disposition of property and equipment	2.6	0.3	0.9
Deferred income taxes	(87.1)	(105.8)	(152.0)
Provision for doubtful accounts	6.2	4.0	2.4
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	9.9	50.4	(1.8)
Prepaid expenses and other assets	49.1	31.9	(7.3)
Contract assets	(48.1)	(22.3)	—
Accounts payable	(0.7)	(91.0)	13.8
Accrued expenses and other liabilities	(43.2)	(2.9)	(14.8)
Income taxes prepaid and payable	(35.0)	(17.4)	45.6
Deferred revenue	196.3	16.2	(35.4)
Net cash provided by operating activities	1,328.3	640.1	471.8
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	(94.1)	(7,066.7)	(17.4)
Additions to property and equipment	(63.0)	(33.6)	(35.5)
Proceeds from sale of property and equipment	6.2	9.7	—
Additions to capitalized software	(67.4)	(55.5)	(10.4)
Investments in securities	(0.3)	(16.4)	—
Proceeds from sales / maturities of investments	65.1	45.1	—
Distributions received from unconsolidated affiliates	2.8	7.8	—
Collection of other non-current receivables	10.2	7.0	—
Net cash used in investing activities	(140.5)	(7,102.6)	(63.3)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	2,241.0	8,744.0	45.0
Repayments of debt and acquired debt	(3,364.8)	(3,141.0)	(512.5)
Fees paid for debt extinguishment and refinancing activities	(6.1)	(86.4)	(1.5)
Net increase in client funds obligations	681.6	604.8	—
Proceeds from exercise of stock options	125.7	84.9	60.2
Withholding taxes paid related to equity award net share settlement	(22.8)	(17.5)	(4.8)
Proceeds from common stock issuance, net	—	1,399.1	—
Purchase of common stock for treasury	(60.3)	—	—
Dividends paid on common stock	(107.7)	(70.9)	(54.4)
Net cash (used in) provided by financing activities	(513.4)	7,517.0	(468.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.7	(5.9)	4.5
Net increase (decrease) in cash, cash equivalents and restricted cash	676.1	1,048.6	(55.0)
Cash, cash equivalents and restricted cash, beginning of period	1,113.3	64.7	119.7
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,789.4	$1,113.3	$64.7

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$152.8	$166.7	$64.1
Restricted cash and cash equivalents	9.0	6.4	0.6
Funds receivable and funds held on behalf of clients	1,627.6	940.2	—
	$1,789.4	$1,113.3	$64.7
Supplemental disclosure of cash paid for:
Interest	$353.7	$249.8	$102.7
Income taxes, net of refunds	$222.7	$143.4	$67.6

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired through tenant improvement allowances	$2.8	$0.7	$10.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in millions, except per share data)

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2016	204.6	$2.1	$1,921.3	$492.4	$(139.1)	$(18.0)	$2,258.7
Net income	—	—	—	328.9	—	—	328.9
Foreign exchange translation adjustment (Note 11)	—	—	—	—	56.4	—	56.4
Stock-based compensation expense (Note 13)	—	—	41.4	—	—	—	41.4
Exercise of options, net of withholding taxes (Note 13)	3.5	—	55.4	—	—	—	55.4
Dividends declared - $0.265 per share (Note 11)	—	—	—	(54.4)	—	—	(54.4)
Balance, at December 31, 2017	208.1	$2.1	$2,018.1	$766.9	$(82.7)	$(18.0)	$2,686.4
Net income	—	—	—	103.2	—	—	103.2
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(260.3)	—	(260.3)
Stock-based compensation expense (Note 13)	—	—	91.1	—	—	—	91.1
Exercise of options, net of withholding taxes (Note 13)	4.1	—	67.4	—	—	—	67.4
Non-cash purchase price consideration (Note 8)	—	—	48.1	—	—	—	48.1
Cumulative effect of accounting change (Note 12)	—	—	—	47.9	—	—	47.9
Issuance of common stock (Note 11)	40.2	0.4	1,866.7	—	—	—	1,867.1
Dividends declared - $0.30 per share (Note 11)	—	—	—	(70.9)	—	—	(70.9)
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$4,580.0
Net income	—	—	—	438.5	—	—	438.5
Foreign exchange translation adjustment (Note 11)	—	—	—	—	92.8	—	92.8
Net change in interest rate swaps (Note 11)	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation expense (Note 13)	—	—	72.4	—	—	—	72.4
Exercise of options, net of withholding taxes (Note 13)	5.2	0.1	102.8	—	—	—	102.9
Dividends declared - $0.425 per share (Note 11)	—	—	0.3	(107.7)	—	—	(107.4)
Purchase of common stock (Note 11)	—	—	—	—	—	(60.3)	(60.3)
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$5,116.1

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

Note 1—Organization

We provide software products and software-enabled services to the financial services and healthcare industries, primarily in North America. We also have operations in Europe, Asia, Australia, South America and Africa. Our portfolio of products and software-enabled services allows our financial services clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our products and software-enabled services in the healthcare industry support claims adjudication, benefit management, care management and business intelligence services.

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

Software-enabled Services Revenue

We primarily offer software-enabled outsourcing services in which we utilize our own software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting.  We also use our own software applications to provide healthcare organizations a variety of medical and pharmacy benefit solutions to satisfy their information processing, quality of care, cost management concerns and payment integrity programs. Our healthcare solutions include claims adjudication, benefit management, care management, business intelligence and other ancillary services. We also offer subscription-based on-demand software applications that are managed and hosted at our facilities.  The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software.  Under these arrangements, the client does not have the right to take possession of the software, rather, we agree to provide access to our applications, remote use of our equipment to process transactions, access to client’s data stored on our equipment and connectivity between our environment and the client’s computing systems.

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

For our software-enabled services contracts, which are cancelable with 90 days’ notice or meet the allocation objective for a series of performance obligations under ASC 606, we have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when we expect to recognize this revenue.

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

Pre-adoption of ASC 606

We adopted ASC 606 using the modified retrospective method and as such, comparative results for the year ended December 31, 2017 were not retrospectively adjusted.  For the year ended December 31, 2017, we recognized revenue under ASC 605 and ASC 985.  Specifically, the software-enabled services revenues were recognized on a monthly basis as the services were provided, when persuasive evidence of an arrangement existed, the price was fixed or determinable and collectability was reasonably assured.  Maintenance revenues were recognized ratably over the term of the maintenance agreement.  Term license arrangements, many of which included bundled maintenance services, did not have vendor-specific objective evidence for the maintenance element and therefore the total term license fee was recognized ratably over the contractual term of the arrangement.  We also recognized perpetual license revenues generally upon delivery of each of the related products and receipt of a signed contract, provided that collection was probable and all other revenue recognition criteria was met.  Professional services revenues were generally recognized over the period during which the services were performed.

Costs of Revenues

Costs of revenues include all costs, including depreciation and amortization, incurred to produce revenues. Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a basis consistent with the pattern of transfer of goods or services to the customer to which the asset relates over the expected customer relationship period if we expect to recover those costs. Prior to the adoption of ASC 606, we expensed these costs over the length of the initial contract excluding any renewals. The expected customer relationship period is determined based on average historical customer relationship periods, including expected renewals. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs we incur to obtain a contract that we would not have incurred if the contract had not been obtained. We have determined that certain commissions programs meet the requirements to be capitalized.  Certain sales commissions associated with multi-year contracts are subject to an employee service requirement. As an action other than each party approving the contract is required to trigger payment of these sales commissions, they are not considered incremental costs to obtain a contract and are expensed as incurred.  These costs are included in selling and marketing and general and administrative expenses.  We expense sales commissions as incurred when the amortization period would have been one year or less.

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

Transaction Expenses

Transaction expenses are those costs that are directly related to our acquisition of DST Systems, Inc. (“DST”), as described in Note 8, “Acquisitions.”  Transaction expenses consist primarily of certain costs associated with the amendment and restatement of our Credit Agreement, as described in Note 10, “Debt”, investment banker advisory fees, legal fees and other fees.

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

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

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

Funds held on behalf of clients in the form of cash, cash equivalents and certificates of deposit with a maturity of less than twelve months are included in funds receivable and funds held on behalf of clients in the Consolidated Balance Sheet.  Funds held on behalf of clients in the form of certificates of deposit with a maturity of greater than twelve months are classified as investments on the Consolidated Balance Sheets.  All funds held on behalf of clients represent assets that are restricted for use.

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

Investments and Unconsolidated Affiliates

We hold various investments, including investments in marketable securities, non-marketable securities and partnership interests in private equity funds, joint ventures and other similar entities.

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

We have certain investments in unconsolidated affiliates accounted for under the equity method of accounting in which our carrying value exceeds our proportionate share of net assets of the unconsolidated affiliate.  The total investment in unconsolidated affiliates, including basis differences, is included in unconsolidated affiliates on the Consolidated Balance Sheet.  We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on the Consolidated Statements of Comprehensive Income (Loss).

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

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in the Consolidated Statements of Comprehensive Income (Loss).

Leases

We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space.

As of December 31, 2019, our operating leases are included on the Consolidated Balance Sheets as operating lease assets and operating lease liabilities, under ASC 842. An operating lease asset represents our right to use an underlying asset over the term of a lease while an operating lease liability represents our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date at the present value of the base minimum rent payments. Operating lease assets are also recognized at the commencement date as the total operating lease liability adjusted for prepaid rents, deferred rent liabilities and lease fair value adjustments that existed under ASC 840. As most of our leases do not provide an implicit rate, we use our estimated secured incremental borrowing rate within each of the significant geographic regions in which we operate based on the information available at lease commencement date in determining the present value of lease payments.

Our lease agreements typically do not contain variable lease payments, residual value guarantees or restrictive covenants. Many of our leases include the option to renew, however we do not believe it is reasonably certain that we will exercise the options as each individual lease is evaluated and further negotiated prior to the end of the current lease terms.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2019 or 2018. During the year ended December 31, 2018, our reporting unit structure changed as a result of acquisitions that we completed during the year.  As of December 31, 2019 and 2018, we had two reporting units, one which includes the DST business, and one which includes the rest of our operations.  Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units at December 31, 2019 and 2018. We measure the fair value of our reporting units utilizing the income method. Significant judgments required to estimate the fair value of our reporting units include determining appropriate discount rates and estimating the margin on our earnings before income taxes, depreciation, amortization and stock-based compensation.  There were no other indefinite-lived intangible assets as of December 31, 2019 or 2018.

Customer relationships, completed technology, trade names and other identifiable intangible assets are amortized over lives ranging from two to 17 years based on the ratio that cash flows for the intangible asset bear to the total of expected future cash flows for the intangible asset.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2019 and 2018.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2019 and 2018, we had no significant concentrations of credit.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) consists of net income, foreign currency translation adjustments and our proportionate share of the change in value of an interest rate swap agreement that one of our unconsolidated affiliates is a party to, which are presented in the Consolidated Statements of Comprehensive Income (Loss), net of tax and reclassifications to earnings. The accumulated balance of other comprehensive income (loss) is reported separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the Consolidated Balance Sheets. Total comprehensive income (loss) consists of net income and other accumulated comprehensive income (loss) disclosed in the equity section of the Consolidated Balance Sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method and are included as a deduction from equity in the stockholders’ equity section of the Consolidated Balance Sheets. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Contingencies

Loss contingencies from legal proceedings and claims may occur from government investigations, shareholder lawsuits, contractual claims, tax and other matters.  Accruals are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  Gain contingencies are not recognized until realized.  Legal fees are expensed as incurred.

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

We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective transition method. Prior period information was not restated and continues to be presented under ASC 840, Leases. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition. In addition, we will not apply the guidance of ASC 842 to leases with an initial term of 12 months or less as allowed by the standard.

Our lease portfolio primarily consists of real estate office space with lease terms ranging from 1 to 15 years. Adoption of the new standard resulted in the recording of right-of-use assets and lease payment obligations for our real estate office leases of $387.6 million and $417.8 million, respectively, as of January 1, 2019. The standard did not materially impact our Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows. See Note 5, “Leases” for further details.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  ASU 2016-13 is effective for us for our first quarter of fiscal 2020.  Application of the ASU is through a cumulative-effect adjustment to retained earnings as of the effective date.  This ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us for our first quarter of fiscal 2021.  Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date.  Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2019-12 on our Consolidated Financial Statements.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2019	2018
Accounts receivable	$488.5	$516.4
Unbilled accounts receivable	194.4	174.7
Allowance for doubtful accounts	(13.2)	(9.4)
Total accounts receivable, net	$669.7	$681.7

The following table represents the activity for the allowance for doubtful accounts (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$9.4	$6.7	$5.9
Charge to costs and expenses	6.2	4.0	2.4
Write-offs, net of recoveries	(2.4)	(1.3)	(1.8)
Other adjustments	—	—	0.2
Balance at end of period	$13.2	$9.4	$6.7

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2019	2018
Land	$47.5	$54.8
Building and improvements	302.2	309.5
Equipment, furniture, and fixtures	427.1	384.7
	776.8	749.0
Less: accumulated depreciation and amortization	(310.4)	(195.8)
Total property, plant and equipment, net	$466.4	$553.2

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $123.2 million, $100.1 million and $25.9 million, respectively.

Note 5—Leases

Our total operating lease costs were $79.0 million during the year ended December 31, 2019. Cash paid for amounts included in operating lease liabilities was $73.8 million during the year ended December 31, 2019 and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $41.5 million for the year ended December 31, 2019. Our weighted average remaining lease term and weighted average discount rates as of December 31, 2019 were 8.2 years and 5.0%, respectively.

Lease liabilities as of December 31, 2019 are as follows (in millions):

Maturity of Lease Liabilities
2020	$79.4
2021	77.1
2022	66.4
2023	55.9
2024	48.6
Thereafter	186.0
Total lease payments	$513.4
Less: interest	(105.1)
Present value of lease liabilities	$408.3

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018, as measured under ASC 840, Leases, were as follows (in millions):

Future Minimum Lease Payments
2019	$83.8
2020	76.5
2021	71.2
2022	61.6
2023	53.5
Thereafter	204.3
Total lease payments	$550.9

We have certain lease agreements with our unconsolidated real estate joint ventures.  We recognized operating lease expense of $2.9 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2019, 2018 and 2017 was approximately $9.1 million, $5.4 million and $5.4 million, respectively.

Lease payments to be received as of December 31, 2019 are as follows (in millions):

Lease Payments to be Received
2020	$10.3
2021	8.5
2022	6.1
2023	5.8
2024	3.0
Thereafter	10.1
Total lease payments	$43.8

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2019	2018
Partnership interests in private equity funds	$76.7	$102.1
Marketable equity securities	37.9	32.6
Non-marketable equity securities	45.5	45.0
Seed capital investments	—	10.3
Other investments	—	0.5
Total investments	$160.1	$190.5

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2019	2018
Unrealized gains (losses) on equity securities held as of the end of the period	$22.0	$(4.5)
Realized gains for equity securities sold during the period	11.3	0.9
Total gains (losses) recognized in other income (expense), net	$33.3	$(3.6)

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

As of December 31, 2019 and 2018, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  We have foreign currency derivative instruments that are required to be reported at fair value.  Fair value for the derivative instruments was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Accordingly, the derivative instruments have been classified as Level 2 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,051.1	$1,051.1	$—	$—
Marketable equity securities (2)	37.9	37.9	—	—
Deferred compensation liabilities (3)	(20.8)	(20.8)	—	—
Total	$1,068.2	$1,068.2	$—	$—

_____________________________________________________

(1)	Included in cash and cash equivalents and funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)	Included in investments on the Consolidated Balance Sheet.
(3)	Included in other long-term liabilities on the Consolidated Balance Sheet.

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$558.0	$558.0	$—	$—
Marketable equity securities (2)	32.6	32.6	—	—
Seed capital investments (2)	10.3	10.3	—	—
Deferred compensation liabilities (3)	(23.3)	(23.3)	—	—
Derivative instruments (4)	(0.3)	—	(0.3)	—
Total	$577.3	$577.6	$(0.3)	$—

_____________________________________________________

(1)	Included in cash and cash equivalents and funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)	Included in investments on the Consolidated Balance Sheet.
(3)	Included in other long-term liabilities on the Consolidated Balance Sheet.
(4)	Included in other accrued expenses on the Consolidated Balance Sheet.

During the year ended December 31, 2019, the fair value of our non-marketable equity securities was adjusted upward by $0.5 million.

We have partnership interests in various private equity funds that are not included in the table above.  Our investments in private equity funds were $76.7 million and $102.1 million at December 31, 2019 and 2018, respectively, of which $72.1 million and $95.2 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.6 million and $6.9 million, respectively, were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  At December 31, 2019 and 2018, one of our investments in private equity funds, representing 75% and 77%, respectively, of the total value of the private equity fund investments, was primarily invested in the energy sector and real estate.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  This fund has a termination date in 2020 with an optional one-year extension at the discretion of the general partner.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.  Future capital commitments related to our other private equity fund investments were approximately $1.6 million and $1.9 million as of December 31, 2019 and 2018, respectively.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  Even when transfer restrictions do not apply, there is generally no public market for the securities.  Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them.  As of December 31, 2019, we did not have plans to sell any of these investments.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities plus any future capital commitments, which include future commitments that we believe are unlikely to be called by the general partner.

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value	Excess carrying value of investment over proportionate share of net assets
	Ownership Percentage	December 31, 2019	December 31, 2019
International Financial Data Services L.P.	50%	$97.4	$44.9
Pershing Road Development Company, LLC	50%	77.0	75.2
Broadway Square Partners, LLP	50%	51.0	32.8
Other unconsolidated affiliates		9.4	—
Total		$234.8	$152.9

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. The total investment in unconsolidated affiliates, including basis differences, is included in unconsolidated affiliates on the Consolidated Balance Sheets. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on the Consolidated Statements of Comprehensive Income (Loss).

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2019	2018
International Financial Data Services L.P.	$3.6	$2.9
Pershing Road Development Company, LLC	1.7	0.2
Broadway Square Partners, LLP	1.3	(1.5)
Other unconsolidated affiliates	(3.0)	0.5
Total	$3.6	$2.1

International Financial Data Services L.P. (“IFDS L.P.”) is a 50% owned joint venture with State Street Corporation with operations in Canada, Ireland and Luxembourg. Pershing Road Development Company, LLC (“PRDC LLC”) is a 50% owned special-purpose entity formed to develop and lease office space to the U.S. government. Broadway Square Partners, LLP (“Broadway Square Partners”) is a 50% owned real estate joint venture formed to purchase, finance and engage in leasing activities with us and unrelated third parties. The difference between the amount at which each of IFDS L.P., PRDC LLC and Broadway Square Partners is carried and the amount of underlying equity in net assets, will be amortized as a component of equity in earnings of unconsolidated affiliates over approximately 15 years, 28 years and 40 years, respectively.

The following tables summarize related party transactions and balances outstanding with our related parties, which is entirely comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2019	2018
Operating revenues from related parties	$3.7	$5.6
Amounts paid to related parties (1)	20.4	14.4
Distributions received from related parties	3.3	11.8

	December 31,
	2019	2018
Outstanding advances/loans to related parties	$1.9	$6.1
Trade accounts receivable from related parties	1.1	1.2
Total amounts receivable from related parties	$3.0	$7.3

Amounts payable to related parties	$0.4	$—
(1)	Excludes amounts paid to our unconsolidated joint ventures related to loans, advancements and other capital investments.

Operating revenues from related parties were primarily generated from services provided for the use of our proprietary software and software development services. Payments to our related parties primarily included payments for rent and other facility and maintenance costs pursuant to the properties we lease from our unconsolidated real estate joint ventures. Distributions received include $2.5 million and $4.2 million return on investment and $3.1 million and $7.8 million return of investment for the years ended December 31, 2019 and 2018, respectively, primarily related to our investments in IFDS L.P., Broadway Square Partners and PRDC LLC.

Note 8—Acquisitions

2019 Acquisitions

Algorithmics

On November 29, 2019, we purchased the Algorithmics business (“Algorithmics”) for approximately $89.6 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities.  Algorithmics provides cloud-based risk analytics and regulatory offerings. Algorithmics’ solutions and technology address market, credit and liquidity risk, as well as capital management.

The net assets and results of operations of Algorithmics have been included in our Consolidated Financial Statements from November 29, 2019.  The fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach.  Specifically, the relief from-royalty method was utilized for the completed technology and trade names and the excess earnings method was utilized for the customer relationships.  The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.  The completed technology is amortized over approximately eight years, customer relationships are amortized over approximately 12 years, the trade names are amortized over approximately ten years, in each case the estimated lives of the assets.  The fair value of deferred revenue was determined using the market approach.  The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $4.8 million in revenues from Algorithmics’ operations included in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2019.

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

The net assets and results of operations of Intralinks have been included in our Consolidated Financial Statements from November 16, 2018.  The fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach.  Specifically, the relief from-royalty method was utilized for the completed technology and trade names and the excess earnings method was utilized for the customer relationships.  The completed technology and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.  The trade names are amortized on a straight-line basis.  The completed technology is amortized over approximately seven years, customer relationships are amortized over approximately 12 years, the trade names are amortized over approximately 13 years, in each case the estimated lives of the assets.  The fair value of deferred revenue was determined using the market approach.  The remainder of the purchase price was allocated to goodwill and is not tax deductible.

Eze Software

On October 1, 2018, we purchased all of the outstanding stock of Eze Software (“Eze”) for approximately $1.45 billion in cash, plus the costs of effecting the transaction and the assumption of certain liabilities.  We funded the acquisition with a combination of cash and $875.0 million in incremental term loan debt.  Eze provides investment management solutions designed to optimize operational and investment alpha throughout the entire investment process.

The net assets and results of operations of Eze have been included in our Consolidated Financial Statements from October 1, 2018.  The fair value of the intangible assets, consisting of customer relationships, completed technology, and trade names, was determined using the income approach.  Specifically, the relief from-royalty method was utilized for the completed technology and trade names and the excess earnings method was utilized for the customer relationships.  The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.  The completed technology is amortized over approximately seven years, customer relationships are amortized over approximately 16 years and the trade names are amortized over approximately ten years, in each case the estimated lives of the assets.  The remainder of the purchase price was allocated to goodwill and a portion is tax deductible.

CACEIS North America

On June 1, 2018, we purchased all of the outstanding stock of CACEIS North America (“CACEIS”) for approximately $20.0 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities.  CACEIS provides fund administration services and support for complex investment strategies.

The net assets and results of operations of CACEIS have been included in our Consolidated Financial Statements from June 1, 2018.  The fair value of the intangible assets, consisting of customer relationships, was determined using the income approach, specifically, the excess earnings method. The customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.  The customer relationships are amortized over approximately 16 years, which is the estimated life of the asset.  The remainder of the purchase price was allocated to goodwill and is not tax deductible.

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

The net assets and results of operations of DST have been included in our Consolidated Financial Statements from April 16, 2018.  The fair value of the intangible assets, consisting of customer relationships, completed technology, trade names and a non-compete agreement, was determined using the income approach.  Specifically, the relief from-royalty method was utilized for the completed technology and trade names, the excess earnings method was utilized for the customer relationships and the lost profits method was utilized for the non-compete agreements.  The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.  The completed technology is amortized over approximately 12 years, customer relationships are amortized over approximately 14 years, the trade names are amortized over approximately 12 years and the non-compete agreement is amortized over approximately two years, in each case the estimated lives of the assets.  The fair value of the fixed assets was determined using a combination of income, market and cost approaches, dependent on the type of fixed asset that was valued.  The fair value of investments was determined based on the nature of the underlying investment.  The fair value of investments in marketable equity securities and seed capital investments were determined using quoted prices in active markets for identical assets.  The fair value of investment in partnership interests in private equity funds was primarily determined using the net asset value of the fund.  The fair value of investments in non-marketable equity securities was determined based on recent observable transactions of similar equity securities of the investee.  The fair value of the investments in unconsolidated affiliates was determined using a combination of income and market approaches.  The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The following summarizes the preliminary allocation of the purchase price for the 2019 acquisition of Algorithmics.  The assets and liabilities pending finalization include the valuation of acquired tangible and intangible assets and the evaluation of taxes.  The following also summarizes the final allocation of the purchase price for the 2018 acquisitions of Intralinks, Eze, CACEIS and DST (in millions):

	Algorithmics	Intralinks	Eze	CACEIS	DST
Accounts receivable	$—	$58.3	$45.0	$1.5	$406.8
Fixed assets	0.2	8.6	15.9	0.4	500.5
Other assets	2.1	33.8	8.4	0.4	385.7
Investments	—	—	—	—	474.0
Acquired client relationships and contracts	27.2	646.1	463.8	9.8	1,889.1
Completed technology	20.3	123.2	168.1	—	550.0
Trade names	2.3	43.1	13.0	—	139.0
Non-compete agreements	—	—	—	—	43.0
Goodwill	57.1	825.0	814.6	9.7	2,641.9
Current portion of long-term debt	—	—	—	—	(605.8)
Accounts payable	—	(5.9)	(3.3)	(0.1)	(98.3)
Accrued employee compensation and benefits	(0.5)	(45.8)	(16.5)	(0.3)	(174.6)
Deferred revenue	(19.1)	(35.4)	(0.9)	(0.1)	(34.1)
Deferred income taxes	—	(179.0)	(56.6)	(1.3)	(751.9)
Long-term debt	—	—	—	—	(29.4)
Client funds obligations	—	—	—	—	(376.2)
Other liabilities assumed	—	(19.7)	(5.7)	(0.3)	(297.9)
Consideration paid, net of cash acquired	$89.6	$1,452.3	$1,445.8	$19.7	$4,661.8

Additionally, we acquired Investrack in October 2019 for approximately $7.7 million.

The consideration paid, net of cash acquired for DST above includes $48.1 million of non-cash consideration related to the fair value of unvested acquired equity awards with a pre-acquisition service period. This amount is excluded from “Cash paid for business acquisitions, net of cash acquired” for 2018 on our Consolidated Statements of Cash Flows. Cash acquired for DST includes $347.0 million of restricted cash and cash equivalents classified as funds held on behalf of clients.

We recorded severance expense related to reductions in headcount in connection with the integration efforts associated with the acquisitions of DST, Eze and Intralinks.  The majority of the positions eliminated in the reduction in force were effective in June 2018 for DST.  The amount of severance expense recognized in our Consolidated Statements of Comprehensive Income (Loss) for 2019 and 2018 was as follows (in millions):

	For the Year Ended December 31,
Consolidated Statements of Comprehensive Income (Loss) Classification	2019	2018
Cost of software-enabled services	$4.4	$38.3
Cost of license, maintenance and other related	—	0.5
Total cost of revenues	4.4	38.8
Selling and marketing	6.8	3.5
Research and development	1.5	12.7
General and administrative	3.2	7.6
Total operating expenses	11.5	23.8
Total severance expense	$15.9	$62.6

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

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Algorithmics and Investrack occurred on January 1, 2018 and Intralinks, Eze, CACEIS and DST occurred on January 1, 2017, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2019	2018	2017
Revenues	$4,726.5	$4,719.4	$4,501.6
Net income	$455.8	$109.1	$121.4

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2017	$3,707.8
2018 acquisitions	4,315.4
Adjustments to prior acquisitions	0.2
Effect of foreign currency translation	(165.4)
Balance at December 31, 2018	$7,858.0
2019 acquisitions	62.4
Adjustments to prior acquisitions	(24.2)
Effect of foreign currency translation	63.7
Balance at December 31, 2019	$7,959.9

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2019	2018
Customer relationships	$4,666.8	$4,618.4
Completed technology	1,406.8	1,379.6
Trade names	258.3	255.6
Other	45.8	45.7
Total intangible assets	6,377.7	6,299.3
Less: accumulated amortization	(1,980.5)	(1,338.0)
Total intangible assets, net	$4,397.2	$4,961.3

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2019, is expected to approximate (in millions):

Year Ending December 31,
2020	$582.4
2021	520.6
2022	486.6
2023	451.5
2024	412.6
Thereafter	1,943.5
Total	$4,397.2

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $633.0 million, $410.7 million and $205.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net capitalized software costs of $98.3 million and $42.6 million are included in the December 31, 2019 and 2018 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

Amortization expense related to capitalized software development costs was $19.0 million, $7.7 million and $5.4 million for each of the years ended December 31, 2019, 2018, and 2017, respectively.

Note 10—Debt

At December 31, 2019 and 2018, debt consisted of the following (in millions):

	December 31,
	2019	2018
Senior secured credit facilities, weighted-average interest rate of 4.05% and 4.77%, respectively	$5,198.7	$8,319.1
5.5% senior notes due 2027	2,000.0	—
Other indebtedness	25.6	28.2
Unamortized original issue discount and debt issuance costs	(70.2)	(91.3)
	7,154.1	8,256.0
Less: current portion of long-term debt	76.3	87.5
Long-term debt	$7,077.8	$8,168.5

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

The Credit Agreement includes four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility which matures on July 8, 2022 for SS&C (“Term B-1 Loan”); (ii) a $5.9 million term B-2 facility which matures on July 8, 2022 for SS&C SARL (“Term B-2 Loan”) (iii) a new $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (“Term B-3 Loan”); and (iv) a new $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (“Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”), of which $245.4 million was available as of December 31, 2019.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $4.6 million was utilized as of December 31, 2019.

The majority of the initial proceeds from the Initial Term Loans was used to satisfy the consideration required to fund the acquisition of DST, repay certain amounts outstanding under our then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of our 5.875% Senior Notes due 2023 (“Prior Senior Notes”) and to repay acquired debt associated with DST.

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

As of December 31, 2019, there was $1,982.6 million in principal amount outstanding under the Term B-3 Loan, $1,374.7 million in principal amount outstanding under the Term B-4 Loan and $1,841.4 million in principal amount outstanding under the Term B-5 Loan. There were no principal amounts outstanding under the Term B-1 Loan and Term B-2 Loan.

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

SS&C’s and SS&C SARL’s obligations under the Term Loans are guaranteed by (i) our existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-3 Loan, Term B-5 Loan and the Revolving Credit Facility and (ii) our existing and future wholly-owned restricted subsidiaries, in the case of the Term B-4 Loan.

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

Senior Notes

On March 28, 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our Credit Agreement. The Senior Notes are guaranteed, jointly and severally, by Holdings and all of its existing and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities or certain other indebtedness. The Senior Notes are unsecured senior obligations that are equal in right of payment to all of our existing and future senior unsecured indebtedness.  Interest on the Senior Notes is payable on March 30 and September 30 of each year.

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

As of December 31, 2019, there was $2.0 billion in principal amount of Senior Notes outstanding.

On April 16, 2018, we redeemed all of the outstanding principal amount of our Prior Senior Notes utilizing a portion of the proceeds from the Initial Term Loans described above.  The redemption of the Prior Senior Notes required the payment of a “make whole” premium calculated pursuant to the indenture governing the Prior Senior Notes.  See Loss on extinguishment of debt section below.  In addition, on May 1, 2018, we redeemed senior notes of DST that were acquired as a part of the acquisition of DST utilizing a portion of the proceeds from the Initial Term Loans described above.  The redemption of DST’s senior notes totaled $600.4 million, which included a “make whole” premium.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage, which matures in October 2020 (“U.K. Mortgage”).  The outstanding amount under the U.K. Mortgage was $22.5 million at December 31, 2019 with a fixed interest rate of 3.1%.

Debt Issuance Costs and Loss on Extinguishment of Debt

In connection with the issuance of our Senior Notes and repayment of a portion of our Term B-3 Loan in 2019, in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting, we capitalized an aggregate of $6.1 million in financing costs.  We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders which remained but experienced a change in cash flows of greater than 10%.  Other costs of $7.1 million, incurred in connection with the issuance of the Senior Notes, which did not meet the criteria for capitalization, are included in loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income (Loss) during 2019.

In connection with the Credit Agreement, we capitalized an aggregate of $55.3 million in financing costs in 2018.  Other costs incurred in connection with the Credit Agreement, which did not meet the criteria for capitalization, are included in transaction expenses in the Consolidated Statements of Comprehensive Income (Loss).  We recorded a $44.4 million loss on extinguishment of debt in connection with the entry into the Credit Agreement and redemption of the Prior Senior Notes during 2018.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount related to the Prior Credit Agreement for amounts accounted for as a debt extinguishment, a make-whole premium paid in connection with the redemption of the Prior Senior Notes and the write-off of all unamortized capitalized financing fees and unamortized original issue discount related to the Prior Senior Notes.  During the fourth quarter of 2018, we purchased $45.0 million principal amount of our Term Loans in privately negotiated transactions, which resulted in a gain on extinguishment of debt totaling $1.1 million.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$5,198.7	$5,231.7	$8,319.1	$7,847.4
5.5% senior notes due 2027	2,000.0	2,135.0	—	—
Other indebtedness	25.6	25.9	28.2	28.3

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Future Maturities of Debt

At December 31, 2019, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2020	$76.3
2021	53.8
2022	53.8
2023	53.8
2024	53.0
Thereafter	6,933.6
Total	$7,224.3

Note 11—Stockholders’ Equity

Public Offering

In April 2018, we completed a public offering of our common stock. The offering included 30.3 million newly issued shares of common stock sold by us (including 3.9 million shares of common stock sold pursuant to the underwriters’ option to purchase additional shares) at an offering price to the public of $47.50 per share for which we received total net proceeds of approximately $1.4 billion.

Other Common Stock Issuance

In November 2018, we issued 9.9 million shares in connection with our acquisition of Intralinks.

Dividends

In 2019, we paid a quarterly cash dividend of $0.10 per share of common stock in March, June and September and $0.125 per share of common stock in December, totaling $107.7 million.  In 2018, we paid a quarterly cash dividend of $0.07 per share of common stock in March and June and $0.08 per share of common stock in September and December, totaling $70.9 million.

Stock Repurchase Program

In August 2019, our Board of Directors authorized the repurchase of up to $500 million of our common stock on the open market or in privately negotiated transactions. During 2019, we repurchased 1.3 million shares of common stock for approximately $60.3 million. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Other Comprehensive Income (Loss)

Accumulated other comprehensive loss balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$—	$(82.7)	$(82.7)
Net current period other comprehensive loss	—	(260.3)	(260.3)
Balance, December 31, 2018	$—	$(343.0)	$(343.0)
Net current period other comprehensive (loss) income	(2.8)	92.8	90.0
Balance, December 31, 2019	$(2.8)	$(250.2)	$(253.0)

Adjustments to accumulated other comprehensive income (loss) attributable to us are as follows (in millions):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized loss on interest rate swaps	$(5.6)	$1.0	$—	$—	$—	$—
Reclassification of losses into net earnings on interest rate swaps	1.8	—	—	—	—	—
Net change in cash flow hedges	(3.8)	1.0	—	—	—	—
Foreign Currency Translation
Current period translation adjustments	92.8	—	(260.9)	0.6	56.9	(0.5)
Net cumulative translation adjustments	92.8	—	(260.9)	0.6	56.9	(0.5)
Total other comprehensive income (loss)	$89.0	$1.0	$(260.9)	$0.6	$56.9	$(0.5)

Note 12—Revenue

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

Deferred revenues primarily represents unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of December 31, 2019 and 2018, approximately $51.8 million and $32.4 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $204.3 million and $208.7 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, revenue of approximately $654.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $312.7 million is expected to be recognized over the next twelve months. As of December 31, 2018, revenue of approximately $357.0 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $233.5 million is expected to be recognized over the next twelve months.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2019	2018	2017 (1)
United States	$3,383.6	$2,479.8	$1,222.4
United Kingdom	652.9	503.9	115.8
Europe (excluding United Kingdom), Middle East and Africa	216.5	145.4	102.1
Asia-Pacific and Japan	207.6	145.8	112.7
Canada	107.5	96.3	76.4
Americas, excluding United States and Canada	64.8	49.9	45.9
Total	$4,632.9	$3,421.1	$1,675.3
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2019	2018	2017 (1)
Software-enabled services	$3,869.2	$2,798.9	$1,114.0
Maintenance and term licenses	644.2	508.8	463.6
Professional services	84.7	83.9	77.9
Perpetual licenses	34.8	29.5	19.8
Total	$4,632.9	$3,421.1	$1,675.3
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Note 13—Stock-based Compensation

In March 2019, our Board of Directors adopted the Second Amended and Restated 2014 Stock Incentive Plan, which amends and restates our Amended and Restated 2014 Stock Incentive Plan (the “Amended 2014 Plan”) (together with the Amended 2014 Plan, the “2014 Plans”), which became effective in May 2019 upon stockholder approval.  The Second Amended and Restated 2014 Stock Incentive Plan was adopted to increase the shares available for equity awards by an additional 34.0 million shares.

In February 2016, our Board of Directors adopted the Amended 2014 Plan, which became effective in May 2016 upon stockholder approval and which amended and restated our 2014 Stock Option Plan.  The Amended 2014 Plan was adopted with an initial share capacity of 24.0 million shares available for the grant of awards and was adopted with the intent of being our only equity plan by also authorizing the issuance of full-value awards (that is, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and by expanding the class of participants to include non-employee directors.  Since the adoption of the Amended 2014 Plan, we have not made any grants of equity or equity-based awards under the 2008 Stock Incentive Plan or the 2006 Equity Incentive Plan.

The 2014 Stock Option Plan authorizes stock options to be granted for up to 6.0 million shares of our common stock.  We have granted time-based stock options under the 2014 Stock Option Plan.

In April 2008, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 21.8 million shares of our common stock, which was calculated based on an initial authorization of 2.8 million shares of our common stock and an annual increase beginning in fiscal 2009. We have granted time-based stock options and RSUs under the 2008 Plan.

In August 2006, our Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 22.3 million shares of our common stock. We have granted RSAs of our common stock and both time-based and performance-based stock options under the 2006 Plan.

Under the terms of the 2014 Plans, the 2008 Plan and 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date.  Generally, awards expire ten years from the date of grant.

We generally settle RSUs, RSAs, stock appreciation rights (“SARs”) and stock option exercises with newly issued common shares.

Restricted Stock Units

At December 31, 2019 and 2018, there was approximately $6.0 million and $18.4 million, respectively, of unearned non-cash stock-based compensation related to the RSUs that we expect to recognize as expense over a remaining period of approximately 1.1 and 2.7 years, respectively.

Time-based Stock Options and SARs

Time-based stock options and SARs granted under the 2006 Plan, the 2008 Plan and the 2014 Plans generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months.  All outstanding time-based stock options and SARs vest upon a change in control, subject to certain conditions.  Time-based stock options and SARs granted during 2019, 2018 and 2017 have a weighted-average grant date fair value of $14.85, $10.38 and $7.86 per share, respectively, based on the Black-Scholes option pricing model.  Compensation expense is recorded on a straight-line basis over the requisite service period.  The fair value of time-based stock options and SARs vested during the years ended December 31, 2019, 2018 and 2017 was approximately $75.5 million, $50.4 million and $32.1 million, respectively.  At December 31, 2019 and 2018, there was approximately $250.9 million and $199.7 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options and SARs that we expect to recognize as expense over a weighted average remaining period of approximately 3.3 years and 3.3 years, respectively.

For the time-based stock options and SARs valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based Awards
	2019	2018	2017
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	30.35%	25.26%	25.61%
Risk-free interest rate	1.71%	2.67%	1.92%
Expected dividend yield	0.82%	0.70%	0.73%

Total Stock Options, SARs, RSUs and RSAs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017 was as follows (in millions):

	Year Ended December 31,
	2019			2018			2017
Consolidated Statements of Comprehensive Income (Loss) Classification	Stock Options, SARs	RSUs	Total	Stock Options, SARs	RSUs	Total	Stock Options, SARs	RSUs	RSAs	Total
Cost of software-enabled services	$24.9	$4.6	$29.5	$25.7	$13.7	$39.4	$11.1	$0.1	$—	$11.2
Cost of license, maintenance and other related	4.5	0.2	4.7	3.9	0.8	4.7	3.6	0.6	—	4.2
Total cost of revenues	29.4	4.8	34.2	29.6	14.5	44.1	14.7	0.7	—	15.4
Selling and marketing	10.5	0.6	11.1	7.3	4.5	11.8	8.5	1.0	0.1	9.6
Research and development	9.2	0.1	9.3	8.0	1.0	9.0	6.2	1.3	—	7.5
General and administrative	16.2	1.6	17.8	16.1	15.9	32.0	8.6	0.4	—	9.0
Total operating expenses	35.9	2.3	38.2	31.4	21.4	52.8	23.3	2.7	0.1	26.1
Total stock-based compensation expense	$65.3	$7.1	$72.4	$61.0	$35.9	$96.9	$38.0	$3.4	$0.1	$41.5

The associated future income tax benefit recognized was $13.8 million, $33.7 million and $10.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, the amount of cash received from the exercise of stock options was $125.7 million, with an associated tax benefit from stock awards realized of $48.7 million.  The intrinsic value of stock options and SARs exercised during the year ended December 31, 2019 was approximately $156.8 million.  For the year ended December 31, 2018, the amount of cash received from the exercise of stock options was $84.9 million, with an associated tax benefit from stock awards realized of $34.6 million.  The intrinsic value of stock options and SARs exercised during the year ended December 31, 2018 was approximately $107.6 million.  For the year ended December 31, 2017, the amount of cash received from the exercise of stock options was $60.2 million, with an associated tax benefit from stock awards realized of $25.0 million.  The intrinsic value of stock options and SARs exercised during the year ended December 31, 2017 was approximately $71.1 million.

In connection with our acquisition of DST in April 2018, we converted DST’s unvested stock options, unvested RSUs and unvested performance stock units into equity awards and rights to receive our common stock.  The unvested stock options vest and generally become fully exercisable over three years of continued employment and generally have a ten year contractual life.  The unvested RSUs provide for additional dividend equivalent RSUs in lieu of cash dividends.  Unvested RSUs may be forfeited upon termination of employment depending on the circumstances of the termination.  During the year ended December 31, 2018, we recognized stock-based compensation expense of $49.3 million related to these assumed awards, of which $31.1 million related to one-time charges for the accelerated vesting of certain awards.

The following table summarizes stock option and SAR activity as well as RSU activity as of and for the years ended December 31, 2019, 2018 and 2017 (share data in millions):

	Stock Options and SARs		RSUs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	25.0	$24.04	0.4	$31.06
Granted	11.5	$36.63	—	$—
Cancelled/forfeited	(1.4)	$31.59	—	$31.36
Vested	—	$—	(0.2)	$31.03
Exercised	(3.8)	$19.08	—	$—
Outstanding at December 31, 2017	31.3	$28.92	0.2	$31.04
Granted	13.2	$47.50	—	$50.62
Equity awards assumed from DST	0.7	$48.85	2.0	$50.71
Cancelled/forfeited	(1.4)	$38.56	—	$48.71
Vested	—	$—	(0.8)	$46.45
Exercised	(4.0)	$24.71	—	$—
Outstanding at December 31, 2018	39.8	$35.48	1.4	$50.44
Granted	9.0	$60.82	—	$—
Cancelled/forfeited	(1.7)	$46.84	(0.1)	$40.69
Vested	—	$—	(0.8)	$45.89
Exercised	(5.0)	$27.76	—	$—
Outstanding at December 31, 2019	42.1	$41.37	0.5	$44.94

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are expected to vest at December 31, 2019:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
20.7	$31.50	$620.1	5.98	42.1	$41.37	$843.3	7.56

Note 14—Defined Contribution Plans

We sponsor defined contribution plans that cover our domestic and non-domestic employees following the completion of an eligibility period.  During the years ended December 31, 2019, 2018 and 2017, we incurred $91.4 million, $60.8 million and $18.1 million, respectively, of employer contribution expenses under these plans.

Note 15—Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to our common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, SARs, RSUs and RSAs using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares would be anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period. We have two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income	$438.5	$103.2	$328.9

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	252.9	232.5	204.9
Weighted average common stock equivalents — options and restricted shares	11.3	11.2	6.7
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	264.2	243.7	211.6

Earnings per share - Basic	$1.73	$0.44	$1.60
Earnings per share - Diluted	$1.66	$0.42	$1.55

Weighted average stock options, SARs, RSUs and RSAs representing 4.5 million, 5.5 million and 10.6 million shares were outstanding for the years ended December 31, 2019, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 16—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
U.S.	$342.7	$(10.9)	$153.8
Foreign	189.0	136.0	128.9
Income before income taxes	$531.7	$125.1	$282.7

The income tax provision (benefit) consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$84.6	$66.4	$81.1
Foreign	44.9	37.8	21.4
State	50.8	23.5	3.3
Total	180.3	127.7	105.8
Deferred:
Federal	(50.7)	(75.4)	(144.7)
Foreign	(8.9)	0.2	(2.8)
State	(27.5)	(30.6)	(4.5)
Total	(87.1)	(105.8)	(152.0)
Total	$93.2	$21.9	$(46.2)

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 21% (35% for the year ended December 31, 2017) to income before income taxes as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Computed “expected” tax expense	$111.7	$26.3	$98.9
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	18.0	(6.0)	7.5
Foreign operations	1.7	10.7	(36.2)
Enactment of Tax Act	—	—	(88.0)
Effects of stock based compensation	(21.8)	(14.6)	(13.6)
Effect of valuation allowance	(6.5)	4.6	(3.3)
Uncertain tax positions	(8.0)	(0.9)	(8.2)
Tax credits	(9.4)	(4.0)	(0.6)
Other	7.5	5.8	(2.7)
Provision (benefit) for income taxes	$93.2	$21.9	$(46.2)

On December 22, 2017, the Tax Act was enacted into law, reducing the U.S. corporate income tax rate from 35% to 21%.  In accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), we made a provisional beneficial estimate of $88.0 million in the fourth quarter of 2017 to account for specific income tax effects of the Tax Act.  Pursuant to SAB 118, we were allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the accounting of the related tax impacts.  We completed our accounting of the Tax Act in the fourth quarter of 2018 and made no significant adjustments to the provisional estimates made in the prior year.

The components of deferred income taxes at December 31, 2019 and 2018 are as follows (in millions):

	2019		2018
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	31.3	—	54.8	—
Deferred compensation	44.6	—	47.6	—
Tax credit carryforwards	38.2	—	34.6	—
Accrued expenses	11.5	—	25.3	—
Leases	92.1	83.8	—	—
Other	42.0	17.8	24.8	14.7
Depreciable and amortizable property	—	1,072.5	—	1,198.7
Investments	—	136.9	—	134.4
Total	259.7	1,311.0	187.1	1,347.8
Valuation allowance	(30.3)	—	(36.2)	—
Total	$229.4	$1,311.0	$150.9	$1,347.8

At December 31, 2019 and 2018, we had accrued a deferred income tax liability for foreign withholding taxes of $10.3 million and $9.0 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2019, we have domestic federal net operating loss carryforwards of $30.8 million, which will begin to expire in 2026 and state net operating loss carryforwards of $134.0 million, which will begin to expire in 2021. At December 31, 2019, we have foreign net operating loss carryforwards of $80.4 million, of which $39.5 million can be carried forward indefinitely. The remaining $41.0 million will begin to expire in 2020.

At December 31, 2019, we have tax credit carryforwards of $38.2 million relating to domestic and foreign jurisdictions, of which $27.0 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2020, $8.3 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2021, $2.0 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2025 and $0.9 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2025.  The domestic credits consist primarily of federal and state research and development credits, while the foreign credits consist primarily of minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We have recorded valuation allowances of $30.3 million at December 31, 2019 related primarily to certain foreign and state net operating loss carryforwards and tax credit carryforwards and $36.2 million at December 31, 2018 related to certain foreign net operating loss carryforwards and tax credit carryforwards.  Of the $30.3 million valuation allowance recorded at December 31, 2019, $5.7 million relates to foreign net operating losses that do not expire. The change in the valuation allowance from 2018 to 2019 is primarily due to the utilization of foreign net operating losses during 2019, against which valuation allowances were previously recorded.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2019 and 2018 (in millions):

Balance at December 31, 2017	$57.6
Increases related to current year tax positions	6.5
Increases related to prior tax positions	2.6
Increases related to acquired tax positions	83.3
Lapse in statute of limitation	(9.0)
Foreign exchange translation adjustment	(0.5)
Balance at December 31, 2018	$140.5
Increases related to current year tax positions	9.5
Decreases related to prior tax positions	(10.1)
Lapse in statute of limitation	(10.0)
Foreign exchange translation adjustment	(0.1)
Balance at December 31, 2019	$129.8

We accrued potential penalties and interest on the unrecognized tax benefits of $1.7 million and $2.3 million during 2019 and 2018, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $27.2 million and $25.2 million at December 31, 2019 and 2018, respectively. Our unrecognized tax benefits increased from 2017 to 2018 due to acquired uncertain tax positions, primarily consisting of domestic tax positions, and an increase in current and prior year tax positions, offset partially by a lapse in the statute of limitations for certain domestic tax filings.  Our unrecognized tax benefits decreased from 2018 to 2019 due to a lapse in the statute of limitations for certain domestic tax filings, settlements with federal and state tax authorities, decreases in prior year tax positions and a decrease in acquired uncertain tax positions, offset partially by an increase in current year tax positions. Our unrecognized tax benefits as of December 31, 2019 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2019.

We are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, India, Massachusetts, Missouri, New Jersey and New York. In these major jurisdictions, we are no longer subject to examination by tax authorities prior to tax years ending 2014, 2018, 2013, 2016, 2016, 2015 and 2011, respectively. Our U.S. federal income tax returns are currently under audit or in appeals for the tax periods ended December 31, 2015 through December 31, 2018. Our India income tax returns are currently under audit or in appeals for tax periods ending March 31, 2013, March 31, 2014, March 31, 2016 and March 31, 2017.  Our New York state income tax returns are currently under audit for the tax periods ended December 31, 2011 through 2017.

Note 17—Commitments and Contingencies

Purchase Obligations

Our contractual cash obligations for our committed purchase obligations as of December 31, 2019 are as follows (in millions):

Year Ending December 31,
2020	$103.6
2021	61.3
2022	25.2
2023	3.5
2024 and thereafter	1.1
Total	$194.7

Legal Proceedings

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

A putative representative action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”).  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the United States District Court for the Southern

District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”).  On September 18, 2019, the United States District Court for the Southern District of New York granted a partial dismissal related to certain claims against the DST Defendants concerning the 401k portion of the Plan.

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

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in  427 substantially similar individual demands for arbitration through February 11, 2020, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement. The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that each is an individual claim and not a putative class action.  As of February 11, 2020, the parties have jointly submitted 392 of the demands for arbitration to the American Arbitration Association. The remaining demands for arbitration have not yet been submitted.

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

We continue to vigorously defend these matters.  We have not yet determined what effect these matters will have, if any, on our financial position or results of operations.

Note 18—Segment and Geographic Information

We operate in one operating segment. Our geographic regions consist of the United States, Europe, Middle East and Africa, Asia Pacific and Japan, Canada and the Americas, excluding the United States and Canada.

Long-lived assets as of December 31, were (in millions):

	2019	2018	2017
United States	$350.2	$425.2	$97.2
Europe, Middle East and Africa	95.7	108.5	4.6
Asia-Pacific and Japan	25.5	24.7	6.0
Canada	6.1	6.0	7.9
Americas, excluding United States and Canada	0.5	0.4	0.4
Total	$478.0	$564.8	$116.1

Note 19—Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited quarterly Consolidated Statements of Comprehensive Income (Loss) data for each of the quarters indicated. The unaudited information should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ in millions, except per share data)
2019
Revenues	$1,137.2	$1,148.0	$1,144.2	$1,203.5
Gross profit	475.3	498.9	501.5	545.5
Operating income	202.0	223.5	227.6	261.3
Net income	80.8	121.1	95.0	141.6
Basic earnings per share	$0.32	$0.48	$0.38	$0.56
Diluted earnings per share	$0.31	$0.45	$0.36	$0.54
Cash dividends declared and paid per common share	$0.10	$0.10	$0.10	$0.125

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ in millions, except per share data)
2018
Revenues	$421.9	$895.8	$992.4	$1,111.0
Gross profit	192.4	292.3	412.3	473.0
Operating income (loss)	86.8	(50.7)	180.6	212.4
Net income (loss)	51.2	(63.7)	57.0	58.7
Basic earnings (loss) per share	$0.25	$(0.27)	$0.24	$0.24
Diluted earnings (loss) per share	$0.24	$(0.27)	$0.23	$0.23
Cash dividends declared and paid per common share	$0.07	$0.07	$0.08	$0.08

Note 20—Subsequent Events

Dividend Declared

On February 14, 2020, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock payable on March 16, 2020 to stockholders of record as of the close of business on March 2, 2020.

Term Debt Repricing

On January 31, 2020, we entered into an amendment (the “Amendment”) to our Credit Agreement.  Pursuant to the Amendment the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.  No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

Severance

On February 24, 2020, in connection with our continued integration efforts and the identification of redundant positions, we approved a plan to reduce headcount by approximately 670 employees.  We expect to record approximately $30.0 million of severance expense in the first quarter of 2020, which represents cash payments to be made when the positions are eliminated, primarily during the first and second quarters of 2020.

Preferred Stock Investment

On February 27, 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of series A convertible preferred stock of SILAC for a purchase price of $40.0 million. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, the transaction constitutes a “related person transaction” under our related person transaction policy. Our audit committee and the independent members of our Board of Directors authorized and approved the transaction. Mr. Stone did not participate in the Board of Directors’ consideration of the transaction.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.  In November 2019, we acquired the assets of Algorithmics.  Management has excluded Algorithmics from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by us in a purchase business combination during 2019.  Algorithmics and their related entities are our wholly-owned subsidiaries whose total assets and total revenues represent less than 1% for each, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Incorporated by reference from paragraphs 3 and 4 of Note 20 to the Consolidated Financial Statements, which is included elsewhere in this annual report on Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

4.2	Form of 5.500 % Senior Notes due 2027 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019 (File No. 001-34675)

4.3**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit Number	Description of Exhibit
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

10.22*

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.23*

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019 (File No. 001-34675)

10.24*

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.25*

Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.26*

Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.27*

Restricted Stock Unit Award Agreement, dated as of March 9, 2018, among SS&C Technologies Holdings, Inc and Joseph J. Frank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34675)

10.28*

Letter Agreement, dated as of August 5, 2019, among SS&C Technologies Holdings, Inc. and Normand A. Boulanger is incorporated herein by reference to Exhibit 99.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 8, 2019 8-K (File No. 001-34675)

10.29**	Series A Convertible Share Purchase Agreement, dated as of February 27, 2020, among SS&C Technologies, Inc. and SILAC, Inc.

21**	Subsidiaries of the Registrant

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

31.2**	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.REF**	XBRL Taxonomy Reference Linkbase.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 28, 2020
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 28, 2020
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 28, 2020
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 28, 2020
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 28, 2020
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 28, 2020
Jonathan E. Michael

/s/ David A. Varsano	Director	February 28, 2020
David A. Varsano

/s/ Michael J. Zamkow	Director	February 28, 2020
Michael J. Zamkow