Form 10-Q
period 2020-03-31
SS&C Technologies Holdings Inc
filed 2020-05-07
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 256,242,800 shares of the registrant’s common stock outstanding as of April 30, 2020.

SS&C TECHNOLOGIES HOLDINGS, INC.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$373.7	$152.8
Funds receivable and funds held on behalf of clients	1,073.1	1,729.9
Accounts receivable, net of allowance for doubtful accounts of $14.6 and $13.2, respectively	686.6	669.7
Contract asset	27.7	20.0
Prepaid expenses and other current assets	167.3	204.5
Restricted cash and cash equivalents	8.3	9.0
Total current assets	2,336.7	2,785.9
Property, plant and equipment, net (Note 2)	436.4	466.4
Operating lease right-of-use assets	358.0	375.3
Investments (Note 3)	175.5	160.1
Unconsolidated affiliates (Note 4)	228.2	234.8
Contract asset	78.6	78.6
Goodwill (Note 6)	7,859.7	7,959.9
Intangible and other assets, net of accumulated amortization of $2,159.9 and $2,022.0, respectively	4,501.0	4,680.1
Total assets	$15,974.1	$16,741.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$320.0	$76.3
Client funds obligations	1,073.1	1,729.9
Accounts payable	42.8	36.9
Income taxes payable	7.9	13.3
Accrued employee compensation and benefits	163.4	290.6
Interest payable	0.2	27.6
Other accrued expenses	253.9	268.4
Deferred revenue	348.0	333.2
Total current liabilities	2,209.3	2,776.2
Long-term debt, net of current portion (Note 7)	6,986.3	7,077.8
Operating lease liabilities	331.8	348.6
Other long-term liabilities	317.9	333.7
Deferred income taxes	1,041.2	1,088.7
Total liabilities	10,886.5	11,625.0
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 259.0 million shares and 257.6 million shares issued, respectively, and 256.1 million shares and 254.6 million shares outstanding, respectively	2.6	2.6
Additional paid-in capital	4,324.3	4,266.9
Accumulated other comprehensive loss	(406.1)	(253.0)
Retained earnings	1,245.1	1,177.9
	5,165.9	5,194.4
Less: cost of common stock in treasury, 2.9 million shares	(78.3)	(78.3)
Total stockholders’ equity	5,087.6	5,116.1
Total liabilities and stockholders’ equity	$15,974.1	$16,741.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Software-enabled services	$989.5	$972.0
License, maintenance and related	184.1	165.2
Total revenues	1,173.6	1,137.2
Cost of revenues:
Software-enabled services	583.5	586.9
License, maintenance and related	82.1	75.0
Total cost of revenues	665.6	661.9
Gross profit	508.0	475.3
Operating expenses:
Selling and marketing	91.4	87.0
Research and development	104.9	94.8
General and administrative	92.9	91.5
Total operating expenses	289.2	273.3
Operating income	218.8	202.0
Interest expense, net	(77.4)	(101.6)
Other (expense) income, net	(15.3)	3.5
Equity in earnings of unconsolidated affiliates, net	0.7	—
Loss on extinguishment of debt	(2.8)	(7.1)
Income before income taxes	124.0	96.8
Provision for income taxes	24.8	16.0
Net income	$99.2	$80.8

Basic earnings per share	$0.39	$0.32
Diluted earnings per share	$0.37	$0.31

Basic weighted average number of common shares outstanding	255.3	251.5
Diluted weighted average number of common and common equivalent shares outstanding	265.6	263.7

Net income	$99.2	$80.8
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on interest rate swaps	(2.4)	—
Foreign currency exchange translation adjustment	(150.7)	41.8
Total other comprehensive (loss) income, net of tax	(153.1)	41.8
Comprehensive (loss) income	$(53.9)	$122.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net income	$99.2	$80.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184.7	202.8
Equity in earnings of unconsolidated affiliates, net	(0.7)	—
Cash distributions received from unconsolidated affiliates	2.0	0.1
Stock-based compensation expense	22.5	20.4
Net losses (gains) on investments	11.3	(7.7)
Amortization and write-offs of loan origination costs and original issue discounts	3.5	4.3
Loss on extinguishment of debt	0.4	—
Loss on sale or disposition of property and equipment	3.7	2.5
Deferred income taxes	(32.3)	(29.6)
Provision for doubtful accounts	2.3	0.6
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(27.2)	(2.9)
Prepaid expenses and other assets	13.2	21.9
Contract assets	(10.5)	4.2
Accounts payable	6.4	3.6
Accrued expenses and other liabilities	(171.0)	(161.8)
Income taxes prepaid and payable	38.1	(16.6)
Deferred revenue	2.1	14.8
Net cash provided by operating activities	147.7	137.4
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	(16.3)	3.2
Additions to property and equipment	(8.5)	(16.3)
Additions to capitalized software	(18.0)	(16.4)
Investments in securities	(40.0)	—
Proceeds from sales / maturities of investments	6.9	10.8
Collection of other non-current receivables	2.6	2.6
Net cash used in investing activities	(73.3)	(16.1)
Cash flow from financing activities:
Cash received from debt borrowings	246.0	2,140.0
Repayments of debt	(95.9)	(2,278.4)
Fees paid for debt extinguishment and refinancing activities	—	(4.6)
Net decrease in client funds obligations	(670.7)	(79.3)
Proceeds from exercise of stock options	38.1	45.1
Withholding taxes paid related to equity award net share settlement	(3.3)	(9.5)
Dividends paid on common stock	(31.9)	(25.2)
Net cash used in financing activities	(517.7)	(211.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.1)	0.7
Net decrease in cash, cash equivalents and restricted cash	(450.4)	(89.9)
Cash, cash equivalents and restricted cash, beginning of period	1,789.4	1,113.3
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,339.0	$1,023.4

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$373.7	$154.6
Restricted cash and cash equivalents	8.3	5.6
Funds receivable and funds held on behalf of clients	957.0	863.2
	$1,339.0	$1,023.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$5,116.1
Net income	—	—	—	99.2	—	—	99.2
Foreign exchange translation adjustment	—	—	—	—	(150.7)	—	(150.7)
Net change in interest rate swaps	—	—	—	—	(2.4)	—	(2.4)
Stock-based compensation expense	—	—	22.5	—	—	—	22.5
Exercise of options, net of withholding taxes	1.4	—	34.8	—	—	—	34.8
Cash dividends declared - $0.125 per share	—	—	0.1	(32.0)	—	—	(31.9)
Balance, at March 31, 2020	259.0	$2.6	$4,324.3	$1,245.1	$(406.1)	$(78.3)	$5,087.6

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$4,580.0
Net income	—	—	—	80.8	—	—	80.8
Foreign exchange translation adjustment	—	—	—	—	41.8	—	41.8
Stock-based compensation expense	—	—	20.4	—	—	—	20.4
Exercise of options, net of withholding taxes	2.0	—	35.6	—	—	—	35.6
Cash dividends declared - $0.10 per share	—	—	—	(25.2)	—	—	(25.2)
Other	—	—	—	0.1	—	—	0.1
Balance, at March 31, 2019	254.4	$2.5	$4,147.4	$902.8	$(301.2)	$(18.0)	$4,733.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 (the “2019 Form 10-K”). The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of March 31, 2020, the results of our operations for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2019, which were included in the 2019 Form 10-K. The December 31, 2019 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Application of ASU 2016-13 is through a cumulative-effect adjustment to retained earnings as of the effective date.  Upon adoption, ASU 2016-13 did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Effective

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	March 31,	December 31,
	2020	2019
Land	$46.5	$47.5
Building and improvements	295.1	302.2
Equipment, furniture, and fixtures	423.0	427.1
	764.6	776.8
Less: accumulated depreciation and amortization	(328.2)	(310.4)
Total property, plant and equipment, net	$436.4	$466.4

Depreciation expense for the three months ended March 31, 2020 and 2019 was $27.1 million and $32.0 million, respectively.

Note 3—Investments

Investments are as follows (in millions):

	March 31,	December 31,
	2020	2019
Partnership interests in private equity funds	$61.2	$76.7
Marketable equity securities	29.8	37.9
Non-marketable equity securities	84.5	45.5
Total investments	$175.5	$160.1

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Unrealized (losses) gains on equity securities held as of the end of the period	$(11.1)	$7.3
Realized gains (losses) for equity securities sold during the period	1.4	(0.2)
Total (losses) gains recognized in other (expense) income, net	$(9.7)	$7.1

Preferred Stock Investment

On February 27, 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of Series A convertible preferred stock of SILAC for a purchase price of $40.0 million. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, the transaction constitutes a “related person transaction” under our related person transaction policy. Our audit committee and the independent members of our Board of Directors authorized and approved the transaction. Mr. Stone did not participate in the Board of Directors’ consideration of the transaction.  The investment is classified as a non-marketable equity security.

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

As of March 31, 2020 and December 31, 2019, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$658.0	$658.0	$—	$—
Marketable equity securities (2)	29.8	29.8	—	—
Deferred compensation liabilities (3)	(14.1)	(14.1)	—	—
Total	$673.7	$673.7	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,051.1	$1,051.1	$—	$—
Marketable equity securities (2)	37.9	37.9	—	—
Deferred compensation liabilities (3)	(20.8)	(20.8)	—	—
Total	$1,068.2	$1,068.2	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2020, the fair value of our non-marketable equity securities was adjusted downward by $1.0 million.  During the three months ended March 31, 2019, the fair value of our non-marketable equity securities was adjusted upward by $0.4 million.

We have partnership interests in various private equity funds that are not included in the tables above.  Our investments in private equity funds were $61.2 million and $76.7 million at March 31, 2020 and December 31, 2019, respectively, of which $57.1 million and $72.1 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.1 million and $4.6 million, respectively, were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  At March 31, 2020 and December 31, 2019, one of our investments in private equity funds, representing 74% and 75%, respectively, of the total value of the private equity fund investments, was primarily invested in the energy sector and real estate.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  This fund has a termination date in 2020 with an optional one-year extension at the discretion of the general partner.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.  Future capital commitments related to our other private equity fund investments were approximately $1.6 million as of March 31, 2020 and December 31, 2019, respectively.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  Even when transfer restrictions do not apply, there is generally no public market for the securities.  Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them.  As of March 31, 2020, we did not have plans to sell any of these investments.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities plus any future capital commitments, which include future commitments that we believe are unlikely to be called by the general partner.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value	Excess carrying value of investment over proportionate share of net assets
	Ownership Percentage	March 31, 2020	March 31, 2020
International Financial Data Services L.P.	50%	$95.9	$44.1
Pershing Road Development Company, LLC	50%	72.5	74.6
Broadway Square Partners, LLP	50%	51.2	29.8
Other unconsolidated affiliates		8.6	—
Total		$228.2	$148.5

Investments in unconsolidated affiliates are accounted for under the equity method of accounting.  We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive (Loss) Income.  One of the unconsolidated affiliates is a party to an interest rate swap agreement.  We record our proportionate share of the change in value of the interest rate swap agreement in Accumulated other comprehensive (loss) income.  Amounts reclassified from Accumulated other comprehensive (loss) income to Net income are recorded in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive (Loss) Income.

Equity in earnings of unconsolidated affiliates are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
International Financial Data Services L.P.	$0.7	$0.7
Pershing Road Development Company, LLC	0.7	0.5
Broadway Square Partners, LLP	0.3	0.3
Other unconsolidated affiliates	(1.0)	(1.5)
Total	$0.7	$—

Note 5—Acquisitions

Captricity

On March 24, 2020, we purchased all of the outstanding stock of Captricity, Inc. (“Captricity”) for approximately $15.3 million in cash, net of cash acquired, plus the costs of effecting the transaction and the assumption of certain liabilities.  Captricity’s data transformation platform, Vidado, provides an enterprise-grade cloud-based machine learning solution that enables fast, scalable and highly accurate extraction of handwritten and machine-printed data from paper documents.

The net assets and results of operations of Captricity have been included in our Condensed Consolidated Financial Statements from March 24, 2020.  The fair value of intangible assets, consisting of customer relationships and completed technology, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology and the customer relationships are expected to be amortized over approximately seven and 15 years, respectively, in each case the estimated lives of the assets. The fair value of deferred revenue was determined using the market approach. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $0.1 million in revenues from Captricity’s operations included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020.

The following summarizes the preliminary allocation of the purchase price for the 2020 acquisition of Captricity. The assets and liabilities pending finalization include the valuation of acquired tangible and intangible assets and the evaluation of taxes (in millions):

Captricity
Accounts receivable	$0.3
Other assets	3.1
Acquired client relationships and contracts	4.3
Completed technology	2.9
Goodwill	8.3
Accounts payable	(0.4)
Accrued employee compensation and benefits	(0.3)
Deferred revenue	(2.1)
Other liabilities assumed	(0.8)
Consideration paid, net of cash acquired	$15.3

We recorded severance expense related to reductions in headcount in connection with the integration efforts associated with the acquisitions of DST, Eze and Intralinks.  The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended March 31,
Consolidated Statements of Comprehensive (Loss) Income Classification	2020	2019
Cost of software-enabled services	$21.7	$0.6
Cost of license, maintenance and other related	1.2	-
Total cost of revenues	22.9	0.6
Selling and marketing	1.1	2.7
Research and development	5.1	0.9
General and administrative	2.3	0.7
Total operating expenses	8.5	4.3
Total severance expense	$31.4	$4.9

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisition of Captricity occurred on January 1, 2019 and the acquisitions of Algorithmics and Investrack occurred on January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.  This unaudited pro forma information (in millions, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2020	2019
Revenues	$1,177.3	$1,166.5
Net income	$100.4	$84.7

Note 6—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2020 is as follows (in millions):

Balance at December 31, 2019	$7,959.9
2020 acquisitions	8.3
Adjustments to prior acquisitions	(2.9)
Effect of foreign currency translation	(105.6)
Balance at March 31, 2020	$7,859.7

Note 7—Debt

At March 31, 2020 and December 31, 2019, debt consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Senior secured credit facilities, weighted-average interest rate of 2.74% and 4.05%, respectively	$5,103.0	$5,198.7
5.5% senior notes due 2027	2,000.0	2,000.0
Senior secured credit facilities revolving portion, weighted average interest rate of 2.96%	246.0	—
Other indebtedness	24.0	25.6
Unamortized original issue discount and debt issuance costs	(66.7)	(70.2)
	7,306.3	7,154.1
Less: current portion of long-term debt	320.0	76.3
Long-term debt	$6,986.3	$7,077.8

On January 31, 2020, we entered into an amendment (the “Amendment”) to our senior secured credit agreement dated April 16, 2018. Pursuant to the Amendment, the interest rate margin applicable to Term Loan B was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

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

We recorded a $2.8 million loss on extinguishment of debt in the three months ended March 31, 2020 in connection with the Amendment. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to our senior secured credit agreement for amounts accounted for as a debt extinguishment, as well as new financing fees for amounts accounted for as a debt modification.

On March 24, 2020, we borrowed $211.0 million under our Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.  We borrowed $35.0 million under the Revolving Credit Facility earlier in March for normal seasonal cash flow needs.  As a result of these borrowings and previously outstanding letters of credit, we do not currently have any further availability under our Revolving Credit Facility.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$5,103.0	$4,759.7	$5,198.7	$5,231.7
5.5% senior notes due 2027	2,000.0	2,062.5	2,000.0	2,135.0
Senior secured credit facilities, revolving portion	246.0	221.7	—	—
Other indebtedness	24.0	24.2	25.6	25.9

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Dividends

We paid a quarterly cash dividend of $0.125 per share of common stock in March of 2020 totaling $31.9 million in the aggregate.  We paid a quarterly cash dividend of $0.10 per share of common stock in March of 2019 totaling $25.2 million in the aggregate.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2.8)	$(250.2)	$(253.0)
Net current period other comprehensive loss	(2.4)	(150.7)	(153.1)
Balance, March 31, 2020	$(5.2)	$(400.9)	$(406.1)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2020		2019
	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized losses on interest rate swaps	$(1.5)	$0.8	$—	$—
Reclassification of losses into net earnings on interest rate swaps	(1.7)	—	—	—
Net change in cash flow hedges	(3.2)	0.8	—	—
Foreign Currency Translation
Current period translation adjustments	(151.5)	0.8	42.0	(0.2)
Net cumulative translation adjustments	(151.5)	0.8	42.0	(0.2)
Total other comprehensive (loss) income	$(154.7)	$1.6	$42.0	$(0.2)

Note 9—Revenues

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of March 31, 2020 and December 31, 2019, approximately $44.6 million and $51.8 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $108.0 million and $99.9 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, revenue of approximately $623.0 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $343.0 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended March 31,
	2020	2019
United States	$862.0	$828.3
United Kingdom	156.2	166.3
Europe (excluding United Kingdom), Middle East and Africa	63.0	48.3
Asia-Pacific and Japan	45.4	51.6
Canada	28.6	27.2
Americas, excluding United States and Canada	18.4	15.5
Total	$1,173.6	$1,137.2

The following table disaggregates our revenues by source (in millions):

	Three Months Ended March 31,
	2020	2019
Software-enabled services	$989.5	$972.0
Maintenance and term licenses	159.8	130.1
Professional services	20.0	20.0
Perpetual licenses	4.3	15.1
Total	$1,173.6	$1,137.2

Note 10—Stock Based Compensation

Stock options, SARs, RSUs and RSAs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended March 31,
Condensed Consolidated Statements of Comprehensive (Loss) Income Classification	2020	2019
Cost of software-enabled services	$9.1	$8.6
Cost of license, maintenance and other related	1.3	1.4
Total cost of revenues	10.4	10.0
Selling and marketing	3.5	3.0
Research and development	2.9	2.6
General and administrative	5.7	4.8
Total operating expenses	12.1	10.4
Total stock-based compensation expense	$22.5	$20.4

The following table summarizes stock option and stock appreciation rights (“SARs”) activity as well as restricted stock unit (“RSUs”) activity for the three months ended March 31, 2020 (shares in millions):

	Stock Options and SARs	RSUs
	Shares	Shares
Outstanding at December 31, 2019	42.1	0.5
Granted	0.1	—
Cancelled/forfeited	(0.6)	—
Vested	—	(0.2)
Exercised	(1.3)	—
Outstanding at March 31, 2020	40.3	0.3

Note 11—Income Taxes

The effective tax rate was 20.0% and 16.5% for the three months ended March 31, 2020 and 2019, respectively. The change in the effective tax rate for the three months ended March 31, 2020 compared to the respective prior year period was primarily due to the decrease in recognition of windfall tax benefits from stock awards in the current year, partially offset by a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States.  We evaluated the provisions of the CARES Act as of March 31, 2020, with no material effect on income taxes in the financial statements. Certain tax provisions of the CARES Act may result in immaterial cash tax benefits.

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$99.2	$80.8

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	255.3	251.5
Weighted average common stock equivalents — stock options and restricted shares	10.3	12.2
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	265.6	263.7

Earnings per share - Basic	$0.39	$0.32
Earnings per share - Diluted	$0.37	$0.31

Stock options and SARs representing 12.2 and 5.7 million shares were outstanding for the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 13—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

A putative representative action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”).  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”).  On September 18, 2019, the United States District Court for the Southern District of New York granted a partial dismissal related to certain claims against the DST Defendants concerning the 401k portion of the Plan.  On October 31, 2019, the DST Defendants filed an answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”).  On January 9, 2020, Ruane filed an amended answer to the amended complaint asserting crossclaims for contribution and/or indemnification against DST.  Both DST and Ruane have filed answers denying the crossclaims asserted against them.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs.  On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs. These complaints name as defendants SS&C, DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these are individual actions and not putative class actions.  On February 18, 2020, the DST Defendants moved to disqualify plaintiffs’ counsel in these actions and in nearly all of the arbitrations described below.  Those motions were fully briefed on March 24, 2020 and remain pending.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in  430 substantially similar individual demands for arbitration through March 29, 2020, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement. The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that each is an individual claim and not a putative class action.  As of March 31, 2020, the parties have jointly submitted 392 of the demands for arbitration to the American Arbitration Association. The remaining demands for arbitration have not yet been submitted.

On October 8, 2019, a substantially similar action to the above-described Ferguson, Canfield, Mendon and arbitration matters captioned Scalia v. Ruane, Cunniff & Goldfarb Inc. was filed by the U.S. Department of Labor (“DOL”) in the United States District Court for the Southern District of New York naming as defendants DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and certain of DST’s former officers and directors (“DST DOL Defendants”), and alleging that the DST DOL Defendants breached fiduciary duties in violation of ERISA in connection with the Plan.  The complaint also names as defendants Ruane and its former Chairman and Chief Executive Officer Robert D. Goldfarb.  In the complaint, the DOL seeks disgorgement, damages and any other appropriate injunctive or equitable relief.

On December 10, 2019, Ruane filed a complaint in the United States District Court for the Southern District of New York captioned Ruane, Cunniff & Goldfarb Inc. v. Percy Payne, et al. against the former and current DST employees who brought arbitration claims against Ruane and the DST Defendants.  Ruane named DST and others as nominal defendants.  The complaint seeks a declaratory judgment that multiple Plan participants and representatives cannot pursue duplicative actions seeking the same or similar relief.  On December 18, 2019, Ruane filed a motion seeking a preliminary injunction prohibiting the arbitrations from proceeding until a determination by the Court as to which action or actions should proceed.  That motion remains pending.

We continue to vigorously defend these matters.  We have not yet determined what effect these matters will have, if any, on our financial position or results of operations.

Note 14—Subsequent Event

On April 30, 2020, we entered into a definitive agreement to acquire Innovest Systems for total consideration of $120.0 million.  Innovest builds systems for trust accounting, payments and unique asset servicing on modern, web-based technology.  The purchase price will consist of $100.0 million in cash, subject to certain adjustments, and $20.0 million in common stock, with the value of the common stock portion based on the trading price between April 20, 2020 and the date of the closing.  The transaction is expected to close in the second quarter of 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2019 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q.

The impacts of COVID-19 and related economic conditions on our results are uncertain and, in many respects, outside our control. While we have experienced some client delays in committing to services and products, to date we have experienced no direct material negative effects on our business and results of operations as a result of the current COVID-19 outbreak.  The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results in the first quarter of 2020 may not be indicative of its impact on our results for the remainder of 2020. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2019 Form 10-K. Our critical accounting policies are described in the 2019 Form 10-K and include:

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Software-enabled services	84.3%	85.5%
License, maintenance and related	15.7%	14.5%
Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2020	2019
Software-enabled services	$989.5	$972.0	1.8%
License, maintenance and related	184.1	165.2	11.4%
Total revenues	$1,173.6	$1,137.2	3.2%

Three Months Ended March 31, 2020 and 2019. Our revenues increased $36.4 million, or 3.2%, primarily due to an increase of $23.8 million in organic revenues.  Our revenues also increased due to our acquisitions, which included Investrack and Algorithmics in the fourth quarter of 2019 and our acquisition of Captricity in March of 2020, which, combined, contributed $18.1 million in revenues.  These increases were partially offset by the unfavorable impact from foreign currency translation, which reduced revenues by $5.5 million.  Software-enabled services revenues increased $17.5 million, or 1.8%, due to a continued increase in organic revenues, as well as from our acquisitions, which added revenues of $2.5 million.  These increases were partially offset by the unfavorable impact from foreign currency translation of $4.5 million.  License, maintenance and related revenues increased $18.9 million, or 11.4%, primarily due to an increased in organic revenues, as well as our acquisitions, which added revenues of $15.6 million.  The unfavorable impact from foreign currency translation was $1.0 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Cost of software-enabled services	59.0%	60.4%
Cost of license, maintenance and related	44.6%	45.4%
Total cost of revenues	56.7%	58.2%
Gross margin percentage	43.3%	41.8%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2020	2019
Cost of software-enabled services	$583.5	$586.9	(0.6)%
Cost of license, maintenance and related	82.1	75.0	9.5%
Total cost of revenues	$665.6	$661.9	0.6%

Three Months Ended March 31, 2020 and 2019. Our total cost of revenues increased by $3.7 million, or 0.6%, primarily due to our acquisitions of Investrack, Algorithmics and Captricity, which added $7.9 million in costs, partially offset by the favorable impact from foreign currency translation which reduced costs by $3.2 million.  Total costs of revenues, excluding the impact of acquisitions and foreign currency translation, decreased by $1.0 million, primarily due to reductions in various non-personnel related expenses partially offset by an increase in severance expense of approximately $22.9 million related to reductions in headcount in connection with continued integration efforts within our recently acquired businesses.  Cost of software-enabled services revenues decreased $3.4 million, or 0.6%, primarily due to reductions in various non-personnel related expenses partially offset by severance expense of $21.7 million during the three months ended March 31, 2020 and by our acquisitions, which added $0.9 million in costs.  The favorable impact from foreign currency translation reduced costs by $2.5 million.  Cost of license, maintenance and related revenues increased $7.1 million, or 9.5%, primarily due to our acquisitions, which added $6.9 million in costs, partially offset by the favorable impact from foreign currency translation reduced costs by $0.7 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Selling and marketing	7.8%	7.7%
Research and development	8.9%	8.3%
General and administrative	7.9%	8.0%
Total operating expenses	24.6%	24.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2020	2019
Selling and marketing	$91.4	$87.0	5.1%
Research and development	104.9	94.8	10.7%
General and administrative	92.9	91.5	1.5%
Total operating expenses	$289.2	$273.3	5.8%

Three Months Ended March 31, 2020 and 2019. Operating expenses increased $15.9 million, or 5.8%, primarily due to our acquisitions of Investrack, Algorithmics and Captricity, which added $12.2 million in expenses, as well as an increase in severance expense of $4.2 million related to reductions in headcount in connection with continued integration efforts within our recently acquired businesses.  The impact from foreign currency translation reduced costs by $2.6 million.

Comparison of the Three Months Ended March 31, 2020 and 2019 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $77.4 million in 2020 compared to $101.6 million in 2019.  The decrease in interest expense, net for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 relates to lower average debt balances and a lower average interest rate.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. We had other expense, net of $15.3 million in 2020 compared to other income, net of $3.5 million in 2019.  During the three months ended March 31, 2020, other expense, net included investment losses net of dividend income of $10.9 million.  The remaining portion of other expense, net consisted primarily of foreign currency transaction losses.  During the three months ended March 31, 2019, other income, net included investment gains and dividend income of $8.0 million.  The remaining portion of other income, net consisted primarily of foreign currency transaction losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $0.7 million in 2020.  No equity in earnings of unconsolidated affiliates was recognized for the three months ended March 31, 2019.

Loss on extinguishment of debt. We recorded a $2.8 million loss on extinguishment of debt in the three months ended March 31, 2020 in connection with the amendment to our senior secured credit agreement. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit agreement for amounts accounted for as a debt extinguishment, as well as new financing fees related to amounts accounted for as a debt modification.  We recorded a $7.1 million loss on extinguishment of debt in the three months ended March 31, 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes.  The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization.  The Senior Notes are discussed further in “Liquidity and Capital Resources.”

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Provision for income taxes	$24.8	$16.0
Effective tax rate	20.0%	16.5%

Our effective tax rates for the three months ended March 31, 2020 and 2019 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited, and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended March 31, 2020 compared to the prior year was primarily due to a decreased recognition of windfall tax benefits from stock awards, partially offset by a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.  While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the U.K. and India, where we anticipate the statutory tax rates to be 17.5% and 29.1%, respectively, in 2020.  A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets and to pay dividends on our common stock. We expect our cash on hand and cash flows from operations to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.  We continue to evaluate and take action, as necessary, to preserve adequate liquidity. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic. For example, as of March 31, 2020, we borrowed a total of $246.0 million, representing all amounts available to us under our Revolving Credit Facility, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

In March 2020, we purchased all of the outstanding stock of Captricity, Inc. for approximately $15.3 million in cash, net of cash acquired, plus the costs of effecting the transaction and the assumption of certain liabilities.

During the three months ended March 31, 2020, we paid a quarterly cash dividend of $0.125 per share of common stock totaling $31.9 million in the aggregate.  During the three months ended March 31, 2019, we paid a quarterly cash dividend of $0.10 per share of common stock totaling $25.2 million in the aggregate.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at March 31, 2020 were $1,339.0 million, a decrease of $450.4 million from $1,789.4 million at December 31, 2019.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $1,073.1 million of client funds obligations at March 31, 2020.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
Net cash, cash equivalents and restricted cash provided by (used in):	2020	2019	Change From Prior Year
Operating activities	$147.7	$137.4	$10.3
Investing activities	(73.3)	(16.1)	(57.2)
Financing activities	(517.7)	(211.9)	(305.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.1)	0.7	(7.8)
Net decrease in cash, cash equivalents and restricted cash	$(450.4)	$(89.9)	$(360.5)

Net cash provided by operating activities was $147.7 million for the three months ended March 31, 2020.  Cash provided by operating activities primarily resulted from net income of $99.2 million adjusted for non-cash items of $197.4 million, offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $148.9 million.  The changes in our working capital accounts were driven by decreases in accrued expenses, an increase in accounts receivable and an increase in contract assets, partially offset by changes in income taxes prepaid and payable, decreases in prepaid expenses and other assets, an increase in accounts payable and an increase in deferred revenues.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2020.  The increase in accounts receivable was primarily due to an increase in days’ sales outstanding as well as the billing of receivables for annual maintenance invoices that are typically billed in the first quarter of each year.  The increase in contract assets was primarily due to new term license deals.  The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.  The decrease in prepaid expenses and other assets and the increase in accounts payable were primarily due to the timing of payments.

Investing activities used net cash of $73.3 million for the three months ended March 31, 2020, primarily related to $40.0 million in investments in securities, $18.0 million in capitalized software development costs, $16.3 million in cash paid for business acquisitions (net of cash acquired) and $8.5 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $6.9 million and the collection of other non-current receivables of $2.6 million.

Financing activities used net cash of $517.7 million for the three months ended March 31, 2020, representing a net decrease in client funds obligations of $670.7 million, $31.9 million in quarterly dividends paid and $3.3 million in withholding taxes paid related to equity award net share settlements. These payments were partially offset by net borrowings of debt totaling $150.1 million and proceeds of $38.1 million from stock option exercises.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2020, we held approximately $115.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At March 31, 2020, we held approximately $96.8 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

On January 31, 2020, we entered into an amendment (“the Amendment”) to our senior secured credit agreement (“Amended Senior Secured Credit Agreement”), whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

The Amendment was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for debt modification and extinguishment accounting. We accounted for the debt re-pricing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.  See Note 7 to our Condensed Consolidated Financial Statements for further discussion of debt.

We recorded a $2.8 million loss on extinguishment of debt in the three months ended March 31, 2020 in connection with the Amendment. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to our senior secured credit agreement for amounts accounted for as a debt extinguishment, as well as new financing fees related to amounts accounted for as a debt modification.

As of March 31, 2020, there was $1,906.1 million in principal amount outstanding under the Term B-3 Loan, $1,360.2 million in principal amount outstanding under the Term B-4 Loan and $1,836.7 million in principal amount outstanding under the Term B-5 Loan.  There were no principal amounts outstanding under the Term B-1 Loan or Term B-2 Loan.  In addition, the Amended Senior Secured Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which no availability remained as of March 31, 2020.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $4.0 million was drawn as of March 31, 2020.

We are required to make scheduled quarterly payments of 0.25% of the original principal amount of the Term B-3 Loan, Term B-4 Loan and Term B-5 Loan, with the balance due and payable on April 16, 2025.  No amortization is required under the Revolving

Credit Facility.  We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing term loans, through tender offers, in privately negotiated or open market transactions, or otherwise.

Our obligations under the Term Loans are guaranteed by (i) our existing and future U.S. wholly-owned restricted subsidiaries, in the case of the Term B-3 Loan, Term B-5 Loan and the Revolving Credit Facility and (ii) our existing and future wholly-owned restricted subsidiaries, in the case of the Term B-4 Loan.

The obligations of the U.S. loan parties under the Amended Senior Secured Credit Agreement are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the Amended Senior Secured Credit Agreement are secured by substantially all of our and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of our wholly-owned restricted subsidiaries (with customary exceptions and limitations).

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

As of March 31, 2020, there was $2.0 billion in principal amount of Senior Notes outstanding.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage, which matures in October 2020 (“U.K. Mortgage”).  The outstanding amount under the U.K. Mortgage was $21.1 million at March 31, 2020 with a fixed interest rate of 3.1%.

Covenant Compliance

Under the Revolving Credit Facility portion of the Amended Senior Secured Credit Agreement, we are required to satisfy and maintain a specified financial ratio at the end of each fiscal quarter if the sum of (i) outstanding amount of all loans under the Revolving Credit Facility and (ii) all non-cash collateralized letters of credit issued under the Revolving Credit Facility in excess of $20 million is equal to or greater than 30% of the total commitments under the Revolving Credit Facility.  Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Any breach of this covenant could result in an event of default under the Amended Senior Secured Credit Agreement. Upon the occurrence of any event of default under the Amended Senior Secured Credit Agreement, the lenders could elect to declare all amounts outstanding under the Amended Senior Secured Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.  Any default and subsequent acceleration of payments under the Amended Senior Secured Credit Agreement would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the Amended Senior Secured Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to baskets and ratios based on Consolidated EBITDA.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the Amended Senior Secured Credit Agreement, which is the material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the Amended Senior Secured Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the Amended Senior Secured Credit Agreement.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Amended Senior Secured Credit Agreement.

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in millions)	2020	2019	2020
Net income	$99.2	$80.8	$456.9
Interest expense, net	77.4	101.6	380.8
Provision for income taxes	24.8	16.0	102.0
Depreciation and amortization	184.7	202.8	757.1
EBITDA	386.1	401.2	1,696.8
Stock-based compensation	22.5	20.4	74.5
Acquired EBITDA and cost savings (1)	(1.0)	5.8	25.1
Non-cash portion of straight-line rent expense	(0.1)	—	0.1
Loss on extinguishment of debt	2.8	7.1	2.8
Equity in earnings of unconsolidated affiliates, net	(0.7)	—	(4.4)
Purchase accounting adjustments (2)	1.8	8.0	7.8
ASC 606 adoption impact	2.3	4.2	17.0
Other (3)	48.8	2.5	53.4
Consolidated EBITDA	$462.5	$449.2	$1,873.1

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of March 31, 2020 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.75x	2.67x

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Application of ASU 2016-13 is through a cumulative-effect adjustment to retained earnings as of the effective date.  Upon adoption, ASU 2016-13 did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Effective

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the three months ended March 31, 2020, we had average daily cash balances of approximately $2.4 billion maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.1 million of net income, net of income taxes, on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At March 31, 2020, we had total variable interest rate debt of approximately $5.3 billion. As of March 31, 2020, a 1% increase in interest rates would result in an increase in interest expense of approximately $53.5 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of March 31, 2020 was approximately $76.9 million. The impact of a 10% change in fair value of these investments would have been approximately $5.7 million to net income, net of income taxes.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2020, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These amounts were not material for the three months ended March 31, 2020. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding certain legal proceedings in which we are involved as set forth in Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The World Health Organization has declared the outbreak of COVID-19, or coronavirus, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. Our business and operations could be materially and adversely affected by the effects of COVID-19. The global spread of COVID-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business.

The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

First Repricing Amendment to Credit Agreement, dated as of January 31, 2020, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., the Company’s other subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders and L/C issuers party thereto (Exhibit A thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 16, 2018 (File No. 001-34675))

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

Date: May 7, 2020