Form 10-Q
period 2020-06-30
SS&C Technologies Holdings Inc
filed 2020-08-05
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 257,579,753 shares of the registrant’s common stock outstanding as of July 30, 2020.

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

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$261.9	$152.8
Funds receivable and funds held on behalf of clients	786.5	1,729.9
Accounts receivable, net of allowance for doubtful accounts of $16.4 and $13.2, respectively	676.1	669.7
Contract asset	24.3	20.0
Prepaid expenses and other current assets	186.6	204.5
Restricted cash and cash equivalents	8.4	9.0
Total current assets	1,943.8	2,785.9
Property, plant and equipment, net (Note 2)	423.8	466.4
Operating lease right-of-use assets	357.3	375.3
Investments (Note 3)	166.3	160.1
Unconsolidated affiliates (Note 4)	222.7	234.8
Contract asset	78.9	78.6
Goodwill (Note 6)	7,939.7	7,959.9
Intangible and other assets, net of accumulated amortization of $2,315.6 and $2,022.0, respectively	4,440.4	4,680.1
Total assets	$15,572.9	$16,741.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$71.8	$76.3
Client funds obligations	786.5	1,729.9
Accounts payable	42.0	36.9
Income taxes payable	70.5	13.3
Accrued employee compensation and benefits	189.9	290.6
Interest payable	27.6	27.6
Other accrued expenses	285.8	268.4
Deferred revenues	325.9	333.2
Total current liabilities	1,800.0	2,776.2
Long-term debt, net of current portion (Note 7)	6,830.7	7,077.8
Operating lease liabilities	332.6	348.6
Other long-term liabilities	307.0	333.7
Deferred income taxes	988.8	1,088.7
Total liabilities	10,259.1	11,625.0
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 260.7 million shares and 257.6 million shares issued, respectively, and 257.7 million shares and 254.6 million shares outstanding, respectively	2.6	2.6
Additional paid-in capital	4,397.4	4,266.9
Accumulated other comprehensive loss	(372.3)	(253.0)
Retained earnings	1,382.4	1,177.9
	5,410.1	5,194.4
Less: cost of common stock in treasury, 3.0 and 2.9 million shares, respectively	(96.3)	(78.3)
Total stockholders’ equity	5,313.8	5,116.1
Total liabilities and stockholders’ equity	$15,572.9	$16,741.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Software-enabled services	$945.0	$962.7	$1,934.5	$1,934.7
License, maintenance and related	193.1	185.3	377.2	350.5
Total revenues	1,138.1	1,148.0	2,311.7	2,285.2
Cost of revenues:
Software-enabled services	549.9	573.1	1,133.4	1,160.0
License, maintenance and related	76.9	76.0	159.0	151.0
Total cost of revenues	626.8	649.1	1,292.4	1,311.0
Gross profit	511.3	498.9	1,019.3	974.2
Operating expenses:
Selling and marketing	84.3	86.3	175.7	173.3
Research and development	96.8	93.6	201.7	188.4
General and administrative	88.9	95.5	181.8	187.0
Total operating expenses	270.0	275.4	559.2	548.7
Operating income	241.3	223.5	460.1	425.5
Interest expense, net	(60.5)	(104.3)	(137.9)	(205.9)
Other income, net	19.0	33.9	3.7	37.4
Equity in earnings of unconsolidated affiliates, net	(1.0)	2.2	(0.3)	2.2
Gain (loss) on extinguishment of debt	0.2	—	(2.6)	(7.1)
Income before income taxes	199.0	155.3	323.0	252.1
Provision for income taxes	29.5	34.2	54.3	50.2
Net income	$169.5	$121.1	$268.7	$201.9

Basic earnings per share	$0.66	$0.48	$1.05	$0.80
Diluted earnings per share	$0.64	$0.45	$1.01	$0.76

Basic weighted average number of common shares outstanding	257.0	253.3	256.1	252.4
Diluted weighted average number of common and common equivalent shares outstanding	265.8	266.2	265.7	265.0

Net income	$169.5	$121.1	$268.7	$201.9
Other comprehensive income (loss), net of tax:
Change in unrealized loss on interest rate swaps	(0.3)	(2.8)	(2.7)	(2.8)
Foreign currency exchange translation adjustment	34.1	(11.0)	(116.6)	30.8
Total other comprehensive income (loss), net of tax	33.8	(13.8)	(119.3)	28.0
Comprehensive income	$203.3	$107.3	$149.4	$229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net income	$268.7	$201.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364.1	392.7
Equity in earnings of unconsolidated affiliates, net	0.3	(2.2)
Cash distributions received from unconsolidated affiliates	8.0	—
Stock-based compensation expense	44.6	38.6
Net gains on investments	(5.5)	(37.0)
Amortization and write-offs of loan origination costs and original issue discounts	6.9	8.8
Loss on extinguishment of debt	0.9	—
Loss on sale or disposition of property and equipment	4.0	2.8
Deferred income taxes	(84.1)	(64.7)
Provision for doubtful accounts	4.8	2.2
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(11.9)	14.5
Prepaid expenses and other assets	(16.5)	27.5
Contract assets	(3.7)	(19.1)
Accounts payable	4.0	7.0
Accrued expenses and other liabilities	(91.8)	(140.3)
Income taxes prepaid and payable	101.6	(13.7)
Deferred revenue	(38.7)	(2.4)
Net cash provided by operating activities	555.7	416.6
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	(114.1)	3.2
Additions to property and equipment	(16.0)	(27.0)
Additions to capitalized software	(35.9)	(32.5)
Investments in securities	(40.8)	(0.2)
Proceeds from sales / maturities of investments	33.7	22.5
Distributions received from unconsolidated affiliates	—	2.1
Collection of other non-current receivables	5.0	5.2
Net cash used in investing activities	(168.1)	(26.7)
Cash flow from financing activities:
Cash received from debt borrowings	246.0	2,140.0
Repayments of debt	(503.3)	(2,554.9)
Fees paid for debt extinguishment and refinancing activities	—	(5.8)
Net decrease in client funds obligations	(947.4)	(6.1)
Proceeds from exercise of stock options	82.8	66.4
Withholding taxes paid related to equity award net share settlement	(7.3)	(18.8)
Purchases of common stock for treasury	(27.9)	—
Dividends paid on common stock	(64.0)	(50.6)
Net cash used in financing activities	(1,221.1)	(429.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	0.4
Net decrease in cash, cash equivalents and restricted cash	(838.9)	(39.5)
Cash, cash equivalents and restricted cash, beginning of period	1,789.4	1,113.3
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$950.5	$1,073.8

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$261.9	$131.3
Restricted cash and cash equivalents	8.4	6.1
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	680.2	936.4
	$950.5	$1,073.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended June 30, 2020
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at March 31, 2020	259.0	$2.6	$4,324.3	$1,245.1	$(406.1)	$(78.3)	$5,087.6
Net income	—	—	—	169.5	—	—	169.5
Foreign exchange translation adjustment	—	—	—	—	34.1	—	34.1
Net change in interest rate swaps	—	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	22.1	—	—	—	22.1
Exercise of options, net of withholding taxes	1.7	—	40.7	—	—	—	40.7
Non-cash purchase price consideration	—	—	10.2	—	—	9.9	20.1
Purchases of common stock	—	—	—	—	—	(27.9)	(27.9)
Cash dividends declared - $0.125 per share	—	—	0.1	(32.2)	—	—	(32.1)
Balance, at June 30, 2020	260.7	$2.6	$4,397.4	$1,382.4	$(372.3)	$(96.3)	$5,313.8

	Three Months Ended June 30, 2019
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at March 31, 2019	254.4	$2.5	$4,147.4	$902.8	$(301.2)	$(18.0)	$4,733.5
Net income	—	—	—	121.1	—	—	121.1
Foreign exchange translation adjustment	—	—	—	—	(11.0)	—	(11.0)
Net change in interest rate swaps	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation expense	—	—	18.2	—	—	—	18.2
Exercise of options, net of withholding taxes	0.9	—	12.0	—	—	—	12.0
Cash dividends declared - $0.10 per share	—	—	—	(25.4)	—	—	(25.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance, at June 30, 2019	255.3	$2.5	$4,177.6	$998.4	$(315.0)	$(18.0)	$4,845.5

	Six Months Ended June 30, 2020
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$5,116.1
Net income	—	—	—	268.7	—	—	268.7
Foreign exchange translation adjustment	—	—	—	—	(116.6)	—	(116.6)
Net change in interest rate swaps	—	—	—	—	(2.7)	—	(2.7)
Stock-based compensation expense	—	—	44.6	—	—	—	44.6
Exercise of options, net of withholding taxes	3.1	—	75.5	—	—	—	75.5
Non-cash purchase price consideration	—	—	10.2	—	—	9.9	20.1
Purchases of common stock	—	—	—	—	—	(27.9)	(27.9)
Cash dividends declared - $0.25 per share	—	—	0.2	(64.2)	—	—	(64.0)
Balance, at June 30, 2020	260.7	$2.6	$4,397.4	$1,382.4	$(372.3)	$(96.3)	$5,313.8

	Six Months Ended June 30, 2019
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$4,580.0
Net income	—	—	—	201.9	—	—	201.9
Foreign exchange translation adjustment	—	—	—	—	30.8	—	30.8
Net change in interest rate swaps	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation expense	—	—	38.6	—	—	—	38.6
Exercise of options, net of withholding taxes	2.9	—	47.6	—	—	—	47.6
Cash dividends declared - $0.20 per share	—	—	—	(50.6)	—	—	(50.6)
Balance, at June 30, 2019	255.3	$2.5	$4,177.6	$998.4	$(315.0)	$(18.0)	$4,845.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 (the “2019 Form 10-K”). The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2020, the results of our operations for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2019, which were included in the 2019 Form 10-K. The December 31, 2019 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us as of our first quarter of fiscal 2021.  Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the pending adoption of ASU 2019-12 on our Consolidated Financial Statements.

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30,	December 31,
	2020	2019
Land	$46.5	$47.5
Building and improvements	297.9	302.2
Equipment, furniture, and fixtures	433.9	427.1
	778.3	776.8
Less: accumulated depreciation and amortization	(354.5)	(310.4)
Total property, plant and equipment, net	$423.8	$466.4

Depreciation expense for the three and six months ended June 30, 2020 was $27.1 million and $54.1 million, respectively.  Depreciation expense for the three and six months ended June 30, 2019 was $31.1 million and $63.1 million, respectively.

Note 3—Investments

Investments are as follows (in millions):

	June 30,	December 31,
	2020	2019
Partnership interests in private equity funds	$53.1	$76.7
Marketable equity securities	28.7	37.9
Non-marketable equity securities	84.5	45.5
Total investments	$166.3	$160.1

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses) on equity securities held as of the end of the period	$10.4	$30.1	$(0.8)	$37.5
Realized gains (losses) for equity securities sold during the period	6.1	(0.4)	7.8	(0.9)
Total gains recognized in other income, net	$16.5	$29.7	$7.0	$36.6

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

As of June 30, 2020 and December 31, 2019, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$468.1	$468.1	$—	$—
Marketable equity securities (2)	28.7	28.7	—	—
Deferred compensation liabilities (3)	(15.1)	(15.1)	—	—
Total	$481.7	$481.7	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,051.1	$1,051.1	$—	$—
Marketable equity securities (2)	37.9	37.9	—	—
Deferred compensation liabilities (3)	(20.8)	(20.8)	—	—
Total	$1,068.2	$1,068.2	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2020, the fair value of our non-marketable equity securities was adjusted downward by $1.0 million.  During the six months ended June 30, 2019, the fair value of our non-marketable equity securities was adjusted upward by $0.5 million.

We have partnership interests in various private equity funds that are not included in the tables above.  Our investments in private equity funds were $53.1 million and $76.7 million at June 30, 2020 and December 31, 2019, respectively, of which $49.0 million and $72.1 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.1 million and $4.6 million, respectively, were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  At June 30, 2020 and December 31, 2019, one of our investments in private equity funds, representing 71% and 75%, respectively, of the total value of the private equity fund investments, was primarily invested in the energy sector and real estate.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  This fund has a termination date in 2020 with an optional one-year extension at the discretion of the general partner.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.  Future capital commitments related to our other private equity fund investments were approximately $1.0 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  Even when transfer restrictions do not apply, there is generally no public market for the securities.  Therefore, we may not be able to sell the securities at a time when we desire to do so. We may not always be able to sell those investments at the same or higher prices than we paid for them.  As of June 30, 2020, we did not have plans to sell any of these investments.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities plus any future capital commitments, which include future commitments that we believe are unlikely to be called by the general partner.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		Carrying Value	Excess carrying value of investment over proportionate share of net assets
	Ownership Percentage	June 30, 2020	June 30, 2020
International Financial Data Services L.P.	50%	$92.1	$43.2
Pershing Road Development Company, LLC	50%	72.6	73.9
Broadway Square Partners, LLP	50%	51.6	29.8
Other unconsolidated affiliates		6.4	—
Total		$222.7	$146.9

Investments in unconsolidated affiliates are accounted for under the equity method of accounting.  We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive Income.  One of the unconsolidated affiliates is a party to an interest rate swap agreement.  We record our proportionate share of the change in value of the interest rate swap agreement in Accumulated other comprehensive loss.  Amounts reclassified from Accumulated other comprehensive loss to Net income are recorded in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statement of Comprehensive Income.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
International Financial Data Services L.P.	$1.0	$0.9	$1.7	$1.6
Pershing Road Development Company, LLC	0.4	0.1	1.2	0.6
Broadway Square Partners, LLP	0.4	0.3	0.6	0.5
Other unconsolidated affiliates	(2.8)	0.9	(3.8)	(0.5)
Total	$(1.0)	$2.2	$(0.3)	$2.2

Note 5—Acquisitions

Innovest Systems

On May 15, 2020, we purchased all of the outstanding stock of Innovest Systems, Inc. (“Innovest”) for approximately $99.4 million in cash, net of cash acquired, and 0.4 million shares of our common stock, plus the costs of effecting the transaction and the assumption of certain liabilities.  Innovest provides web-based technology systems for trust accounting and unique asset servicing.  Innovest's product InnoTrust offers solutions to support the accounting and reporting needs of trust companies, banks, private banks, retirement plan administrators and others.

The net assets and results of operations of Innovest have been included in our Condensed Consolidated Financial Statements from May 15, 2020.  The fair value of intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade names and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships, completed technology and trade names are expected to be amortized over approximately 14, 13 and seven years, respectively, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is primarily tax deductible.

There are $5.5 million in revenues from Innovest’s operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020.

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

There are $1.5 million and $1.6 million in revenues from Captricity’s operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020, respectively.

The following summarizes the preliminary allocation of the purchase price for the 2020 acquisitions of Innovest and Captricity. The assets and liabilities pending finalization include the valuation of acquired tangible and intangible assets and the evaluation of taxes (in millions):

	Innovest	Captricity
Accounts receivable	$6.2	$0.3
Fixed assets	1.6	—
Other assets	3.2	3.1
Acquired client relationships and contracts	39.2	3.6
Completed technology	20.1	7.0
Trade names	3.6	0.2
Goodwill	54.1	4.7
Accounts payable	(1.1)	(0.4)
Accrued employee compensation and benefits	(1.1)	(0.3)
Deferred revenue	(1.4)	(2.1)
Other liabilities assumed	(4.9)	(0.8)
Consideration paid, net of cash acquired	$119.5	$15.3

We recorded severance expense related to reductions in headcount in connection with the integration efforts associated with the acquisitions of DST, Eze, Intralinks and Captricity.  The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2020 and 2019 was as follows (in millions):

	For the Six Months Ended June 30,
Consolidated Statements of Comprehensive Income Classification	2020	2019
Cost of software-enabled services	$21.5	$3.8
Cost of license, maintenance and other related	1.2	—
Total cost of revenues	22.7	3.8
Selling and marketing	1.4	2.8
Research and development	5.1	0.9
General and administrative	2.5	1.8
Total operating expenses	9.0	5.5
Total severance expense	$31.7	$9.3

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisition of Innovest and Captricity occurred on January 1, 2019 and the acquisitions of Algorithmics and Investrack occurred on January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.  This unaudited pro forma information (in millions, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,145.4	$1,188.3	$2,335.4	$2,365.3
Net income	$171.8	$125.9	$273.4	$210.4

Note 6—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2020 is as follows (in millions):

Balance at December 31, 2019	$7,959.9
2020 acquisitions	58.8
Adjustments to prior acquisitions	(4.5)
Effect of foreign currency translation	(74.5)
Balance at June 30, 2020	$7,939.7

Note 7—Debt

At June 30, 2020 and December 31, 2019, debt consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Senior secured credit facilities, weighted-average interest rate of 1.93% and 4.05%, respectively	$4,943.0	$5,198.7
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	22.5	25.6
Unamortized original issue discount and debt issuance costs	(63.0)	(70.2)
	6,902.5	7,154.1
Less: current portion of long-term debt	71.8	76.3
Long-term debt	$6,830.7	$7,077.8

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

On March 24, 2020, we borrowed $211.0 million under our Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic.  We borrowed $35.0 million under the Revolving Credit Facility earlier in March for normal seasonal cash flow needs.  As of June 30, 2020, we paid off the outstanding borrowings under our Revolving Credit Facility.  During the second quarter of 2020, we purchased $50.0 million principal amount of our Term Loans in privately negotiated transactions, which resulted in a net gain on extinguishment of debt of $0.2 million.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,943.0	$4,716.2	$5,198.7	$5,231.7
5.5% senior notes due 2027	2,000.0	2,036.8	2,000.0	2,135.0
Other indebtedness	22.5	22.7	25.6	25.9

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In August 2019, our Board of Directors authorized the repurchase of up to $500 million of our common stock on the open market or in privately negotiated transactions. During the three months ended June 30, 2020, we repurchased 0.5 million shares of common stock for approximately $27.9 million. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.  In July 2020, our Board of Directors authorized the renewal and increase of our stock repurchase program, which will enable us to repurchase up to $750 million in the aggregate of our outstanding common stock.  Our authority to repurchase shares under the renewed program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board.

Dividends

We paid a quarterly cash dividend of $0.125 per share of common stock in March and June of 2020 totaling $64.0 million in the aggregate.  We paid a quarterly cash dividend of $0.10 per share of common stock in March and June of 2019 totaling $50.6 million in the aggregate.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consists of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2.8)	$(250.2)	$(253.0)
Net current period other comprehensive loss	(2.7)	(116.6)	(119.3)
Balance, June 30, 2020	$(5.5)	$(366.8)	$(372.3)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized losses on interest rate swaps	$(1.1)	$0.1	$(4.3)	$1.0	$(2.7)	$1.0	$(4.3)	$1.0
Reclassification of losses into net earnings on interest rate swaps	0.7	—	0.5	—	(1.0)	—	0.5	—
Net change in cash flow hedges	(0.4)	0.1	(3.8)	1.0	(3.7)	1.0	(3.8)	1.0
Foreign Currency Translation
Current period translation adjustments	34.6	(0.5)	(10.8)	(0.2)	(116.9)	0.3	31.1	(0.3)
Net cumulative translation adjustments	34.6	(0.5)	(10.8)	(0.2)	(116.9)	0.3	31.1	(0.3)
Total other comprehensive income (loss)	$34.2	$(0.4)	$(14.6)	$0.8	$(120.6)	$1.3	$27.3	$0.7

Note 9—Revenues

We generate revenues primarily through our software-enabled services.  Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.  We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services.  We classify license revenues related to sales-based royalty arrangements as term license revenue.  Maintenance services are generally provided under annually renewable contracts.  Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed, the volume of transactions and the level of service the client requires.  Revenues from professional services consist mostly of services provided on a time and materials basis.

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of June 30, 2020 and December 31, 2019, approximately $49.7 million and $51.8 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $79.9 million and $187.9 million for the three and six months ended June 30, 2020, respectively.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $59.6 million and $146.4 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, revenue of approximately $601.8 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $335.0 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$837.4	$841.9	$1,699.5	$1,670.3
United Kingdom	141.7	164.9	297.9	331.2
Europe (excluding United Kingdom), Middle East and Africa	59.8	49.2	122.8	97.5
Asia-Pacific and Japan	47.1	48.4	92.5	100.0
Canada	34.4	27.4	62.9	54.5
Americas, excluding United States and Canada	17.7	16.2	36.1	31.7
Total	$1,138.1	$1,148.0	$2,311.7	$2,285.2

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software-enabled services	$945.0	$962.7	$1,934.5	$1,934.7
Maintenance and term licenses	163.5	155.9	323.3	286.0
Professional services	23.7	21.0	43.7	41.0
Perpetual licenses	5.9	8.4	10.2	23.5
Total	$1,138.1	$1,148.0	$2,311.7	$2,285.2

Note 10—Stock Based Compensation

Stock options, SARs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2020	2019	2020	2019
Cost of software-enabled services	$8.7	$7.1	$17.8	$15.7
Cost of license, maintenance and other related	1.3	1.2	2.6	2.6
Total cost of revenues	10.0	8.3	20.4	18.3
Selling and marketing	3.4	3.0	6.9	6.0
Research and development	2.7	2.3	5.6	4.9
General and administrative	6.0	4.6	11.7	9.4
Total operating expenses	12.1	9.9	24.2	20.3
Total stock-based compensation expense	$22.1	$18.2	$44.6	$38.6

The following table summarizes stock option and stock appreciation rights (“SARs”) activity as well as restricted stock unit (“RSUs”) activity for the six months ended June 30, 2020 (shares in millions):

	Stock Options and SARs	RSUs
	Shares	Shares
Outstanding at December 31, 2019	42.1	0.5
Granted	0.5	—
Cancelled/forfeited	(0.9)	—
Vested	—	(0.3)
Exercised	(3.0)	—
Outstanding at June 30, 2020	38.7	0.2

Note 11—Income Taxes

The effective tax rate was 14.8% and 22.0% for the three months ended June 30, 2020 and 2019, respectively and 16.8% and 19.9% for the six months ended June 30, 2020 and 2019, respectively. The change in the effective tax rate for the three and six months ended June 30, 2020 compared to the respective prior year periods was primarily due to recognition of a state tax benefit related to a law change, partially offset by a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.  The change in the effective tax rate for the six months ended June 30, 2020 compared to the respective prior year period was also impacted by a decrease in recognition of windfall tax benefits from stock awards in the current year.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States.  We evaluated the provisions of the CARES Act as of March 31, 2020, with no material effect on income taxes in the financial statements. Certain tax provisions of the CARES Act may result in immaterial cash tax benefits.

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$169.5	$121.1	$268.7	$201.9

Shares:
Weighted average common shares outstanding — used in calculation of basic EPS	257.0	253.3	256.1	252.4
Weighted average common stock equivalents — stock options and restricted shares	8.8	12.9	9.6	12.6
Weighted average common and common equivalent shares outstanding — used in calculation of diluted EPS	265.8	266.2	265.7	265.0

Earnings per share - Basic	$0.66	$0.48	$1.05	$0.80
Earnings per share - Diluted	$0.64	$0.45	$1.01	$0.76

Stock options and SARs representing 12.4 million and 12.3 million shares were outstanding for the three and six months ended June 30, 2020, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.  Stock options and SARs representing 4.1 million and 4.4 million shares were outstanding for the three and six months ended June 30, 2019, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 13—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

A putative representative action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”).  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”).  On September 18, 2019, the United States District Court for the Southern District of New York granted a partial dismissal related to certain claims against the DST Defendants concerning the 401k portion of the Plan.  On October 31, 2019, the DST Defendants filed an answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”).  On January 9, 2020, Ruane filed an amended answer to the amended complaint asserting crossclaims for contribution and/or indemnification against DST.  Both DST and Ruane have filed answers denying the crossclaims asserted against them.  On April 10, 2020, Plaintiffs filed a motion for leave to file a third amended complaint as well as a motion to certify a class.  The DST Ferguson Defendants did not oppose those motions.  Briefing was completed on May 8, 2020 and those motions remain pending.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs.  On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs. These complaints name as defendants SS&C, DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these are individual actions and not putative class actions.  On February 18, 2020, the DST Defendants moved to disqualify plaintiffs’ counsel in these actions and in nearly all of the arbitrations described below.  Those motions were fully briefed on March 24, 2020 and remain pending.  On July 6, 2020, plaintiffs filed a notice of voluntary dismissal, in which they sought to dismiss claims against Ruane with prejudice.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in  485 substantially similar individual demands for arbitration through July 6, 2020, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement. The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that each is an individual claim and not a putative class action.  As of April 23, 2020, the parties have jointly submitted 393 of the demands for arbitration to the American Arbitration Association. The remaining demands for arbitration have not yet been submitted.

On October 8, 2019, a substantially similar action to the above-described Ferguson, Canfield, Mendon and arbitration matters captioned Scalia v. Ruane, Cunniff & Goldfarb Inc. was filed by the U.S. Department of Labor (“DOL”) in the United States District Court for the Southern District of New York naming as defendants DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and certain of DST’s former officers and directors (“DST DOL Defendants”), and alleging that the DST DOL Defendants breached fiduciary duties in violation of ERISA in connection with the Plan.  The complaint also names as defendants Ruane and its former Chairman and Chief Executive Officer Robert D. Goldfarb.  In the complaint, the DOL seeks disgorgement, damages and any other appropriate injunctive or equitable relief.  On December 10, 2019, the DST DOL Defendants and Ruane filed separate letter motions requesting a pre-motion conference on their anticipated motions to dismiss the complaint.  The DOL filed responses on December 13, 2019.  Those letter motions remained pending as of July 6, 2020.  The Court has not yet set a schedule for this matter.

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

The impacts of COVID-19 and related economic conditions on our results are uncertain and, in many respects, outside our control. While we have experienced some client delays in committing to services and products, to date we have experienced no direct material negative effects on our business and results of operations as a result of the current COVID-19 outbreak.  The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results in the first and second quarter of 2020 may not be indicative of its impact on our results for the remainder of 2020. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources. As described below, our organic revenues decreased during the three months ended June 30, 2020; a portion of that decrease was driven by weakness in certain of our products due to the current COVID-19 pandemic and economic environment.  There have also been impacts on our expenses during the three and six months ended June

30, 2020.  While certain communications and technology costs have increased to support a primarily remote working environment, overall our organic expenses decreased due to travel restrictions and other related savings associated with the current environment.

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Investrack in November 2019, Algorithmics in December 2019, Captricity in March 2020 and Innovest in May 2020.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software-enabled services	83.0%	83.9%	83.7%	84.7%
License, maintenance and related	17.0%	16.1%	16.3%	15.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2020	2019		2020	2019
Software-enabled services	$945.0	$962.7	(1.8)%	$1,934.5	$1,934.7	0.0%
License, maintenance and related	193.1	185.3	4.2%	377.2	350.5	7.6%
Total revenues	$1,138.1	$1,148.0	(0.9)%	$2,311.7	$2,285.2	1.2%

Three Months Ended June 30, 2020 and 2019. Our revenues decreased $9.9 million, or 0.9%, primarily due to a decrease of $27.8 million in organic revenues and the unfavorable impact from foreign currency translation of $7.2 million.  These decreases were partially offset by increased revenues due to our acquisitions, which, combined, contributed $25.1 million in revenues.  Software-enabled services revenues decreased $17.7 million, or 1.8%, due to a decrease in organic revenues of $20.8 million and the unfavorable impact from foreign currency translation of $6.2 million.  These decreases were partially offset by our acquisitions, which added revenues of $9.3 million.  License, maintenance and related revenues increased $7.8 million, or 4.2%, primarily due to our acquisitions, which added revenues of $15.8 million.  The increase in revenues related to acquisitions was partially offset by a decrease of $7.0 million in organic revenues as well as from the unfavorable impact from foreign currency translation of $1.0 million.

Six Months Ended June 30, 2020 and 2019.  Our revenues increased $26.5 million, or 1.2%, primarily due to our acquisitions, which, combined, contributed $43.2 million in revenues. This increase was partially offset by decreases of $4.1 million in organic revenues and by the unfavorable impact from foreign currency translation of $12.6 million.  Software-enabled services revenues decreased $0.2 million due to a decrease in organic revenues of $1.3 million and the unfavorable impact from foreign currency translation of $10.6 million.  These decreases were partially offset by our acquisitions, which added revenues of $11.7 million.  License, maintenance and related revenues increased $26.7 million, or 7.6%, primarily due to our acquisitions, which added revenues of $31.5 million.  The increase in revenues related to acquisitions was partially offset by a decrease of $2.8 million in organic revenues as well as from the unfavorable impact from foreign currency translation of $2.0 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of software-enabled services	58.2%	59.5%	58.6%	60.0%
Cost of license, maintenance and related	39.8%	41.0%	42.2%	43.1%
Total cost of revenues	55.1%	56.5%	55.9%	57.4%
Gross margin percentage	44.9%	43.5%	44.1%	42.6%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2020	2019		2020	2019
Cost of software-enabled services	$549.9	$573.1	(4.0)%	$1,133.4	$1,160.0	(2.3)%
Cost of license, maintenance and related	76.9	76.0	1.2%	159.0	151.0	5.3%
Total cost of revenues	$626.8	$649.1	(3.4)%	$1,292.4	$1,311.0	(1.4)%

Three Months Ended June 30, 2020 and 2019. Our total cost of revenues decreased by $22.3 million, or 3.4%, primarily due to a decrease in organic cost of revenues of $29.7 million and the favorable impact from foreign currency translation, which reduced costs by $6.2 million.  These decreases were partially offset by $13.6 million of additional costs from our acquisitions. Organic cost of revenues decreased primarily due to reductions in personnel-related expenses as a result of reductions in headcount that occurred in the three months ended March 31, 2020 in connection with continued integration efforts within our recently acquired businesses.  Organic cost of revenues such as travel, entertainment, outside services, consulting, out of pocket and depreciation and amortization also declined. Cost of software-enabled services revenues decreased $23.2 million, or 4.0%, primarily due to a decrease in organic cost of revenues of $24.4 million and the favorable impact from foreign currency translation, which reduced costs by $5.3 million.  These decreases were partially offset by increases from our acquisitions, which added $6.5 million in costs. Cost of license, maintenance and related revenues increased $0.9 million, or 1.2%, primarily due to our acquisitions, which added $7.1 million in costs, partially offset by the decrease in organic cost of license, maintenance and related revenues of $5.3 million as well as the favorable impact from foreign currency translation, which also reduced costs by $0.9 million.

Six Months Ended June 30, 2020 and 2019. Our total cost of revenues decreased by $18.6 million, or 1.4%, primarily due to a decrease in organic cost of revenues of $30.7 million and the favorable impact from foreign currency translation which reduced costs by $9.3 million. Organic cost of revenues such as travel, entertainment, outside services, consulting, out of pocket expenses and depreciation and amortization declined. These decreases were partially offset by increases from our acquisitions, which added $21.4 million in costs. Cost of software-enabled services revenues decreased $26.6 million, or 2.3%, primarily due to a decrease in organic cost of revenues of $26.2 million and the favorable impact from foreign currency translation, which reduced costs by $7.8 million. These decreases were partially offset by increases from our acquisitions, which added $7.4 million in costs. Cost of license, maintenance and related revenues increased $8.0 million, or 5.3%, primarily due to our acquisitions, which added $14.0 million in costs, partially offset by the decrease in organic cost of license, maintenance and related revenues of $4.5 million as well as the favorable impact from foreign currency translation, which reduced costs by $1.5 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling and marketing	7.4%	7.5%	7.6%	7.6%
Research and development	8.5%	8.2%	8.7%	8.2%
General and administrative	7.8%	8.3%	7.9%	8.2%
Total operating expenses	23.7%	24.0%	24.2%	24.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2020	2019		2020	2019
Selling and marketing	$84.3	$86.3	(2.3)%	$175.7	$173.3	1.4%
Research and development	96.8	93.6	3.4%	201.7	188.4	7.1%
General and administrative	88.9	95.5	(6.9)%	181.8	187.0	(2.8)%
Total operating expenses	$270.0	$275.4	(2.0)%	$559.2	$548.7	1.9%

Three Months Ended June 30, 2020 and 2019. Operating expenses decreased $5.4 million, or 2.0%, primarily due to a decrease in travel, entertainment, consulting, legal settlements and professional fees as well as lower amortization of intangible assets. The favorable impact from foreign currency translation further reduced costs by $3.3 million. These decreases were partially offset by our acquisitions, which added $15.6 million in expenses.

Six Months Ended June 30, 2020 and 2019. Operating expenses increased $10.5 million, or 1.9%, primarily due to our acquisitions, which added $27.7 million in expenses, as well as an increase in severance expense of $3.5 million related to reductions in headcount in connection with continued integration efforts within our recently acquired businesses.  These increases were partially offset by a decrease in travel, entertainment, consulting, independent contractors, legal settlements and professional fees as well as lower amortization of intangible assets. The favorable impact from foreign currency translation further reduced costs by $5.9 million.

Comparison of the Three and Six Months Ended June 30, 2020 and 2019 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $60.5 million and $137.9 million for the three and six months ended June 30, 2020, respectively compared to $104.3 million and $205.9 million three and six months ended June 30, 2019, respectively.  The decrease in interest expense, net for 2020 as compared to 2019 relates primarily to lower average interest rates as well as lower average debt balances.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. We had other income, net of $19.0 million and $3.7 million for the three and six months ended June 30, 2020, respectively.  During the three and six months ended June 30, 2020, other income, net included investment gains of $16.8 million and $6.5 million, respectively.  The remaining portion of other income, net consisted primarily of foreign currency transaction gains and losses.  We had other income, net of $33.9 million and $37.4 million for the three and six months ended June 30, 2019, respectively.  During the three and six months ended June 30, 2019, other income, net included investment gains of $29.5 million and $36.9 million, respectively.  The remaining portion of other income, net consisted primarily of foreign currency transaction gains and losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $(1.0) million and $(0.3) million for the three and six months ended June 30, 2020, respectively, compared to $2.2 million for the three and six months ended June 30, 2019, respectively.

Loss on extinguishment of debt. We recorded a $2.6 million loss on extinguishment of debt in the six months ended June 30, 2020 primarily related to the amendment to our senior secured credit agreement. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit agreement for amounts accounted for as a debt extinguishment, as well as new financing fees related to amounts accounted for as a debt modification.  We recorded a $7.1 million loss on extinguishment of debt in the six months ended June 30, 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes.  The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization.  The Senior Notes are discussed further in “Liquidity and Capital Resources.”

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for income taxes	$29.5	$34.2	$54.3	$50.2
Effective tax rate	14.8%	22.0%	16.8%	19.9%

Our effective tax rates for the three and six months ended June 30, 2020 and 2019 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited, and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended June 30, 2020 compared to the prior year was primarily due to recognition of a state tax benefit related to a law change and an increased recognition of windfall tax benefits from stock awards in the current year, partially offset by a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.  The change in the effective tax rate for the six months ended June 30, 2020 compared to the prior year was primarily due to recognition of a state tax benefit related to a law change and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions, partially offset by a decreased recognition of windfall tax benefits from stock awards.  While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the U.K. and India, where we anticipate the statutory tax rates to be 17.5% and 29.1%, respectively, in 2020.  A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations and cash available under our senior secured credit agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.  We continue to evaluate and take action, as necessary, to preserve adequate liquidity. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.

In March 2020, we purchased all of the outstanding stock of Captricity, Inc. for approximately $15.3 million in cash, net of cash acquired, plus the costs of effecting the transaction and the assumption of certain liabilities.  In May 2020, we purchased all of the outstanding stock of Innovest Systems, Inc. for approximately $99.4 million in cash, net of cash acquired and 0.4 million shares of our common stock, plus the costs of effecting the transaction and the assumption of certain liabilities.

During the six months ended June 30, 2020, we paid quarterly cash dividends of $0.125 per share of common stock for each quarter totaling $64.0 million in the aggregate.  During the six months ended June 30, 2019, we paid quarterly cash dividends of $0.10 per share of common stock for each quarter totaling $50.6 million in the aggregate.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $786.5 million of client funds obligations at June 30, 2020.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash provided by (used in):	2020	2019	Change From Prior Year
Operating activities	$555.7	$416.6	$139.1
Investing activities	(168.1)	(26.7)	(141.4)
Financing activities	(1,221.1)	(429.8)	(791.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	0.4	(5.8)
Net decrease in cash, cash equivalents and restricted cash	$(838.9)	$(39.5)	$(799.4)

2020 versus 2019

Net cash provided by operating activities was $555.7 million for the six months ended June 30, 2020.  Cash provided by operating activities primarily resulted from net income of $268.7 million adjusted for non-cash items of $344.0 million, offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $57.0 million.  The changes in our working capital accounts were driven by decreases in accrued expenses, a decrease in deferred revenues, an increase in prepaid expenses and other assets, an increase in accounts receivable and an increase in contract assets, partially offset by changes in income taxes prepaid and payable and an increase in accounts payable.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2020.  The decrease in deferred revenue was primarily due to the recognition of revenue associated with a multi-year license agreement where we received payment in 2019 as well as the revenue associated with annual maintenance fees. The increase in accounts receivable was primarily due to an increase in days’ sales outstanding. The increase in contract assets was primarily due to new term license deals.  The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.  The increase in prepaid expenses and other assets and the increase in accounts payable were primarily due to the timing of payments.

Investing activities used net cash of $168.1 million for the six months ended June 30, 2020, primarily related to $114.1 million in cash paid for business acquisitions (net of cash acquired), $40.8 million in investments in securities, $35.9 million in capitalized software development costs and $16.0 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $33.7 million and the collection of other non-current receivables of $5.0 million.

Financing activities used net cash of $1,221.1 million for the six months ended June 30, 2020, representing a net decrease in client funds obligations of $947.4 million, net repayments of debt of $257.3 million, $64.0 million in quarterly dividends paid, $27.9 million of purchases of common stock for treasury and $7.3 million in withholding taxes paid related to equity award net share settlements. These payments were partially offset by proceeds of $82.8 million from stock option exercises.

2019 versus 2018

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2020, we held approximately $114.4 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At June 30, 2020, we held approximately $92.4 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

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

As of June 30, 2020, there was $1,830.8 million in principal amount outstanding under the Term B-3 Loan, $1,286.2 million in principal amount outstanding under the Term B-4 Loan and $1,826.0 million in principal amount outstanding under the Term B-5 Loan.  There were no principal amounts outstanding under the Term B-1 Loan or Term B-2 Loan.  In addition, the Amended Senior Secured Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $246.0 million was available as of June 30, 2020.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $4.0 million was utilized as of June 30, 2020.

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

Senior Notes

On March 28, 2019, we issued $2,000.0 million aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our existing senior secured credit facilities. The Senior Notes are guaranteed, jointly and severally, by SS&C Holdings and all of its existing and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities or certain other indebtedness. The Senior Notes are unsecured senior obligations that are equal in right of payment to all of our existing and future senior unsecured indebtedness. Interest on the Senior Notes is payable on March 30 and September 30 of each year.

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

As of June 30, 2020, there was $2,000.0 million in principal amount of Senior Notes outstanding.

Other Indebtedness

In connection with the acquisition of DST, we assumed a mortgage, which matures in October 2020 (“U.K. Mortgage”).  The outstanding amount under the U.K. Mortgage was $19.8 million at June 30, 2020 with a fixed interest rate of 3.1%.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Amended Senior Secured Credit Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2020	2019	2020	2019	2020
Net income	$169.5	$121.1	$268.7	$201.9	$505.3
Interest expense, net	60.5	104.3	137.9	205.9	337.0
Provision for income taxes	29.5	34.2	54.3	50.2	97.2
Depreciation and amortization	179.4	189.9	364.1	392.7	746.6
EBITDA	438.9	449.5	825.0	850.7	1,686.1
Stock-based compensation	22.1	18.2	44.6	38.6	78.5
Acquired EBITDA and cost savings (1)	0.5	4.5	2.3	10.3	16.1
Non-cash portion of straight-line rent expense	(0.2)	0.4	(0.3)	0.4	(0.5)
(Gain) loss on extinguishment of debt	(0.2)	—	2.6	7.1	2.6
Equity in earnings of unconsolidated affiliates, net	1.0	(2.2)	0.3	(2.2)	(1.1)
Purchase accounting adjustments (2)	1.8	2.5	3.6	10.5	7.1
ASC 606 adoption impact	0.7	3.9	2.9	8.2	13.7
Other (3)	(15.7)	(24.1)	33.2	(21.7)	61.8
Consolidated EBITDA	$448.9	$452.7	$914.2	$901.9	$1,864.3

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of June 30, 2020 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.75x	2.53x

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

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us as of our first quarter of fiscal 2021.  Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the pending adoption of ASU 2019-12 on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have generally invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the six months ended June 30, 2020, we had average daily cash balances of approximately $2,458.8 million maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.5 million of net income, net of income taxes, on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At June 30, 2020, we had total variable interest rate debt of approximately $4,943.0 million. As of June 30, 2020, a 1% increase in interest rates would result in an increase in interest expense of approximately $49.4 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of June 30, 2020 was approximately $66.7 million. The impact of a 10% change in fair value of these investments would have been approximately $4.9 million to net income, net of income taxes.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2020, approximately 26% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These amounts were not material for the six months ended June 30, 2020. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the second quarter of 2020 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
April 1, 2020 – April 30, 2020	—	$—	—	$439.7
May 1, 2020 – May 31, 2020	—	$—	—	$439.7
June 1, 2020 – June 30, 2020	0.5	$58.62	0.5	$411.8
Total	0.5		0.5
(1)	Information is based on trade dates of repurchase transactions.
(2)	Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program
(3)

Share repurchases were made pursuant to our Common Stock Repurchase Program authorized by our Board of Directors on August 8, 2019.  The program allows for the purchase of up to $500 million of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.  In July 2020, our Board of Directors authorized the renewal and increase of our Common Stock Repurchase Program, which will enable us to repurchase up to $750 million in the aggregate of our outstanding common stock.

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

Date: August 5, 2020