Form 10-K
period 2020-12-31
SS&C Technologies Holdings Inc
filed 2021-02-25
CIK 1402436

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was $12,728,401,143 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 257,696,131 shares of the registrant’s common stock outstanding as of February 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2020

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance, underlying assumptions, and other statements that are other than statements of historical facts. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Such statements reflect management’s best judgment based on factors currently known but are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the state of the economy and the financial services industry and other industries in which our clients operate, our ability to realize anticipated benefits from its acquisitions, including Captricity, Innovest and Millennium, the effect of customer consolidation on demand for our products and services, the increasing focus of our business on the hedge fund industry, the variability of revenue as a result of activity in the securities markets, the ability to retain and attract clients, fluctuations in customer demand for our products and services, the intensity of competition with respect to our products and services, the exposure to litigation and other claims, terrorist activities and other catastrophic events, disruptions, attacks or failures affecting our software-enabled services, risks associated with our foreign operations, privacy concerns relating to the collection and storage of personal information, evolving regulations and increased scrutiny from regulators, our ability to protect intellectual property assets and litigation regarding intellectual property rights, delays in product development, investment decisions concerning cash balances, regulatory and tax risks, risks associated with our joint ventures, changes in accounting standards, risks related to our substantial indebtedness, and the market price of our stock prevailing from time to time. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.  You should not place undue reliance on any such forward-looking statements.  Forward-looking statements speak only as of the date on which they are made and, except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements.

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

Overview

SS&C Technologies Holdings (NASDAQ: SSNC) is the world’s largest hedge fund and private equity administrator, as well as the largest mutual fund transfer agent. SS&C’s unique business model combines end-to-end expertise across financial services operations with software and solutions to service even the most demanding customers in the financial services and healthcare industries. SS&C owns and operates the full technology stack across securities accounting, front-to-back-office operations, performance and risk analytics, regulatory reporting and healthcare information processes.

SS&C’s trusted and proven technology delivers an unparalleled level of scalable capabilities for the most complex portfolios, the most sophisticated strategies, and the highest volumes of transactions.  Through a series of carefully selected acquisitions and organic growth, the breadth and depth of SS&C’s expertise in financial services and healthcare technology are unmatched.

Founded in 1986 and headquartered in Windsor, Connecticut, the company is home to 24,000+ employees in more than 100 cities across 35 countries globally.  With 18,000+ clients spanning the health and financial services industries, our customers’ needs and requirements are always at the forefront of our strategy. We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand cloud solutions that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities.  Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes.  For example, we utilize our software to deliver comprehensive fund administration services to alternative and traditional asset managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting.  We offer clients the flexibility to choose from multiple software delivery options, including on premise applications and hosted, multi-tenant or dedicated applications.  Additionally, we provide clients with targeted, blended solutions based on a combination of software and software-enabled services.  We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

SS&C Health is a services and technology enabled business dedicated to serving the healthcare industry.   The core purpose of our health business is to enable our clients to provide better health services, including improved quality, cost, experience and outcomes to their members. We do this by applying modern technology to medical and pharmacy claims processing, data and analytics and simplifying and improving the experience for our client users and their members. SS&C Health’s chosen market segments are Health Plans and pharmacy benefit managers, specifically, those who serve government-funded member segments and those who are seeking alternatives to the big three integrated health plans.  As a total health partner, our suite of solutions spans across health plan operations.  These options include core claims processing, operational software and high value applications for Value-Based Payment, Encounters, Risk-Adjustment and Total Cost management. Unique in the market, we are prepared to support our clients in their transition to interoperability: storing, securely transporting and leveraging claims and clinical information to drive value for their clients and members.  These solutions enable us to serve a large population of payer clients across the market segments.

Our business model is characterized by high revenue retention rates and significant cash flow.  We generate revenues primarily through our high-value software-enabled services.  Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.  We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services.  Maintenance services are generally provided under annually renewable contracts. Pricing in our software-enabled services businesses scales based on several factors which can include our clients’ assets under management, the complexity of asset classes managed, the number of accounts serviced, the volume of transactions, trading volume, medical claims and pharmacy claims volume and the level of service the client requires. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products.  We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates.

We generated revenues of $4,667.9 million for the year ended December 31, 2020 as compared to revenues of $4,632.9 million for the year ended December 31, 2019.  In 2020, we generated 77% of our revenues from clients in North America and 23% from clients outside North America.  Our revenues are highly diversified, with our largest client in 2020 accounting for less than 5% of our revenues.  Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 12 to our Consolidated Financial Statements.

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

Market Trends

The demand for our products and services comes from a number of distinct sources: new formations in asset and wealth management and healthcare, new business lines and combinations of business lines at existing clients, replacement of legacy in-house operations and competitor systems and expansion of our existing client relationships.  Underlying these demand drivers are several industry trends, including:

●

COVID-19 accelerates adoption of outsourcing and cloud-based solutions. COVID-19 presented a number of challenges for our customer base due to the global shift to a remote workforce. SS&C continues to see robust interest in its solutions to drive transformation as customers look to emerge from the crisis with more resilience and agility and expect a lasting effect on the way financial services and healthcare firms conduct business. The post-COVID-19 environment requires an increased focused on operational efficiency, infrastructure stability, and ability to access systems and data via cloud-based, web-based portals.

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

●

Focus on digital transformation.  Evaluating the implications of new technologies is a challenge for our clients. By combining institutional-grade quality with cutting edge technology, we help apply the right solutions to help grow our client’s business more efficiently.  Many of our clients are faced with internal digital transformation projects or external threats from emerging tech disrupter competition. As a result, clients are investing in new technology to help expand profit margins and offer new products. New technology incorporating artificial intelligence (“AI”), including machine learning and Robotic Process Automation (“RPA”), are gaining traction in the financial technology industry.  We believe that these next generation tools will increase efficiency and reduce errors without human intervention. Overall, we continue to see increasing migration to the cloud to achieve operational scalability and lower fixed costs.

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

●

Transformation of healthcare industry’s business model. The 2010s saw the lowest decade of population growth in U.S. history with nearly 17% of the population reaching age 65+ in 2020 as compared to 13% in 2010 with average healthcare spending rates nearly 3 times that of a working age person.  As the national healthcare expenditure reached $3.8 trillion (over $11,500 per person), with $1.4 trillion coming from government programs, there is continued increase of regulatory oversight, shifting economic models, and new pricing transparency rules to improve outcomes, price transparency and cost containment.  The pandemic caused shifts in care delivery to virtual care, telehealth, self-management, aging in place and a remote workforce which we expect to continue. Through these shifts we believe there will be increased need for population health management and acceleration of innovation.  With federally-mandated data interoperability and the convergence of administrative and clinical data, an influx of artificial intelligence, more stringent controls in cloud-first solutions, cybersecurity and consumer-directed access to electronic health information is mission critical. The rapid transformation and market expectations are creating an ongoing need for industry expertise and outsourcing – all contributing to opportunity.

Competitive Strengths

The following are our core strengths that we believe enable us to differentiate ourselves in the markets we serve:

Enhanced capability through software ownership.

We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins and providing a competitive advantage.  Because we primarily use our own proprietary software in the execution of our software-enabled services and generally own and control our products’ source code, we can quickly enable continuous updates in a highly scalable, reliable and secure manner and respond to client feedback. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not provide a comparable model and therefore do not have the same level of hands-on experience with their products.

Global industry leader with strong market position focused on software and software-enabled services for the financial services industries.

We are a global business providing a broad portfolio of software products and software-enabled services and have approximately 140 offices worldwide.  As of December 31, 2020, we had over 22,000 development, service and support professionals with significant expertise across the industries that we serve and a deep working knowledge of our clients’ businesses.  We provide highly flexible, scalable and cost-effective solutions that enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements.  Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

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

SS&C is currently the largest fund administrator for alternative investment managers, including hedge funds, private equity, real assets and fund of funds. We are the largest third-party mutual fund transfer agent, and through our Global Investor and Distribution Solutions (“GIDS”) business, we deliver global transfer agency and investor servicing powered by a single global servicing platform. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, which enables providers to lower risk and improve client service. Our highly tenured staff of industry experts allow us to deliver consistent service excellence to the asset management customers we service.  The fact that we are operating our own proprietary software to deliver these services allows us to ensure all aspects of our offering are optimized to deliver cost effective, accurate solutions.

As a publicly traded company, our clients and prospects have access to our 10-Qs and 10-Ks filed with the SEC, giving them transparency into our overall financial strength.

Experienced management team with strong integrating and operating track record.

Our senior management team has a track record of operational excellence and an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 58 businesses we have acquired since 1995.  By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses.  All of our senior executives are compensated based upon our financial success.

Business Strategies

Our strategy is to continue to deliver compelling solutions and value propositions to our customers in the financial services and healthcare industries.  The following are key elements to our strategy for achieving this objective:

Build upon and extend our leadership position in software and software-enabled services in the financial services industry.

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

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world.  Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally.  We believe there is opportunity to grow our client base over time as our products become more widely adopted.  We believe we also have an opportunity to capitalize on the increasing adoption of outsourcing mission-critical operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. We also believe we have an opportunity to expand our footprint within existing clients. We will continue to focus on cross-selling our products and bundling solutions. Our software-enabled services revenues increased from $2,798.9 million for the year ended December 31, 2018 to $3,891.3 million for the year ended December 31, 2020.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts.  We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects.  We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs.  We have a proven ability to integrate complementary businesses as demonstrated by the 58 businesses we have acquired since 1995.  Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals.  As a result, our acquisitions have contributed marketable products or services that have added to our revenues.  Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients.  Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America.  In the year ended December 31, 2020, we generated 23% of our revenues from clients outside North America.  We are building our international operations in order to increase our sales outside North America.  We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services.  We also plan to leverage our growing presence in the Asia Pacific region as a result of recent acquisitions.  Over the last three years, revenue from the Asia Pacific region has increased 32.6% to $193.3 million. We believe this region presents a compelling growth opportunity.

Increase profitability through margin expansion.

We expect to drive increased margins through delivering innovative end-to-end solutions that provide significant value to customers and warrant premium pricing.  We have significant scale with best-in-class solutions and software-enabled services across the delivery spectrum, which we believe, combined with a diversified service offering and client base, drives stable revenues and increased operating leverage.  Our operating flexibility allows us to scale our costs based on client demands. We are also able to increase our margins by implementing more technology in our services business, including automating traditionally manual accounting functions.

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

Since 1995, we have acquired 58 businesses within our industry.  These acquisitions have contributed marketable products and services, which have added to our revenues and earnings.  We have generally been able to improve the operating performance and profitability of our acquired businesses.  We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses.  In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 8 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 2010 (in millions):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
December 2010	TimeShareWare	$30.5	Added shared ownership property management platform to real estate offering
May 2012	Thomson Reuters’ PORTIA Business	$170.0	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834.4	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95.0	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600.0	Expanded global investment management software and services
September 2015	Varden Technologies	$25.0	Added cloud-based client and advisor communication solutions for investment firms
November 2015	Primatics Financial	$116.0	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup’s Alternative Investor Service	$425.0	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo’s Global Funds Service	$75.1	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88.5	Expanded fund administration services in hedge fund and other asset management sectors
October 2017	CommonWealth Fund Services Ltd.	$16.4	Expanded fund administration services in hedge fund and private equity sectors
April 2018	DST Systems, Inc.	$5,400.0	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
June 2018	CACEIS North America	$20.0	Expanded fund administration services in hedge fund and private equity sectors
October 2018	Eze Software Group, LLC	$1,450.0	Strengthened SS&C’s front to back office technology
November 2018	Intralinks Holdings, Inc.	$1,500.0	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
November 2019	Algorithmics	$88.8	Added cloud-based risk analytics and additional regulatory solutions
March 2020	Captricity	$15.8	Added data transformation platform to extract handwritten and machine printed data from paper documents
May 2020	Innovest	$120.0	Added web-based trust accounting and unique asset servicing solutions

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

Software-enabled Services

•

SS&C GlobeOp – Named “Best Global Hedge Fund Administrator” of 2019 by Hedgeweek, SS&C GlobeOp serves a worldwide clientele of hedge funds, private equity funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $1.8 trillion in assets under administration. SS&C provides a full suite of comprehensive capabilities, including but not limited to: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services and automated support of post-trade activities. Under SS&C GlobeOp, SS&C Direct provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts.

•

Global Investor and Distribution Solutions (“GIDS”)– Utilizing proprietary software applications, GIDS delivers global transfer agency and investor servicing powered by a single global servicing platform. The platform provides investors, advisers, and asset managers’ unique data-driven operational insights, real-time transparent oversight, intelligent automation and state-of-the-art digital tools. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, which enables providers to lower risk and improve client service. Services include anti-money laundering and fraud detection, blue sky administration and reporting, event center services, reconciliation, remittance, registered fund services and trade monitoring/surveillance.

•

SS&C Retirement Solutions – SS&C’s retirement solutions business provides technology, administration and record keeping processes on our end-to-end digital platform, TRAC. SS&C supports organizations that represent more than 10.1 million participants and approximately 400,000 plan sponsors. Our digital retirement solutions help financial services providers drive more efficient processes, move critical yet cumbersome procedures online, and implement a flexible platform for growth. Services include outsourced recordkeeping and call center operations, SaaS recordkeeping, rollover and income portability, retirement intelligence, advisor practice management, personalized education and financial wellness. The UK and Australian markets also include pensions and actuarial services, superannuation, and transfer value analysis.

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

•

Bluedoor – SS&C’s Bluedoor is an integrated registry system for wealth managers and fund platforms in the UK and Australia, delivering real-time automation and high levels of straight-through-processing, allowing these financial institutions to improve service efficiency and reduce expenditure and technology debt. Integrated with intelligent business process management functionality and digital applications, Bluedoor helps our clients engage with customers in a meaningful way and provides a flexible approach to deploying new products.

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

Software license, maintenance and related

•

Portfolio/Investment Accounting and Analytics Software – We provide comprehensive, integrated software solutions that help our clients streamline operations and accelerate global accounting processes. Our portfolio accounting solutions provide seamless front-to-back office integration, with the flexibility to meet the unique accounting needs of our customers and virtually unlimited scalability to accommodate growth.  Our fund accounting solutions meet the challenges of high-volume, global fund managers with support for complex, multi-asset class and multi-currency strategies.  We also have solutions catered to insurance accounting and commercial, consumer and residential loan accounting.

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

o

SS&C Singularity – Our first smart investment operations, accounting and analytics system – a cloud-based solution designed to support the operating model of financial institutions. Singularity uses artificial intelligence, machine learning, robotic process automation, intelligent workflow optimization and advanced predictive analytics to drive significant cost savings and continuous operational improvements for our clients.

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

o

Innotrust – Innotrust supports the accounting and reporting needs of trust companies, banks, private banks, retirement plan administrators, and others that need to control, account for, and report on assets held in trust, wealth and retirement accounts. Innotrust is web services/API enabled and provides a full suite of portfolio management tools including rebalancing, trade blotters, trade order management and integrated performance reporting.

•	Portfolio Management Software
o

Eze Eclipse – Eze Eclipse is a cloud-native front-to-back investment management platform, designed to streamline trading operations, optimize efficiency and minimize the total cost of ownership for investment managers. Eze

Eclipse allows our clients to trade efficiently with optimized order routing, pre-defined allocation schemes, on-the-fly allocation tools and key data summaries effortlessly reconcile positions, cash and transactions to third parties.

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

Professional services

We offer a range of professional services to assist clients.  Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support.  Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems.  Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries.  We believe our commitment to professional services facilitates the adoption of our software products across our target markets.  For the year ended December 31, 2020, revenues from professional services represented 2% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues.  We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs.  Direct telephone support is provided during extended business hours and additional hours are available during peak periods.  We distribute content-rich, periodic blogs and thought leadership targeted at clients and prospects in each of our vertical and geographic markets.  We supplement our service and support activities with comprehensive training.  Training options include regularly hosted classroom and online instruction, SS&C Learning Institute, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services and healthcare industries.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis.  Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers.  Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized firms in the financial services and healthcare industries.  During the year ended December 31, 2020, our top 10 clients represented approximately 15% of total revenues, with no single client accounting for more than 5% of total revenues.

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

Our marketing personnel have extensive experience in marketing to the financial services and healthcare industries and are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support.  Our marketing activities focus on cost-effective means of reaching current and potential clients, including:

●	Providing content-rich, periodic blogs and thought leadership targeted at clients and prospects in each of our vertical and geographic markets;
●	publishing and distributing thought leadership white papers or articles to appropriate press outlets;
●	hosting regular product-focused webinars;
●	sponsoring virtual seminars and events, speaking engagements and symposiums; and
●	delivering digital, integrated marketing programs.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage.  To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines.  We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality.  Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers.  Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products.  For the years ended December 31, 2020, 2019 and 2018, our research and development expenses were $399.4 million, $383.7 million and $318.2 million, respectively.  In addition, we have made significant investments in intellectual property through our acquisitions.

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

Alternative Investments:  In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, the first consists of independent specialized administration providers, which are generally smaller than us, and the second includes prime brokerage and other financial services firms offering fund administration services.  Major competitors in this market include large custodian banks, such as State Street, BNY Mellon and Northern Trust, as well as CITCO Group. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support and onboarding, level of software development expertise and total cost of ownership.  Our strengths in this market are our expertise, our independence, our transparency, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

Asset Management:  In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements.  Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as BNY Mellon Financial to smaller providers of specialized applications and technologies such as SimCorp, Empower and others.  We also compete with internal processing and IT departments of our clients and prospective clients.  The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment.  Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients.

Healthcare:  In our healthcare markets, we compete with providers of pharmacy and medical claims processing, benefit management, care management, business process outsourcing, business intelligence and analytics.  We compete with other third-party providers such as United Health, CVS Health, Cigna/Express Scripts, and companies that perform their services in-house with licensed or internally developed systems and processes.  SS&C Health is not integrated, owned, controlled, or merged with any specific health plan. This structure allows us to demonstrate we do not have business model or channel conflicts that drive membership to a particular channel (such as retail, mail, or specialty pharmacies), nor do we compete with our health plan clients. Our independent model enables us to be a client’s strategic partner versus a potential competitor. Our competitors’ healthcare administration and health outcomes optimization solutions are primarily based on complete replacement of a payer’s core system. With a component-based approach, health payer clients can choose core application replacement, or adopt component applications to address areas that offer the most opportunity for improvement, with minimal disruption to business operations.

Insurance and Pension Funds:  In our insurance and pension funds market, we compete with a variety of vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements.  Competitors in this market range from large providers of investment operations, accounting and analytics systems, such as State Street (Princeton Financial Systems), Clearwater Analytics and FIS, to smaller providers of specialized applications and services. We also compete with outsourcers, as well as the internal processing and information technology departments of our clients and prospective clients.  The key competitive factors in marketing insurance and pension plan systems are the accuracy, timeliness and reporting of processed information provided to internal and external clients, features and adaptability of the software, level and quality of customer support, economies of scale and return on investment.  Our strengths in this market are our years of experience, our top-tier clients, the ability to provide solutions by multiple delivery methods, our cost-effective and customizable solutions and our expertise.

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

Human Capital

As of December 31, 2020, we had over 24,600 full-time employees, including approximately 13,600 in our international operations, consisting of approximately:

●	3,400 employees in research and development;
●	18,800 employees in client support, consulting and services;
●	1,100 employees in sales and marketing;
●	1,300 employees in finance and administration.

Our ability to attract, train and retain highly skilled employees is a critical component of our success. We value a diverse workforce and an inclusive culture, made up of smart people and superb technology. We believe strong collaboration and innovation allows us to be successful. As a global organization, we view diversity as one of our biggest strengths and advantages. Our employees have widely diverse cultural backgrounds and life experiences. We value individualism, distinct viewpoints and that we can all learn something from each other. We are committed to being an organization that welcomes, celebrates and thrives on diversity. The breadth of our products and services, our global office network and our clientele affords opportunities for mobility and advancement within the Company for people who make a positive impact. We monitor and evaluate various turnover and attrition metrics throughout our management teams. No employee is covered by any collective bargaining agreement.

We have a well-designed rewards program, which benefits both us and our employees, by ensuring alignment of rewards with goals and expectations. Our compensation program is designed to promote a performance-driven work culture that drives our growth and provides competitive compensation opportunities to attract and retain top performers.  We provide benefits programs that are flexible, comprehensive and competitive. We encourage employees to take time off when they need it to maintain a healthy work/life balance.  We offer professional development and tuition reimbursement for degree programs and job-related coursework.

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

You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K and the other reports we submit to the SEC. If any of the following risks materialize, it could materially affect our business, operating results, cash flows and financial condition and possibly lead to a decline in our stock price. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties that we face. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we have not currently identified as being material may also impair our business, operating results, cash flows and financial condition.

Summary of Risk Factors

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Relating to Our Business

●

the effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows;

●

our business is greatly affected by changes in the state of the general economy and the financial markets, and uncertainty in the general economy, the financial services industry or other industries in which our clients operate could disproportionately affect the demand for our products and services;

●	we may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions;
●	consolidations or failures among our clients or within their respective industries could adversely affect us by causing a decline in demand for our products and services;
●	our revenues may decrease due to declines in the levels of participation and activity in the securities markets;
●	our business has become increasingly focused on the hedge fund industry, and we are subject to the variations and fluctuations of that industry;
●	if we are unable to retain and attract clients, our revenues and net income would remain stagnant or decline;
●	we face significant competition with respect to our products and services, which may result in price reductions, reduced gross margins or loss of market share;
●	our software-enabled services may be subject to disruptions, attacks or failures that could adversely affect our reputation and our business;
●	we expect that our operating results, including our profit margins and profitability, may fluctuate over time;
●	additional tax expense or additional tax exposures could affect our future profitability;
●

if third-party service providers on which we rely, or other third-parties with which we do business or which facilitate our business activities, suffer disruptions to their IT systems, our business could be harmed;

●	an increase in subaccounting services performed by brokerage firms has and will continue to adversely impact our revenues;
●	catastrophic events may adversely affect our business;
●	we have substantial operations and a significant number of employees in India and we are therefore subject to regulatory, economic and political uncertainties in India;
●	we are dependent on our senior management and their continued performance and productivity;
●	if we cannot attract, train and retain qualified employees, we may not be able to provide adequate technical expertise and customer service to our clients;
●

If we are unable to protect our proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third-parties.

●	we may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements;
●	undetected software design defects, errors or failures, or employee errors, may result in defects, delays, loss of our clients’ data, litigation against us and harm to our reputation and business;
●

investment decisions with respect to cash balances, market returns or losses on investments, and limits on insurance applicable to cash balances held in bank and brokerage accounts, including those held by us and as agent on behalf of our clients, could expose us to losses of such cash balances and adversely affect revenues attributable to cash balance deposit investments;

●	a substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the U.S.;
●	we are exposed to fluctuations in currency exchange rates that could negatively impact our operating results and financial condition;
●	our investments in funds and our joint ventures could decline in value;
●	we do not control certain businesses in which we have significant ownership;
●

some of our joint venture investments are subject to buy-sell agreements, which could, among other things, restrict us from selling our interests even if we were to determine it would be prudent to do so;

●	a material weakness in our internal controls could have a material adverse effect on us;

Legal or Regulatory Risks

●	our businesses expose us to risks of claims and losses that could be significant and damage our reputation and business prospects;
●	our business is subject to evolving regulations and increased scrutiny from regulators;
●	our role as a fund administrator has in the past, and may in the future, expose us to claims and litigation from clients, their investors, regulators or other third-parties;
●

because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform;

●

we could become subject to litigation regarding our or a third-party’s intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs;

Risks Relating to Our Indebtedness

●	our substantial indebtedness could adversely affect our financial health and operations;
●	to service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control;
●	restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies;
●

changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our outstanding debt;

Risks Relating to Ownership of Our Common Stock

●

if equity research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline;

●	the market price of our common stock may be volatile, which could result in substantial losses for investors in our common stock;
●	William C. Stone, our Chairman of the Board and Chief Executive Officer exerts significant control over our Company;
●	SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted;
●	our management has broad discretion in the use of our existing cash resources and may not use such funds effectively; and
●

provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, depress the trading price of our common stock.

Risks Relating to Our Business

The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The extent to which our results are affected by COVID-19 will largely depend on future developments, which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2020 we consummated our acquisitions of Captricity, Innovest Systems and Millennium Consulting Services and Millennium Seminar Services (“Millennium”). However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

We are subject to income taxes in the U.S. and various international jurisdictions.  Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities.  On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), was signed into law, significantly reforming the U.S. Internal Revenue Code.  The Tax Act, among other things, reduces the U.S. federal statutory corporate tax rate, imposed a one-time transition tax on previously undistributed foreign earnings, limits the deductibility on executive compensation, imposes a tax on Global Intangible Low-Taxed Income (“GILTI”) and modifies or repeals many business deductions and credits.  The U.S. Department of Treasury and Internal Revenue Service has issued several complex proposed and final regulations, and related guidance, regarding provisions of the Tax Act.  However, several aspects of the legislation remain unclear and subject to interpretation.  Further guidance, technical corrections and regulations are expected to be issued, which could lessen or increase certain impacts of the legislation.  Furthermore, states continue to issue guidance and enact legislation in response to the Tax Act, all of which could have a material impact on our income tax expense, assets and liabilities.

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

We service open-end and closed-end funds registered under the Investment Company Act of 1940, including mutual funds, exchange-traded funds, interval funds and exchange-listed closed-end funds, as well as private funds, collective investment trusts and other accounts under shareowner recordkeeping arrangements which we refer to as registered accounts.  These arrangements are distinguished from broker subaccounts, which are serviced under contract with a broker/dealer.  Our clients may adopt the broker subaccount structure.  We offer subaccounting services to brokerage firms that perform shareowner subaccounting.  As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis.  Brokerage firms that obtain agreements from our clients to use a broker subaccount structure cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which generally results in lower revenues.  While subaccounting conversions have generally been limited to our non-tax advantaged mutual fund accounts, such conversions have begun to extend to the tax-advantaged accounts (such as retirement and Section 529 accounts) we service, which could adversely affect our business and operating results.

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

As of December 31, 2020, we had approximately 6,700 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

For the years ended December 31, 2020, 2019 and 2018 international revenues accounted for 27%, 27% and 28%, respectively, of our total revenues. We sell certain of our products primarily outside the U.S.  In addition, Brexit and international trade tensions have created political and economic uncertainty and instability in global financial and foreign currency markets. The U.K. exited the E.U. on January 31, 2020 and the U.K’s membership in the E.U. single market ended on December 31, 2020, with a new bilateral trade and cooperation agreement being announced on December 24, 2020. While these events provide some clarity regarding the future relationship between the U.K. and the E.U., there remains uncertainty related to the new relationship between the U.K. and the E.U., which may adversely affect our operations and financial results, as we generated approximately $569.9 million, $652.9 million and $503.9 million in revenues from the U.K. in the years ended December 31, 2020, 2019 and 2018, respectively. Our international business is also subject to a variety of other risks, including:

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

Legal or Regulatory Risks

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

Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to products and services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry.  As a result, our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Federal Financial Institutions Examination Council (and its constituent members, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau), Australian Securities & Investments Commission, Bermuda Monetary Authority, British Virgin Islands Financial Services Commission, Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission, Federal Trade Commission, Cayman Islands Monetary Authority, Luxembourg Commission de Surveillance du Secteur Financier, Financial Industry Regulatory Authority, U.K. Financial Conduct Authority, Central Bank of Ireland, National Futures Association, Guernsey Financial Services Commission, Jersey Financial Services Commission, Ontario Securities Commission, U.S. Securities and Exchange Commission, Securities Commission of the Bahamas, State Departments of Insurance through Third Party Administator licenses, U.S. Department of Health & Human Services, U.S. Center for Medicare & Medicaid Services, U.S. Department of Defense, U.S. Office of Inspector General, U.S. Office of Civil Rights, U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the U.S., the United Kingdom (“U.K.”) and the other jurisdictions in which we operate.  As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

In addition, the final outcome of negotiations between the U.K. and the E.U. relating to Brexit remains uncertain. While the U.K. withdrew from the E.U. on January 31, 2020, and the transition period ended on December 31, 2020, negotiations regarding future regulatory arrangements continue.  As a result, the impact of potential changes on the U.K. regulatory regime remains uncertain.  Moreover, our healthcare business is subject to evolving and increasing federal and state regulation.  Such federal regulation is developed, interpreted or enforced by regulators including, the Centers for Medicare and Medicaid Services, the U.S. Dept. of Health and Human Services, the Office for Civil Rights and the Office of the Inspector General.  Typically a state’s department of insurance regulates much of our healthcare business; however, each state’s statutes dictate such authority.  Any of these regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations, or the interpretations thereof, may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future.

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

We currently have a substantial amount of indebtedness. As of December 31, 2020, we had total indebtedness of $6,496.0 million and an additional $246.1 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We estimate that our current levels of indebtedness as of December 31, 2020 will result in annual interest payments of approximately $196.0 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our outstanding debt.

Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.  At December 31, 2020, we had total debt of $6,496.0 million, including $4,485.9 million of variable interest rate debt and which may bear interest rates in relation to LIBOR, depending on our selection of repayment options.  On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question, and the future of LIBOR at this time is uncertain.  If LIBOR ceases to exist, we may need to renegotiate our Credit Agreement and may not be able to do so with terms that are favorable to us.  In particular, the method and rate used to calculate our interest rates and/or payments under the Credit Agreement in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations – Senior Secured Credit Facilities” for additional information.  The overall financial market may be disrupted as a result of the discontinuation, reform or replacement of LIBOR or any other benchmark rate, or any uncertainty in respect thereof.  Disruption in the financial market or the inability to renegotiate our Credit Agreement with favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2020, our common stock has traded as high as $74.00 and as low as $6.64.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.  In addition, the market price of our common stock may fluctuate significantly.  Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 17, 2021, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 13.2% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2020, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C and Advent Software, Inc.  The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located at 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in approximately 140 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 60% of our office space as compared to owning 40% of our office space.  We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of February 17, 2021, we had approximately 129,000 beneficial shareholders of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the fourth quarter of 2020 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
October 1, 2020 – October 31, 2020	—	$—	—	$469.9
November 1, 2020 – November 30, 2020	0.1	$58.89	0.1	$462.0
December 1, 2020 – December 31, 2020	—	$—	—	$462.0
Total	0.1		0.1

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

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

And the Nasdaq Computer and Data Processing Index

*	$100 invested in stock on 12/31/2015. Return calculations of indices assume the reinvestment of dividends.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
SS&C Technologies Holdings, Inc.	100	84	120	135	185	221
Nasdaq Composite - Total Returns	100	109	141	137	187	272
Nasdaq Computer & Data Processing Index	100	109	155	163	224	326

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base and expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2018, we have spent approximately $8.6 billion on our seven most significant acquisitions, using a combination of cash on hand, equity and debt financing (as discussed in Notes 8, 10 and 11 to our Consolidated Financial Statements).

The following table lists the significant businesses we have acquired since January 1, 2018:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Innovest	May 2020	Added web-based trust accounting and unique asset servicing solutions
Captricity	March 2020	Added data transformation platform to extract handwritten and machine printed data from paper documents
Algorithmics	November 2019	Added cloud-based risk analytics and additional regulatory solutions
Intralinks Holdings, Inc.	November 2018	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
Eze Software	October 2018	Strengthened SS&C’s front to back office technology
CACEIS North America	June 2018	Expanded fund administration services in hedge fund and private equity sectors
DST Systems, Inc.	April 2018	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the businesses listed in the table above for the respective time periods each was owned by SS&C.

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services.  Since 2018, we have seen increased demand in the financial services industry for these services from existing and new customers.  We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanding our service offerings and providing our employees with sales incentives.  We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients.  Our software-enabled services revenues increased from $2,798.9 million and 82% of total revenues in 2018 to $3,891.3 million and 83% of revenues in 2020.  We believe that our high level of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology.

Liquidity. In connection with the acquisition of DST in the second quarter of 2018, we entered into a new credit agreement (“Credit Agreement”), which is described in Contractual Obligations, to fund a large portion of the purchase price, refinance amounts outstanding, including our previously issued Senior Notes and our prior credit facility (“Prior Facility”), and refinance all of DST’s existing indebtedness.  We also raised cash through the sale and issuance of approximately 30.3 million shares of our common stock for total net proceeds of $1.4 billion.  In the fourth quarter of 2018, we funded our acquisitions of Eze and Intralinks with a combination of cash on hand and $1,875.0 million in incremental term loan debt and the issuance of 9.9 million shares of our common stock.  In March of 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our existing senior secured credit facilities.  In January 2020, we entered into an amendment to our senior secured credit agreement, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.  No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

We generated $1,184.7 million in cash from operating activities in 2020, compared to $1,328.3 million and $640.1 million in 2019 and 2018, respectively. In 2020, we used our operating cash flow, $189.7 million in proceeds from the exercise of stock options and existing cash to repay $738.2 million of net debt, pay $136.1 million in dividends, fund business acquisitions of $116.0 million, purchase $227.7 million of common stock for treasury and invest in capital expenditures in our business.

The impacts of COVID-19 and related economic conditions on our results are uncertain and, in many respects, outside our control. While we have experienced some client delays in committing to services and products, to date we have experienced no direct material negative effects on our business and results of operations as a result of the COVID-19 pandemic. The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results through 2020 may not be indicative of its impact on our results into 2021. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources. As described below, our organic revenues decreased during 2020. A portion of that decrease was driven by weakness in certain of our businesses due to the current COVID-19 pandemic and economic environment. There have also been impacts on our expenses during 2020. While certain communications and technology costs have increased to support a primarily remote working environment, overall our organic expenses decreased due to travel restrictions and other related savings associated with the current environment.

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Investrack in November 2019, Algorithmics in December 2019, Captricity in March 2020, Innovest in May 2020 and Millennium in December 2020.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Software-enabled services	83.4%	83.5%	81.8%
License, maintenance and related	16.6%	16.5%	18.2%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2020	2019	2018	2020	2019
Software-enabled services	$3,891.3	$3,869.2	$2,798.9	0.6%	38.2%
License, maintenance and related	776.6	763.7	622.2	1.7%	22.7%
Total revenues	$4,667.9	$4,632.9	$3,421.1	0.8%	35.4%

Fiscal 2020 versus Fiscal 2019. Our revenues increased $35.0 million, or 0.8%, primarily due to our acquisitions, which, combined, contributed $100.4 million to the increase in revenues.  This increase was partially offset by a decrease of $65.3 million in organic revenues. The unfavorable impact from foreign currency translation reduced revenues by $0.1 million.  Software-enabled services revenues increased $22.1 million, or 0.6%, primarily due to our acquisitions, which contributed $40.4 million to the increase in revenues, as well as from the favorable impact from foreign currency translation of $0.7 million.  These increases were partially offset by a decrease in organic revenues of $19.0 million.  License, maintenance and related revenues increased $12.9 million, or 1.7%, primarily due to our acquisitions, which contributed $60.0 million to the increase in revenues.  This increase was partially offset by a decrease of $46.3 million in organic revenues as well as the unfavorable impact from foreign currency translation of $0.8 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Cost of software-enabled services	58.0%	59.6%	62.6%
Cost of license, maintenance and related	40.8%	40.1%	47.9%
Total cost of revenues	55.1%	56.4%	60.0%
Gross margin percentage	44.9%	43.6%	40.0%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2020	2019	2018	2020	2019
Cost of software-enabled services	$2,257.3	$2,305.7	$1,753.0	(2.1)%	31.5%
Cost of license, maintenance and related	316.8	306.0	298.1	3.5%	2.7%
Total cost of revenues	$2,574.1	$2,611.7	$2,051.1	(1.4)%	27.3%

Fiscal 2020 versus Fiscal 2019. Our total cost of revenues decreased $37.6 million, or 1.4%, primarily due to a decrease in organic cost of revenues of $87.8 million and the favorable impact from foreign currency translation, which reduced costs by $3.9 million.  Organic cost of revenues such as travel, entertainment, independent contractors, outside services, consulting, out-of-pocket expenses and depreciation and amortization declined. These decreases were partially offset by increases from our acquisitions, which added $54.1 million in costs. Cost of software-enabled services revenues decreased $48.4 million, or 2.1%, primarily due to a decrease in organic cost of software-enabled services revenues of $72.1 million and the favorable impact from foreign currency translation, which reduced costs by $3.4 million. These decreases were partially offset by increases from our acquisitions, which added $27.1 million in costs.  Cost of license, maintenance and related revenues increased $10.8 million, or 3.5%, primarily due to our acquisitions, which added $27.0 million in costs, partially offset by the decrease in organic cost of license, maintenance and related revenues of $15.7 million as well as the favorable impact from foreign currency translation, which reduced costs by $0.5 million.

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

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Selling and marketing	7.6%	7.6%	6.1%
Research and development	8.6%	8.3%	9.3%
General and administrative	7.5%	8.0%	9.2%
Transaction expenses	—	—	2.9%
Total operating expenses	23.7%	23.9%	27.5%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2020	2019	2018	2020	2019
Selling and marketing	$356.3	$353.9	$211.0	0.7%	67.7%
Research and development	399.4	383.7	318.2	4.1%	20.6%
General and administrative	352.3	369.2	313.9	(4.6)%	17.6%
Transaction expenses	—	—	97.8	0.0%	(100.0)%
Total operating expenses	$1,108.0	$1,106.8	$940.9	0.1%	17.6%

Fiscal 2020 versus 2019. Operating expenses increased $1.2 million, or 0.1%, primarily due to our acquisitions, which added $56.3 million in expenses. These increases were partially offset by a decrease of $52.4 million in organic operating expenses such as travel, entertainment, consulting, independent contractors, legal settlements, marketing, depreciation as well as lower amortization of intangible assets.  The favorable impact from foreign currency translation reduced costs by $2.7 million.

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

Comparison of Fiscal 2020, 2019 and 2018 for Interest, Taxes and Other

Interest income. We had interest income of $4.0 million in 2020 compared to $4.7 million in 2019 and $9.1 million in 2018. The decrease in interest income in 2020 primarily resulted from lower average interest rates on our cash balances relative to the prior year.  The decrease in interest income in 2019 primarily resulted from lower average cash balances relative to the prior year.

Interest expense. We had interest expense of $249.9 million in 2020 compared to $409.6 million in 2019 and $280.1 million in 2018. The decrease in interest expense in 2020 relates primarily to lower average interest rates as well as lower average debt balances. The increase in interest expense in 2019 reflects the full year effect of our borrowings under our Credit Agreement in connection with the acquisitions of DST, Eze and Intralinks during 2018 and, to a lesser extent, higher average interest rates associated with the issuance of our 5.5% Senior Notes.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. Other income, net for 2020 consisted primarily of foreign currency transaction gains and investment gains. Other income (expense), net for 2019 consisted primarily of investment gains, partially offset by foreign currency transaction losses.

Equity in earnings of unconsolidated affiliates, net.  We had equity in earnings of unconsolidated affiliates, net of ($1.5) million for 2020, $3.6 million for 2019 and $2.1 million for 2018.  Our equity in earnings of unconsolidated affiliates was a loss in 2020 due to losses incurred by one of our affiliates that operates a hotel and had a significant impact to their operations due to Covid-19.  The amount earned in 2019 and 2018 is primarily related to our proportionate share of IFDS L.P.’s net income, offset by amortization of basis differences.

Loss on extinguishment of debt, net. We recorded a $4.2 million loss on extinguishment of debt in 2020 primarily related to the amendment of our credit agreement and the write-off of capitalized financing fees and original issue discount associated with prepayments of our Term Loan facility.  During 2020, we purchased $184.8 million principal amount of our Term Loans in privately negotiated transactions, which resulted in a net gain on extinguishment of debt of $0.8 million.  We also made additional principal payments prior to their scheduled maturity, which resulted in a loss on extinguishment of debt of $2.2 million due to the write-off of a portion of unamortized capitalized financing fees and unamortized original issue discount.  We recorded a $7.1 million loss on extinguishment of debt in 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes.  The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization.  The Senior Notes are discussed further in “Liquidity and Capital Resources.”  We recorded a $43.3 million loss on extinguishment of debt in 2018 related to the amendment and restatement of our credit agreement.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and unamortized original issue discount related to the Prior Credit Agreement and Senior Notes for amounts accounted for as a debt extinguishment and a make-whole premium paid in connection with the redemption of the Senior Notes.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2020	2019	2018	2020	2019
Provision for income taxes	$150.6	$93.2	$21.9	61.6%	325.6%
Effective tax rate	19.4%	17.5%	17.5%

Our 2020, 2019 and 2018 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations, permanent book to tax differences and the effect of the Tax Act.  Our effective tax rate for 2020 includes benefits related to stock-based awards, recognition of a state tax benefit related to a law change and releases of uncertain tax positions due to statute of limitation expirations and closed audits.  Our effective tax rate for 2019 included benefits related to stock-based awards, the utilization of foreign net operating losses against which valuation allowances were previously recorded and releases of uncertain tax positions due to closed audits and statute of limitation expirations.  The increase in the effective tax rate from 2019 to 2020 was primarily related to the increase in valuation allowances and decreases in relative favorable impacts of stock based compensation and uncertain tax positions, partially offset by a decrease in state taxes due to a law change recorded during the year.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in India and the U.K., where the statutory rates were 29.1% and 19.0%, respectively, in 2020, 29.1% and 19.0%, respectively, in 2019, and 30.5% and 19.0%, respectively, in 2018.  A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets, repurchase shares of our common stock and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations, and cash available under our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

In March 2020, we purchased Captricity for $15.1 million in cash, net of cash acquired, plus the costs of effecting the transaction and the assumption of certain liabilities. In May 2020, we purchased Innovest for approximately $99.1 million in cash, net of cash acquired and 0.4 million shares of our common stock, plus the costs of effecting the transaction and the assumption of certain liabilities.

In 2020, we paid quarterly cash dividends totaling $136.1 million.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2020 were $1,337.9 million, a decrease of $451.5 million from $1,789.4 million at December 31, 2019. The decrease in cash was primarily due to the decrease in cash and cash equivalents associated with funds held on behalf of clients.  See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients.  We had $1,227.4 million and $1,729.9 million of client funds obligations at December 31, 2020 and 2019, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2020	2019	2018	2020	2019

Operating activities	$1,184.7	$1,328.3	$640.1	$(143.6)	$688.2
Investing activities	(210.5)	(140.5)	(7,102.6)	(70.0)	6,962.1
Financing activities	(1,428.1)	(513.4)	7,517.0	(914.7)	(8,030.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.4	1.7	(5.9)	0.7	7.6
Net (decrease) increase in cash, cash equivalents and restricted cash	$(451.5)	$676.1	$1,048.6	$(1,127.6)	$(372.5)

Operating activities: Cash provided by operating activities primarily resulted from net income of $625.2 million adjusted for non-cash items of $673.2 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $113.7 million. The changes in our working capital accounts were driven by increases in prepaid expenses and other assets and decreases in deferred revenue, accounts payable and accrued expenses and other liabilities, partially offset by changes in income taxes prepaid and payable and a decrease in accounts receivable. The increases in prepaid expenses and other assets was primarily due to an incentive payment made in connection with a client contract extension. The decrease in deferred revenue was primarily due to the recognition of revenue associated with a multi-year license agreement where we received payment in 2019 as well as the revenue associated with annual maintenance fees. The decrease in accounts payable was primarily due to the timing of payments. The change in income taxes prepaid and payable is primarily driven by the timing of tax payments. The decrease in accounts receivable was primarily due to a decrease in days’ sales outstanding.

Investing activities: We used net cash of $210.5 million primarily related to cash paid for business acquisitions (net of cash acquired) of $116.0 million, $71.6 million in capitalized software development costs, $60.9 million in investments in securities and $34.8 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $60.3 million, receipts from the collection of other non-current receivables of $10.3 million and proceeds from the sale of property and equipment of $2.3 million.

Financing activities: Cash used in financing activities of $1,428.1 million primarily resulted from the net repayments of debt totaling $738.2 million, the net decrease in client funds obligations of $504.9 million, $227.7 million in treasury stock repurchases, $136.1 million in quarterly dividends paid and $10.9 million in withholding taxes paid related to equity award net share settlements.  These payments were partially offset by $189.7 million in cash received from stock option exercises.

Fiscal 2019 versus 2018

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2019 were $1,789.4 million, an increase of $676.1 million from $1,113.3 million at December 31, 2018. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients.  See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively. We also had $1,729.9 million and $1,014.7 million of client funds obligations at December 31, 2019 and 2018, respectively.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2020, we held approximately $115.6 million in cash and cash equivalents at non-U.S. subsidiaries where we have made such a determination and in turn no provision for income taxes had been made. At December 31, 2020, we held approximately $88.5 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$6,496.0	$52.7	$101.5	$4,341.8	$2,000.0
Interest payments (1)	1,132.5	196.0	389.1	327.4	220.0
Operating lease obligations (2)	466.5	80.4	129.9	93.2	163.0
Tax payable (3)	24.2	—	2.0	22.2	—
Purchase obligations (4)	155.0	105.9	48.8	0.3	—
Total contractual obligations	$8,274.2	$435.0	$671.3	$4,784.9	$2,383.0

(1)

Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 0.15% plus 1.75% for U.S. dollar loans on our Term B-3, B-4 and B-5 facilities and 5.5% on our Senior Notes.

(2)	We are obligated under noncancelable operating leases for office space and office equipment.
(3)	Represents our obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years.
(4)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2020, our liability for uncertain tax positions and related interest and penalties payable was $114.7 million and $29.9 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.  As a result, these amounts are not included in the above contractual obligations table.

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

The Credit Agreement includes four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility for SS&C (“Term B-1 Loan”), which was repaid in full in 2019; (ii) a $5.9 million term B-2 facility for SS&C SARL (“Term B-2 Loan”), which was repaid in full in 2018; (iii) a $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (the “Term B-3 Loan”); and (iv) a $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (the “Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $246.1 million was available as of December 31, 2020.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $3.9 million was utilized as of December 31, 2020.

The majority of the initial proceeds from the Initial Term Loans was used to fund the acquisition of DST, repay certain amounts outstanding under our then-existing credit agreement (“Prior Credit Agreement”), repay all of the outstanding principal amount of our 5.875% Senior Notes due 2023 (“Prior Senior Notes”) and repay acquired debt associated with DST.

The refinancing of the Prior Credit Agreement was evaluated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.  See Note 10 to our Consolidated Financial Statements for further discussion of debt.

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

On January 31, 2020, we entered into an amendment (the “Pricing Amendment”) to our Credit Agreement dated April 16, 2018. Pursuant to the Pricing Amendment, the interest rate margin applicable to Term Loan B was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

The Pricing Amendment was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for debt modification and extinguishment accounting. We accounted for the debt re-pricing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility.  Amounts drawn on the Revolving Credit Facility initially bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%, and is subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.0% in the case of the LIBOR margin and 1.0% in the case of the base rate margin.  The Term B-3 Loan, Term B-4 Loan and Term B-5 Loan initially incurred interest at either LIBOR plus 2.50% or at the base rate plus 1.50%, and were subject to a step-down at any time our consolidated net secured leverage ratio was less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin. In January 2020, we entered into the Pricing Amendment, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.

As of December 31, 2020, there was $1,537.0 million in principal amount outstanding under the Term B-3 Loan, $1,189.3 million in principal amount outstanding under the Term B-4 Loan and $1,759.6 million in principal amount outstanding under the Term B-5 Loan.  There were no principal amounts outstanding under the Term B-1 Loan and Term B-2 Loan.

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

At any time prior to March 30, 2022, we may, at our option, redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes, plus an applicable “make-whole” premium, plus accrued and unpaid interest to the redemption date. At any time on or after March 30, 2022, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest to the redemption date. In addition, at any time on or before March 30, 2022, we may to redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.  We may also, from time to time in our sole discretion, purchase, redeem, or retire our senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.

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

As of December 31, 2020, there was $2.0 billion in principal amount of Senior Notes outstanding.

On April 16, 2018, we redeemed all of the outstanding principal amount of our Prior Senior Notes utilizing a portion of the proceeds from the Initial Term Loans described above.  The redemption of the Prior Senior Notes required the payment of a “make-whole” premium calculated pursuant to the indenture governing the Prior Senior Notes.  See Loss on extinguishment of debt within Note 10 to our Consolidated Financial Statements for further discussion.  In addition, on May 1, 2018, we redeemed senior notes of DST that were acquired as a part of the acquisition of DST utilizing a portion of the proceeds of the Initial Term Loans described above.  The redemption of DST’s senior notes totaled $600.4 million, which included a “make-whole” premium.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our Credit Agreement.

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$625.2	$438.5	$103.2
Interest expense, net	245.9	404.9	271.0
Provision for income taxes	150.6	93.2	21.9
Depreciation and amortization	725.3	775.2	518.5
EBITDA	1,747.0	1,711.8	914.6
Stock-based compensation	87.8	72.4	96.9
Acquired EBITDA and cost savings (1)	2.3	49.6	523.5
Non-cash portion of straight-line rent expense	(0.1)	0.1	—
Loss on extinguishment of debt, net	4.2	7.1	43.3
Equity in earnings of unconsolidated affiliates, net	1.5	(3.6)	(2.1)
Purchase accounting adjustments (2)	6.9	14.0	17.8
ASC 606 adoption impact	5.2	19.0	40.2
Other (3)	1.5	7.1	170.5
Consolidated EBITDA, as defined	$1,856.3	$1,877.5	$1,804.7

(1)

Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.

(2)

Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions (b) an adjustment to increase personnel and commissions expense by the amount that would have been recognized if prepaid commissions and deferred personnel costs were not adjusted to fair value at the date of the acquisitions, and (c) an adjustment to increase or decrease rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.

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

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2020 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.75x	2.31x

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

Our investments in unconsolidated affiliates are accounted for under the equity method of accounting.  The carrying value of our investments in unconsolidated affiliates exceeds the proportionate share of net assets of the unconsolidated affiliates, resulting in basis differences. We recognize our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on our Consolidated Statements of Comprehensive Income (Loss).

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

Investments in non-marketable equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share are recorded using the measurement alternative in Accounting Standards Update (“ASU”) 2016-01.  These investments are recorded at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.  At each reporting period, we assess if these investments continue to qualify for this measurement alternative.  Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on our financial position.

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value. Judgement is required in the determination of goodwill reporting units. On July 1, 2020, our reporting unit structure changed as a result of a change in our management structure. As of December 31, 2019 and through June 30, 2020, we had two reporting units, one which included the DST business, and one which includes the rest of our operations. As of July 1, 2020 and through December 31, 2020, we continue to have two reporting units, though one is our health business and the other includes the rest of our operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Our impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2020.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2020, 2019 and 2018 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

Software license revenues are recognized at the point of time when the software license has been delivered.  Term license fees are typically due in annual installments at the beginning of each annual period and we record a contract asset for amounts recognized as revenue in excess of amounts billed.  We recognize maintenance revenues ratably over the term of the underlying contract term because we transfer control evenly by providing a stand-ready service.  The term of the maintenance contract on a perpetual license is usually one year and the duration of a term license contract is usually between one to five years.  Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term. Revenues from professional services consist mostly of services provided on a time and materials basis.

In contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct.  We allocate the transaction price to each performance obligation based on our relative standalone selling price out of total consideration of the contract.  Standalone selling price is determined utilizing observable prices to the extent available.  If the standalone selling price for a performance obligation is not directly observable, we estimate it maximizing the use of observable inputs.  For maintenance and support, we determine the standalone selling price based on the price at which we separately sell a renewal contract and the economic relationship between licenses and maintenance.  We primarily determine the standalone selling price for sales of license arrangements using the residual approach.  For professional services, we determine the standalone selling prices based on the price at which we separately sell those services.

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

As of December 31, 2020, we had $114.7 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For 2020, there were average daily cash balances of approximately $2.5 billion maintained in such accounts.  We estimate that a 1% change in interest rates would equate to approximately $9.8 million of net income on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At December 31, 2020, we had total debt of $6,496.0 million, including $4,485.9 million of variable interest rate debt. As of December 31, 2020, a 1% change in LIBOR would result in a change in interest expense of approximately $44.9 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities.  Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of December 31, 2020 was approximately $78.8 million.  The impact of a 10% change in fair value of these investments would have been approximately $5.8 million to net income.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During 2020, approximately 27% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2020. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Health Business Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8,078.7 million as of December 31, 2020. Management tests goodwill annually for impairment as of December 31 and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management measures the fair value of the Company’s reporting units utilizing the income method. Significant judgments required to estimate the fair value of the Company’s reporting units include determining appropriate discount rates, revenue growth rates and estimating the margin on the Company’s revenues to determine earnings before income taxes, depreciation, amortization and stock-based compensation.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the health business reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, revenue growth rates, and the margin on the Company’s revenues to determine earnings before income taxes, depreciation, amortization and stock-based compensation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the determination of the fair value of the health business reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate of the health business reporting unit; evaluating the appropriateness of the income method; testing the completeness and accuracy of underlying data used in the income method; and evaluating the significant assumptions used by management related to the discount rate, revenue growth rates, and the margin on the Company’s revenues to determine earnings before income taxes, depreciation, amortization and stock-based compensation. Evaluating management’s assumptions related to the revenue growth rates and margin on the Company’s revenues to determine earnings before income taxes, depreciation, amortization and stock-based compensation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income method and the discount rate.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 25, 2021

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$209.3	$152.8
Funds receivable and funds held on behalf of clients	1,227.4	1,729.9
Accounts receivable, net of allowance for doubtful accounts of $16.8 and $13.2, respectively (Note 3)	648.0	669.7
Contract asset	20.4	20.0
Prepaid expenses and other current assets	187.5	204.5
Restricted cash and cash equivalents	5.9	9.0
Total current assets	2,298.5	2,785.9
Property, plant and equipment, net (Note 4)	412.8	466.4
Operating lease right-of-use assets (Note 5)	350.8	375.3
Investments (Note 6)	183.5	160.1
Unconsolidated affiliates (Note 7)	225.6	234.8
Contract asset	82.0	78.6
Goodwill (Note 9)	8,078.7	7,959.9
Intangible and other assets, net of accumulated amortization of $2,655.6 and $2,022.0, respectively (Note 9)	4,291.7	4,680.1
Total assets	$15,923.6	$16,741.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$53.9	$76.3
Client funds obligations	1,227.4	1,729.9
Accounts payable	28.1	36.9
Income taxes payable	9.3	13.3
Accrued employee compensation and benefits	311.5	290.6
Interest payable	27.5	27.6
Other accrued expenses	293.1	268.4
Deferred revenues	332.5	333.2
Total current liabilities	2,283.3	2,776.2
Long-term debt, net of current portion (Note 10)	6,388.5	7,077.8
Operating lease liabilities (Note 5)	323.6	348.6
Other long-term liabilities	287.9	333.7
Deferred income taxes	923.8	1,088.7
Total liabilities	10,207.1	11,625.0
Commitments and contingencies (Note 17)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 263.9 million shares and 257.6 million shares issued, respectively, and 257.6 million shares and 254.6 million shares outstanding, respectively	2.6	2.6
Additional paid-in capital	4,544.0	4,266.9
Accumulated other comprehensive loss	(201.0)	(253.0)
Retained earnings	1,667.0	1,177.9
	6,012.6	5,194.4
Less: cost of common stock in treasury, 6.3 and 2.9 million shares, respectively	(296.1)	(78.3)
Total stockholders’ equity	5,716.5	5,116.1
Total liabilities and stockholders’ equity	$15,923.6	$16,741.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Software-enabled services	$3,891.3	$3,869.2	$2,798.9
License, maintenance and related	776.6	763.7	622.2
Total revenues	4,667.9	4,632.9	3,421.1
Cost of revenues:
Software-enabled services	2,257.3	2,305.7	1,753.0
License, maintenance and related	316.8	306.0	298.1
Total cost of revenues	2,574.1	2,611.7	2,051.1
Gross profit	2,093.8	2,021.2	1,370.0
Operating expenses:
Selling and marketing	356.3	353.9	211.0
Research and development	399.4	383.7	318.2
General and administrative	352.3	369.2	313.9
Transaction expenses	—	—	97.8
Total operating expenses	1,108.0	1,106.8	940.9
Operating income	985.8	914.4	429.1
Interest income	4.0	4.7	9.1
Interest expense	(249.9)	(409.6)	(280.1)
Other income, net	41.6	25.7	8.2
Equity in earnings of unconsolidated affiliates, net	(1.5)	3.6	2.1
Loss on extinguishment of debt, net	(4.2)	(7.1)	(43.3)
Income before income taxes	775.8	531.7	125.1
Provision for income taxes (Note 16)	150.6	93.2	21.9
Net income	$625.2	$438.5	$103.2

Basic earnings per share	$2.44	$1.73	$0.44
Diluted earnings per share	$2.35	$1.66	$0.42

Basic weighted-average number of common shares outstanding	256.4	252.9	232.5
Diluted weighted-average number of common and common equivalent shares outstanding	266.6	264.2	243.7

Net income	$625.2	$438.5	$103.2
Other comprehensive income (loss), net of tax:
Change in unrealized loss on interest rate swaps	(2.7)	(2.8)	—
Defined benefit pension adjustment	(3.2)	—	—
Foreign currency exchange translation adjustment	57.9	92.8	(260.3)
Total other comprehensive income (loss), net of tax	52.0	90.0	(260.3)
Comprehensive income (loss)	$677.2	$528.5	$(157.1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$625.2	$438.5	$103.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725.3	775.2	518.5
Equity in earnings of unconsolidated affiliates, net	1.5	(3.6)	(2.1)
Cash distributions received from unconsolidated affiliates	8.0	2.5	4.2
Stock-based compensation expense	87.8	72.4	96.9
Net gains on investments	(24.2)	(35.1)	(0.9)
Amortization and write-offs of loan origination costs and original issue discounts	13.8	28.4	13.6
Loss on extinguishment of debt, net	4.1	—	43.3
Loss on sale or disposition of property and equipment	4.6	2.6	0.3
Deferred income taxes	(155.4)	(87.1)	(105.8)
Provision for doubtful accounts	7.7	6.2	4.0
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	24.3	9.9	50.4
Prepaid expenses and other assets	(86.9)	49.1	31.9
Contract assets	(2.5)	(48.1)	(22.3)
Accounts payable	(13.1)	(0.7)	(91.0)
Accrued expenses and other liabilities	(8.2)	(43.2)	(2.9)
Income taxes prepaid and payable	31.4	(35.0)	(17.4)
Deferred revenue	(58.7)	196.3	16.2
Net cash provided by operating activities	1,184.7	1,328.3	640.1
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	(116.0)	(94.1)	(7,066.7)
Additions to property and equipment	(34.8)	(63.0)	(33.6)
Proceeds from sale of property and equipment	2.3	6.2	9.7
Additions to capitalized software	(71.6)	(67.4)	(55.5)
Investments in securities	(60.9)	(0.3)	(16.4)
Proceeds from sales / maturities of investments	60.3	65.1	45.1
(Contributions to) distributions received from unconsolidated affiliates	(0.1)	2.8	7.8
Collection of other non-current receivables	10.3	10.2	7.0
Net cash used in investing activities	(210.5)	(140.5)	(7,102.6)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	286.0	2,241.0	8,744.0
Repayments of debt and acquired debt	(1,024.2)	(3,364.8)	(3,141.0)
Fees paid for debt extinguishment and refinancing activities	—	(6.1)	(86.4)
Net (decrease) increase in client funds obligations	(504.9)	681.6	604.8
Proceeds from exercise of stock options	189.7	125.7	84.9
Withholding taxes paid related to equity award net share settlement	(10.9)	(22.8)	(17.5)
Proceeds from common stock issuance, net	—	—	1,399.1
Purchases of common stock for treasury	(227.7)	(60.3)	—
Dividends paid on common stock	(136.1)	(107.7)	(70.9)
Net cash (used in) provided by financing activities	(1,428.1)	(513.4)	7,517.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.4	1.7	(5.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(451.5)	676.1	1,048.6
Cash, cash equivalents and restricted cash, beginning of period	1,789.4	1,113.3	64.7
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,337.9	$1,789.4	$1,113.3

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$209.3	$152.8	$166.7
Restricted cash and cash equivalents	5.9	9.0	6.4
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	1,122.7	1,627.6	940.2
	$1,337.9	$1,789.4	$1,113.3
Supplemental disclosure of cash paid for:
Interest	$236.2	$353.7	$249.8
Income taxes, net of refunds	$277.4	$222.7	$143.4

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired through tenant improvement allowances	$4.4	$2.8	$0.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(in millions, except per share data)

	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2017	208.1	$2.1	$2,018.1	$766.9	$(82.7)	$(18.0)	$2,686.4
Net income	—	—	—	103.2	—	—	103.2
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(260.3)	—	(260.3)
Stock-based compensation expense (Note 13)	—	—	91.1	—	—	—	91.1
Exercise of options, net of withholding taxes (Note 13)	4.1	—	67.4	—	—	—	67.4
Non-cash purchase price consideration	—	—	48.1	—	—	—	48.1
Cumulative effect of accounting change (Note 12)	—	—	—	47.9	—	—	47.9
Issuance of common stock (Note 11)	40.2	0.4	1,866.7	—	—	—	1,867.1
Dividends declared - $0.30 per share (Note 11)	—	—	—	(70.9)	—	—	(70.9)
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$4,580.0
Net income	—	—	—	438.5	—	—	438.5
Foreign exchange translation adjustment (Note 11)	—	—	—	—	92.8	—	92.8
Net change in interest rate swaps (Note 11)	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation expense (Note 13)	—	—	72.4	—	—	—	72.4
Exercise of options, net of withholding taxes (Note 13)	5.2	0.1	102.8	—	—	—	102.9
Dividends declared - $0.425 per share (Note 11)	—	—	0.3	(107.7)	—	—	(107.4)
Purchase of common stock (Note 11)	—	—	—	—	—	(60.3)	(60.3)
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$5,116.1
Net income	—	—	—	625.2	—	—	625.2
Foreign exchange translation adjustment (Note 11)	—	—	—	—	57.9	—	57.9
Net change in interest rate swaps (Note 11)	—	—	—	—	(2.7)	—	(2.7)
Defined benefit pension adjustment (Note 11)	—	—	—	—	(3.2)	—	(3.2)
Stock-based compensation expense (Note 13)	—	—	87.8	—	—	—	87.8
Exercise of options, net of withholding taxes (Note 13)	6.3	—	178.8	—	—	—	178.8
Non-cash purchase price consideration (Note 8)	—	—	10.2	—	—	9.9	20.1
Dividends declared - $0.53 per share (Note 11)	—	—	0.3	(136.1)	—	—	(135.8)
Purchase of common stock (Note 11)	—	—	—	—	—	(227.7)	(227.7)
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$5,716.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C Technologies Holdings, Inc., or “Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. ”We,” “us,” “our,” and the “Company” means SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectability of accounts receivable, valuation of non-marketable securities, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, income tax accruals and the value of deferred tax assets and liabilities. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates. The inputs into our estimates also considered the economic implications of COVID-19 on our estimates.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of us and our subsidiaries.  All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.  We consolidate any entity in which we have a controlling financial interest.  Under the voting interest model, generally the investor that has voting control (usually more than 50% of an entity’s voting interests) consolidates the entity.  Under the variable interest entity (“VIE”) model, the party that has the power to direct the entity’s most significant economic activities and the ability to participate in the entity’s economics consolidates the entity.  An entity is considered a VIE if it possesses any one or more of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses; 4) equity holders do not participate fully in an entity’s residual economics; and 5) the entity was established with non-substantive voting interests.  Our investments in private equity funds meet the definition of a VIE; however, the private equity fund investments are not consolidated as we do not have the power to direct the entities’ most significant economic activities.

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

Revenue Recognition

We account for the recognition of our revenue in accordance with the relevant accounting literature, primarily Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606).  We adopted ASC 606 on January 1, 2018, as further discussed in Note 12.  Our sources of revenue are described below.

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

In software-enabled services arrangements, the arrangement is a single performance obligation or a stand-ready performance obligation, which in either case is comprised of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e. distinct days or months of service).  We apply a measure of progress (typically time-based) to any fixed consideration and allocate variable consideration to the distinct periods of service based on usage or summarization of account information.  These variable payments relate specifically to our efforts to perform the services in the period in which the fee applies.  This variability is solely attributed to and resolved as a result of the transfer of these services; these fees are independent of the transfer of past or future goods or services.  These fees meet the allocation objective of Accounting Standards Codification (“ASC”) 606 because they represent the amount of consideration we are entitled to for these services.  Revenue is generally recognized over the period the services are provided, which results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

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

We recognize maintenance revenues ratably over the term of the underlying contract term because we transfer control evenly by providing a stand-ready service. The term of the maintenance contract on a perpetual license is usually one year and the duration of a term license contract is usually between one to five years.  Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term.

Revenues from professional services consist mostly of services provided on a time and materials basis. The performance obligations are satisfied, and revenues are recognized, over time as the services are provided.

In contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct.  We allocate the transaction price to each performance obligation based on our relative standalone selling price out of total consideration of the contract.  Standalone selling price is determined utilizing observable prices to the extent available.  If the standalone selling price for a performance obligation is not directly observable, we estimate it maximizing the use of observable inputs.  For maintenance and support, we determine the standalone selling price based on the price at which we separately sell a renewal contract and the economic relationship between licenses and maintenance.  We primarily determine the standalone selling price for sales of license arrangements using the residual approach.  For professional services, we determine the standalone selling prices based on the price at which we separately sell those services.

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

Costs of Revenues

Costs of revenues include all costs, including depreciation and amortization, incurred to produce revenues. Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a basis consistent with the pattern of transfer of goods or services to the customer to which the asset relates over the expected customer relationship period if we expect to recover those costs. The expected customer relationship period is determined based on average historical customer relationship periods, including expected renewals. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs we incur to obtain a contract that we would not have incurred if the contract had not been obtained. We have determined that certain commissions programs meet the requirements to be capitalized.  Certain sales commissions associated with multi-year contracts are subject to an employee service requirement. As an action other than each party approving the contract is required to trigger payment of these sales commissions, they are not considered incremental costs to obtain a contract and are expensed as incurred.  These costs are included in selling and marketing.  We expense sales commissions as incurred when the amortization period would have been one year or less.

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

Transaction Expenses

Transaction expenses are those costs that were directly related to our acquisition of DST Systems, Inc. (“DST”), as described in Note 8, “Acquisitions.”  Transaction expenses consist primarily of certain costs associated with the amendment and restatement of our Credit Agreement, as described in Note 10, “Debt”, investment banker advisory fees, legal fees and other fees.

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

Funds Receivable and Funds Held on Behalf of Clients

We hold client funds on behalf of transfer agency clients and pharmacy processing clients in connection with providing our data processing services.  End-of-day available client bank balances for full service mutual fund transfer agency clients are invested overnight in credit quality government money market funds, bank deposits and repurchase agreements.  Invested balances are returned to the full service mutual fund transfer agency clients’ accounts the following business day.  Funds received from clients for the payment of pharmacy claims incurred by its members are invested in credit quality government money market funds, bank deposits and repurchase agreements until the paid claims are settled.  Client funding receivables represent amounts due to us for pharmacy claims paid in advance of receiving client funding and for pharmacy claims processed for which client funding requests have not been made.

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

Restricted Cash

Restricted cash primarily includes amounts held by a bank as security for letters of credit issued due to lease requirements for office space. The letters of credit are expected to be renewed within the next twelve months, and as such, the restricted cash is classified as a current asset on the Consolidated Balance Sheets.

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

Leases

We adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method.  We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2020 or 2019. On July 1, 2020, our reporting unit structure changed as a result of a change in our management structure.  As of December 31, 2019 and through June 30, 2020, we had two reporting units, one which includes the DST business, and one which includes the rest of our operations.  As of July 1, 2020 and through December 31, 2020, we continue to have two reporting units, though one is our health business and the other includes the rest of our operations. Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units at December 31, 2020 and 2019. We measure the fair value of our reporting units utilizing the income method. Significant judgments required to estimate the fair value of our reporting units include determining appropriate discount rates, revenue growth rates and estimating the margin on our revenues to determine earnings before income taxes, depreciation, amortization and stock-based compensation.  There were no other indefinite-lived intangible assets as of December 31, 2020 or 2019.

Customer relationships, completed technology, trade names and other identifiable intangible assets are amortized over lives ranging from two to 17 years based on the ratio that cash flows for the intangible asset bear to the total of expected future cash flows for the intangible asset.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2020 and 2019, we had no significant concentrations of credit.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) consists of net income, foreign currency translation adjustments, a defined benefit pension plan and our proportionate share of the change in value of an interest rate swap agreement that one of our unconsolidated affiliates is a party to, which are presented in the Consolidated Statements of Comprehensive Income (Loss), net of tax and reclassifications to earnings. The accumulated balance of other comprehensive income (loss) is reported separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the Consolidated Balance Sheets. Total comprehensive income (loss) consists of net income and other accumulated comprehensive income (loss) disclosed in the equity section of the Consolidated Balance Sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method and are included as a deduction from equity in the stockholders’ equity section of the Consolidated Balance Sheets. Under the cost method, the price paid for the stock is charged to the treasury stock account. We use the average cost method to reduce the value of the treasury stock account if treasury stock is re-issued.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Application of ASU 2016-13 is through a cumulative-effect adjustment to retained earnings as of the effective date. Upon adoption, ASU 2016-13 did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us as of our first quarter of fiscal 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date. The adoption of ASU 2019-12 is not expected to have a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued Update 2021-01, Reference Rate Reform (Topic 848): Scope. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR.  We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions. We are currently assessing the impact of this standard on our financial condition and results of operations.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2020	2019
Accounts receivable	$478.9	$488.5
Unbilled accounts receivable	185.9	194.4
Allowance for doubtful accounts	(16.8)	(13.2)
Total accounts receivable, net	$648.0	$669.7

The following table represents the activity for the allowance for doubtful accounts (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$13.2	$9.4	$6.7
Charge to costs and expenses	7.7	6.2	4.0
Write-offs, net of recoveries	(4.2)	(2.4)	(1.3)
Foreign currency impact	0.1	—	—
Balance at end of period	$16.8	$13.2	$9.4

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2020	2019
Land	$48.0	$47.5
Building and improvements	307.4	302.2
Equipment, furniture, and fixtures	463.1	427.1
	818.5	776.8
Less: accumulated depreciation and amortization	(405.7)	(310.4)
Total property, plant and equipment, net	$412.8	$466.4

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $105.7 million, $123.2 million and $100.1 million, respectively.

Note 5—Leases

Our total operating lease costs were $77.4 million and $79.0 million during the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in operating lease liabilities was $77.7 million and $73.8 million during the years ended December 31, 2020 and 2019, respectively, and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $36.3 million and $41.5 million for the years ended December 31, 2020 and 2019, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2020 were 7.9 years and 4.8%, respectively.

Lease liabilities as of December 31, 2020 are as follows (in millions):

Maturity of Lease Liabilities
2021	$80.4
2022	69.8
2023	60.1
2024	52.0
2025	41.2
Thereafter	163.0
Total lease payments	$466.5
Less: interest	(79.5)
Present value of lease liabilities	$387.0

We have certain lease agreements with our unconsolidated real estate joint ventures.  We recognized operating lease expense of $2.4 million, $2.9 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2020, 2019 and 2018 was approximately $10.4 million, $9.1 million and $5.4 million, respectively.

Lease payments to be received as of December 31, 2020 are as follows (in millions):

Lease Payments to be Received
2021	$8.7
2022	6.2
2023	5.7
2024	2.7
2025	1.7
Thereafter	10.2
Total lease payments	$35.2

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2020	2019
Non-marketable equity securities	$84.5	$45.5
Partnership interests in private equity funds	39.8	76.7
Marketable equity securities	38.0	37.9
Seed capital investments	21.2	—
Total investments	$183.5	$160.1

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Unrealized gains (losses) on equity securities held as of the end of the period	$7.2	$22.0	$(4.5)
Realized gains for equity securities sold during the period	18.6	11.3	0.9
Total gains (losses) recognized in other income (expense), net	$25.8	$33.3	$(3.6)

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

As of December 31, 2020 and 2019, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$698.9	$698.9	$—	$—
Marketable equity securities (2)	38.0	38.0	—	—
Seed capital investments (2)	21.2	21.2	—	—
Deferred compensation liabilities (3)	(20.3)	(20.3)	—	—
Total	$737.8	$737.8	$—	$—

_____________________________________________________

(1)	Included in cash and cash equivalents and funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)	Included in investments on the Consolidated Balance Sheet.
(3)	Included in other long-term liabilities on the Consolidated Balance Sheet.

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,051.1	$1,051.1	$—	$—
Marketable equity securities (2)	37.9	37.9	—	—
Deferred compensation liabilities (3)	(20.8)	(20.8)	—	—
Total	$1,068.2	$1,068.2	$—	$—

_____________________________________________________

(1)	Included in cash and cash equivalents and funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)	Included in investments on the Consolidated Balance Sheet.
(3)	Included in other long-term liabilities on the Consolidated Balance Sheet.

During the year ended December 31, 2020 and 2019, the fair value of our non-marketable equity securities was adjusted downward by $1.0 million and upward by $0.5 million, respectively.  During the year ended December 31, 2020, we provided $10.0 million in seed capital funding to each of two mutual funds issued by one of our subsidiaries.

We have partnership interests in various private equity funds that are not included in the table above.  Our investments in private equity funds were $39.8 million and $76.7 million at December 31, 2020 and 2019, respectively, of which $35.7 million and $72.1 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.1 million and $4.6 million, respectively, were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  At December 31, 2020 and 2019, one of our investments in private equity funds, representing 57% and 75%, respectively, of the total value of the private equity fund investments, was primarily invested in real estate.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities.

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		December 31, 2020		December 31, 2019
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
International Financial Data Services L.P.	50%	$97.5	$41.5	$97.4	$44.9
Pershing Road Development Company, LLC	50%	74.1	72.7	77.0	75.2
Broadway Square Partners, LLP	50%	52.6	29.6	51.0	32.8
Other unconsolidated affiliates		1.4	—	9.4	—
Total		$225.6	$143.8	$234.8	$152.9

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

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
International Financial Data Services L.P.	$3.6	$3.6	$2.9
Pershing Road Development Company, LLC	2.8	1.7	0.2
Broadway Square Partners, LLP	1.6	1.3	(1.5)
Other unconsolidated affiliates	(9.5)	(3.0)	0.5
Total	$(1.5)	$3.6	$2.1

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

The following tables summarize related party transactions and balances outstanding with our related parties, which is entirely comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating revenues from related parties	$44.4	$3.7	$5.6
Amounts paid to related parties (1)	43.0	20.4	14.4
Distributions received from related parties	8.1	3.3	11.8

	December 31,
	2020	2019
Outstanding advances/loans to related parties	$1.9	$1.9
Trade accounts receivable from related parties	13.9	1.1
Total amounts receivable from related parties	$15.8	$3.0

Amounts payable to related parties	$2.1	$0.4

(1)	Excludes amounts paid to our unconsolidated joint ventures related to loans, advancements and other capital investments.

Operating revenues from related parties were primarily generated from services provided for the use of our proprietary software and software development services. Payments to our related parties primarily included payments for rent and other facility and maintenance costs pursuant to the properties we lease from our unconsolidated real estate joint ventures. Distributions received include $8.0 million and $2.5 million return on investment and $0.0 million and $3.1 million return of investment for the years ended December 31, 2020 and 2019, respectively, primarily related to our investments in IFDS L.P., Broadway Square Partners and PRDC LLC. We, along with the investor of one of our unconsolidated affiliates, have guaranteed debt of one of our unconsolidated affiliates of $5.0 million as of December 31, 2020.  The term of the guarantee is through 2023 and the maximum amount of the guarantee may increase to $8.0 million.

Note 8—Acquisitions

2020 Acquisitions

Innovest

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

The net assets and results of operations of Innovest have been included in our Consolidated Financial Statements from May 15, 2020. The fair value of intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade names and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships, trade names and completed technology are expected to be amortized over approximately 14, 13 and seven years, respectively, in each case the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is primarily tax deductible.

The Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020 includes $28.1 million in revenues from Innovest’s operations.

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

The net assets and results of operations of Captricity have been included in our Condensed Consolidated Financial Statements from March 24, 2020. The fair value of intangible assets, consisting of customer relationships and completed technology, was determined using the income approach. Specifically, the relief from-royalty method was utilized for the completed technology and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships and the completed technology are expected to be amortized over approximately 15 and seven years, respectively, in each case the estimated lives of the assets. The fair value of deferred revenue was determined using the market approach. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020 includes $4.7 million in revenues from Captricity’s operations.

2019 Acquisitions

Algorithmics

On November 29, 2019, we purchased the Algorithmics business (“Algorithmics”) for approximately $87.6 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities.  Algorithmics provides cloud-based risk analytics and regulatory offerings. Algorithmics’ solutions and technology address market, credit and liquidity risk, as well as capital management.

The net assets and results of operations of Algorithmics have been included in our Consolidated Financial Statements from November 29, 2019.  The fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach.  Specifically, the relief from-royalty method was utilized for the completed technology and trade names and the excess earnings method was utilized for the customer relationships.  The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.  The completed technology is amortized over approximately seven years, customer relationships are amortized over approximately 12 years, the trade names are amortized over approximately nine years, in each case the estimated lives of the assets.  The fair value of deferred revenue was determined using the market approach.  The remainder of the purchase price was allocated to goodwill and is tax deductible.

The following summarizes the preliminary allocation of the purchase price for the 2020 acquisitions of Innovest and Captricity.  The assets and liabilities pending finalization include the valuation of acquired tangible and intangible assets and the evaluation of taxes.  The following also summarizes the final allocation of the purchase price for the 2019 acquisition of Algorithmics (in millions):

	Innovest	Captricity	Algorithmics
Accounts receivable	$6.2	$0.3	$—
Fixed assets	1.6	—	0.2
Other assets	3.2	2.1	2.0
Acquired client relationships and contracts	39.2	3.6	28.7
Completed technology	20.1	7.0	19.6
Trade names	3.6	0.2	2.0
Goodwill	53.8	5.5	68.7
Accounts payable	(1.1)	(0.4)	—
Accrued employee compensation and benefits	(1.1)	(0.3)	(0.5)
Deferred revenue	(1.4)	(2.1)	(19.1)
Other liabilities assumed	(4.9)	(0.8)	(14.0)
Consideration paid, net of cash acquired	$119.2	$15.1	$87.6

Additionally, we acquired Millennium Consulting Services in December 2020 and Investrack in October 2019 for approximately $2.7 million and $8.8 million, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with us and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

We recorded severance expense related to reductions in headcount in connection with the integration efforts associated with our 2018 acquisitions of DST, Eze, Intralinks along with our acquisition of Captricity.  The amount of severance expense recognized in our Consolidated Statements of Comprehensive Income (Loss) was as follows (in millions):

	For the Year Ended December 31,
Consolidated Statements of Comprehensive Income (Loss) Classification	2020	2019	2018
Cost of software-enabled services	$21.0	$4.4	$38.3
Cost of license, maintenance and other related	1.1	—	0.5
Total cost of revenues	22.1	4.4	38.8
Selling and marketing	1.5	6.8	3.5
Research and development	5.2	1.5	12.7
General and administrative	3.3	3.2	7.6
Total operating expenses	10.0	11.5	23.8
Total severance expense	$32.1	$15.9	$62.6

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Innovest and Captricity occurred on January 1, 2019 and Algorithmics occurred on January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2020	2019	2018
Revenues	$4,695.6	$4,776.9	$4,719.4
Net income	$632.9	$454.8	$109.3

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2018	$7,858.0
2019 acquisitions	62.4
Adjustments to prior acquisitions	(24.2)
Effect of foreign currency translation	63.7
Balance at December 31, 2019	$7,959.9
2020 acquisitions	60.4
Adjustments to prior acquisitions	11.6
Effect of foreign currency translation	46.8
Balance at December 31, 2020	$8,078.7

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2020	2019
Customer relationships	$4,728.7	$4,666.8
Completed technology	1,438.1	1,406.8
Trade names	262.0	258.3
Other	45.8	45.8
Total intangible assets	6,474.6	6,377.7
Less: accumulated amortization	(2,572.9)	(1,980.5)
Total intangible assets, net	$3,901.7	$4,397.2

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2020, is expected to approximate (in millions):

Year Ending December 31,
2021	$526.0
2022	492.8
2023	458.7
2024	420.4
2025	383.1
Thereafter	1,620.7
Total	$3,901.7

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $580.1 million, $633.0 million and $410.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net capitalized software costs of $132.7 million and $98.3 million are included in the December 31, 2020 and 2019 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

Amortization expense related to capitalized software development costs was $39.5 million, $19.0 million and $7.7 million for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Note 10—Debt

At December 31, 2020 and 2019, debt consisted of the following (in millions):

	December 31,
	2020	2019
Senior secured credit facilities, weighted-average interest rate of 1.90% and 4.05%, respectively	$4,485.9	$5,198.7
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	10.1	25.6
Unamortized original issue discount and debt issuance costs	(53.6)	(70.2)
	6,442.4	7,154.1
Less: current portion of long-term debt	53.9	76.3
Long-term debt	$6,388.5	$7,077.8

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

The Credit Agreement includes four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility for SS&C (“Term B-1 Loan”), which was repaid in full in 2019; (ii) a $5.9 million term B-2 facility for SS&C SARL (“Term B-2 Loan”), which was repaid in full in 2018; (iii) a $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (“Term B-3 Loan”); and (iv) a $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (“Term B-4 Loan”).  In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”), of which $246.1 million was available as of December 31, 2020.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $3.9 million was utilized as of December 31, 2020.

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

On January 31, 2020, we entered into an amendment (the “Pricing Amendment”) to our Credit Agreement dated April 16, 2018.  Pursuant to the Pricing Amendment, the interest rate margin applicable to Term Loan B was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.  No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

The Pricing Amendment was evaluated in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, for modification and extinguishment accounting.  We accounted for the debt re-pricing as a debt modification with respect to amounts that remained obligations of the same lender in the syndicate with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10%.

The Term Loans and Revolving Credit Facility bear interest, at the election of the borrowers, at the base rate (as defined in the Credit Agreement) or LIBOR, plus the applicable interest rate margin for the credit facility.  Amounts drawn on the Revolving Credit Facility initially bear interest at either LIBOR plus 2.25% or at the base rate plus 1.25%, and is subject to a step-down at any time our consolidated net secured leverage ratio is less than 4.75 times, to 2.00% in the case of the LIBOR margin and 1.00% in the case of the base rate margin.  The Term B-3 Loan, Term B-4 Loan and Term B-5 Loan initially incurred interest at either LIBOR plus 2.50% or at the base rate plus 1.50%, and were subject to a step-down at any time our consolidated net secured leverage ratio was less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin.  In January 2020, we entered into the Pricing Amendment, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.

As of December 31, 2020, there was $1,537.0 million in principal amount outstanding under the Term B-3 Loan, $1,189.3 million in principal amount outstanding under the Term B-4 Loan and $1,759.6 million in principal amount outstanding under the Term B-5 Loan. There were no principal amounts outstanding under the Term B-1 Loan and Term B-2 Loan.

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

As of December 31, 2020, there was $2.0 billion in principal amount of Senior Notes outstanding.

On April 16, 2018, we redeemed all of the outstanding principal amount of our Prior Senior Notes utilizing a portion of the proceeds from the Initial Term Loans described above.  The redemption of the Prior Senior Notes required the payment of a “make-whole” premium calculated pursuant to the indenture governing the Prior Senior Notes.  See Loss on extinguishment of debt section below.  In addition, on May 1, 2018, we redeemed senior notes of DST that were acquired as a part of the acquisition of DST utilizing a portion of the proceeds from the Initial Term Loans described above.  The redemption of DST’s senior notes totaled $600.4 million, which included a “make-whole” premium.

Debt Issuance Costs and Loss on Extinguishment of Debt

We accounted for the Pricing Amendment as a debt modification with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10% in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, which resulted in $2.8 million loss on extinguishment of debt.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to our Credit Agreement for amounts accounted for as a debt extinguishment, as well as new financing fees for amounts accounted for as a debt modification. During 2020, we purchased $184.8 million principal amount of our Term Loans in privately negotiated transactions, which resulted in a gain on extinguishment of debt of $0.8 million.  We also made additional principal payments prior to their scheduled maturity, which resulted in a loss on extinguishment of debt of $2.2 million due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

We capitalized an aggregate of $6.1 million in financing costs in connection with the issuance of our Senior Notes and repayment of a portion of our Term B-3 Loan in 2019, in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments.  We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders which remained but experienced a change in cash flows of greater than 10%.  Other costs of $7.1 million, incurred in connection with the issuance of the Senior Notes, which did not meet the criteria for capitalization, are included in loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income (Loss) during 2019.

We capitalized an aggregate of $55.3 million in financing costs in 2018 in connection with the Credit Agreement.  Other costs incurred in connection with the Credit Agreement, which did not meet the criteria for capitalization, are included in transaction expenses in the Consolidated Statements of Comprehensive Income (Loss).  We recorded a $44.4 million loss on extinguishment of debt in connection with the entry into the Credit Agreement and redemption of the Prior Senior Notes during 2018.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount related to the Prior Credit Agreement for amounts accounted for as a debt extinguishment, a make-whole premium paid in connection with the redemption of the Prior Senior Notes and the write-off of all unamortized capitalized financing fees and unamortized original issue discount related to the Prior Senior Notes.  During the fourth quarter of 2018, we purchased $45.0 million principal amount of our Term Loans in privately negotiated transactions, which resulted in a gain on extinguishment of debt totaling $1.1 million.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,485.9	$4,426.0	$5,198.7	$5,231.7
5.5% senior notes due 2027	2,000.0	2,136.0	2,000.0	2,135.0
Other indebtedness	10.1	10.2	25.6	25.9

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Future Maturities of Debt

At December 31, 2020, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2021	$52.7
2022	52.7
2023	48.8
2024	48.0
2025	4,293.8
Thereafter	2,000.0
Total	$6,496.0

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

Other Common Stock Issuance

In May 2020, we used 0.4 million shares from treasury stock in connection with our acquisition of Innovest.  In November 2018, we issued 9.9 million shares in connection with our acquisition of Intralinks.

Dividends

In 2020, we paid a quarterly cash dividend of $0.125 per share of common stock in March and June and $0.14 per share of common stock in September and December, totaling $136.1 million.  In 2019, we paid a quarterly cash dividend of $0.10 per share of common stock in March, June and September and $0.125 per share of common stock in December, totaling $107.7 million.  In 2018, we paid a quarterly cash dividend of $0.07 per share of common stock in March and June and $0.08 per share of common stock in September and December, totaling $70.9 million.

Stock Repurchase Program

In August 2019, our Board of Directors authorized the repurchase of up to $500 million of our common stock on the open market or in privately negotiated transactions. In July 2020, our Board of Directors authorized the renewal and increase of our stock repurchase program, which enables us to repurchase up to $750 million in the aggregate of our outstanding common stock.  Our authority to repurchase shares under the renewed program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During 2020 and 2019, we repurchased 3.7 million and 1.3 million shares of common stock for approximately $227.7 million and $60.3 million, respectively.

Other Comprehensive Income (Loss)

Accumulated other comprehensive loss balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$—	$(343.0)	$—	$(343.0)
Net current period other comprehensive (loss) income	(2.8)	92.8	—	90.0
Balance, December 31, 2019	$(2.8)	$(250.2)	$—	$(253.0)
Net current period other comprehensive (loss) income	(2.7)	57.9	(3.2)	52.0
Balance, December 31, 2020	$(5.5)	$(192.3)	$(3.2)	$(201.0)

Adjustments to accumulated other comprehensive income (loss) attributable to us are as follows (in millions):

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized loss on interest rate swaps	$(3.7)	$1.0	$(5.6)	$1.0	$—	$—
Reclassification of losses into net earnings on interest rate swaps	—	—	1.8	—	—	—
Net change in cash flow hedges	(3.7)	1.0	(3.8)	1.0	—	—
Defined Benefit Pension
Unrealized net losses on defined benefit pension plan	(3.9)	0.7	—	—	—	—
Net change in defined benefit pension	(3.9)	0.7	—	—	—	—
Foreign Currency Translation
Current period translation adjustments	58.8	(0.9)	92.8	—	(260.9)	0.6
Net cumulative translation adjustments	58.8	(0.9)	92.8	—	(260.9)	0.6
Total other comprehensive income (loss)	$51.2	$0.8	$89.0	$1.0	$(260.9)	$0.6

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

Deferred revenues primarily represents unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of December 31, 2020 and 2019, approximately $53.9 million and $51.8 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $289.7 million, $204.3 million and $208.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, revenue of approximately $595.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $301.9 million is expected to be recognized over the next twelve months. As of December 31, 2019, revenue of approximately $654.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $312.7 million is expected to be recognized over the next twelve months.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$3,427.4	$3,383.6	$2,479.8
United Kingdom	569.9	652.9	503.9
Europe (excluding United Kingdom), Middle East and Africa	251.3	216.5	145.4
Asia-Pacific and Japan	193.3	207.6	145.8
Canada	148.7	107.5	96.3
Americas, excluding United States and Canada	77.3	64.8	49.9
Total	$4,667.9	$4,632.9	$3,421.1

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2020	2019	2018
Software-enabled services	$3,891.3	$3,869.2	$2,798.9
Maintenance and term licenses	663.1	644.2	508.8
Professional services	90.5	84.7	83.9
Perpetual licenses	23.0	34.8	29.5
Total	$4,667.9	$4,632.9	$3,421.1

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

In February 2016, our Board of Directors adopted the Amended 2014 Plan, which became effective in May 2016 upon stockholder approval and which amended and restated our 2014 Stock Option Plan.  The Amended 2014 Plan was adopted with an initial share capacity of 24.0 million shares available for the grant of awards. The Amended 2014 Plan authorizes the issuance of equity awards, including stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) and allows the class of participants to include non-employee directors.  Since the adoption of the Amended 2014 Plan, we have not made any grants of equity or equity-based awards under the 2008 Stock Incentive Plan or the 2006 Equity Incentive Plan.

The 2014 Stock Option Plan authorizes stock options to be granted for up to 6.0 million shares of our common stock.  We have granted time-based stock options under the 2014 Stock Option Plan.

In April 2008, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 21.8 million shares of our common stock. We have granted time-based stock options and RSUs under the 2008 Plan.

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

Restricted Stock Units

At December 31, 2020 and 2019, there was approximately $0.8 million and $6.0 million, respectively, of unearned non-cash stock-based compensation related to the RSUs that we expect to recognize as expense over a remaining period of approximately 0.2 and 1.1 years, respectively.

Time-based Stock Options and SARs

Time-based stock options and SARs granted under the 2006 Plan, the 2008 Plan and the 2014 Plans generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months.  All outstanding time-based stock options and SARs vest upon a change in control, subject to certain conditions.  Time-based stock options and SARs granted during 2020, 2019 and 2018 have a weighted-average grant date fair value of $18.06, $14.85 and $10.38 per share, respectively, based on the Black-Scholes option pricing model.  Compensation expense is recorded on a straight-line basis over the requisite service period.  The fair value of time-based stock options and SARs vested during the years ended December 31, 2020, 2019 and 2018 was approximately $81.1 million, $75.5 million and $50.4 million, respectively.  At December 31, 2020 and 2019, there was approximately $302.7 million and $250.9 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options and SARs that we expect to recognize as expense over a weighted-average remaining period of approximately 3.1 years and 3.3 years, respectively.

For the time-based stock options and SARs valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based Awards
	2020	2019	2018
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	34.85%	30.35%	25.26%
Risk-free interest rate	0.28%	1.71%	2.67%
Expected dividend yield	0.80%	0.82%	0.70%

Total Stock Options, SARs, RSUs and RSAs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018 was as follows (in millions):

	Year Ended December 31,
	2020			2019			2018
Consolidated Statements of Comprehensive Income (Loss) Classification	Options, SARs	RSUs	Total	Options, SARs	RSUs	Total	Options, SARs	RSUs	Total
Cost of software-enabled services	$32.2	$2.3	$34.5	$24.9	$4.6	$29.5	$25.7	$13.7	$39.4
Cost of license, maintenance and other related	5.3	—	5.3	4.5	0.2	4.7	3.9	0.8	4.7
Total cost of revenues	37.5	2.3	39.8	29.4	4.8	34.2	29.6	14.5	44.1
Selling and marketing	13.1	0.7	13.8	10.5	0.6	11.1	7.3	4.5	11.8
Research and development	11.1	0.2	11.3	9.2	0.1	9.3	8.0	1.0	9.0
General and administrative	21.4	1.5	22.9	16.2	1.6	17.8	16.1	15.9	32.0
Total operating expenses	45.6	2.4	48.0	35.9	2.3	38.2	31.4	21.4	52.8
Total stock-based compensation expense	$83.1	$4.7	$87.8	$65.3	$7.1	$72.4	$61.0	$35.9	$96.9

The associated future income tax benefit recognized was $17.4 million, $13.8 million and $33.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, the amount of cash received from the exercise of stock options was $189.7 million, with an associated tax benefit from stock awards realized of $48.6 million.  The intrinsic value of stock options and SARs exercised during the year ended December 31, 2020 was approximately $196.9 million.  For the year ended December 31, 2019, the amount of cash received from the exercise of stock options was $125.7 million, with an associated tax benefit from stock awards realized of $48.7 million.  The intrinsic value of stock options and SARs exercised during the year ended December 31, 2019 was approximately $156.8 million.  For the year ended December 31, 2018, the amount of cash received from the exercise of stock options was $84.9 million, with an associated tax benefit from stock awards realized of $34.6 million.  The intrinsic value of stock options and SARs exercised during the year ended December 31, 2018 was approximately $107.6 million.

In connection with our acquisition of DST in April 2018, we converted DST’s unvested stock options, unvested RSUs and unvested performance stock units into equity awards and rights to receive our common stock.  The unvested stock options vest and generally become fully exercisable over three years of continued employment and generally have a ten-year contractual life.  The unvested RSUs provide for additional dividend equivalent RSUs in lieu of cash dividends.  Unvested RSUs may be forfeited upon termination of employment depending on the circumstances of the termination.  During the year ended December 31, 2018, we recognized stock-based compensation expense of $49.3 million related to these assumed awards, of which $31.1 million related to one-time charges for the accelerated vesting of certain awards.

The following table summarizes stock option and SAR activity as well as RSU activity as of and for the years ended December 31, 2020, 2019 and 2018 (share data in millions):

	Stock Options and SARs		RSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	31.3	$28.92	0.2	$31.04
Granted	13.2	$47.50	—	$50.62
Equity awards assumed from DST	0.7	$48.85	2.0	$50.71
Cancelled/forfeited	(1.4)	$38.56	—	$48.71
Vested	—	$—	(0.8)	$46.45
Exercised	(4.0)	$24.71	—	$—
Outstanding at December 31, 2018	39.8	$35.48	1.4	$50.44
Granted	9.0	$60.82	—	$—
Cancelled/forfeited	(1.7)	$46.84	(0.1)	$40.69
Vested	—	$—	(0.8)	$45.89
Exercised	(5.0)	$27.76	—	$—
Outstanding at December 31, 2019	42.1	$41.37	0.5	$44.94
Granted	8.4	$70.35	—	$—
Cancelled/forfeited	(1.4)	$52.45	—	$—
Vested	—	$—	(0.3)	$45.42
Exercised	(6.4)	$31.57	—	$—
Outstanding at December 31, 2020	42.7	$48.16	0.2	$44.96

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are expected to vest at December 31, 2020:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
21.8	$36.86	$783.9	5.9	42.7	$48.16	$1,050.3	7.4

Note 14—Benefit Plans

We sponsor defined contribution plans that cover our domestic and international employees following the completion of an eligibility period.  During the years ended December 31, 2020, 2019 and 2018, we incurred $92.0 million, $91.4 million and $60.8 million, respectively, of employer contribution expenses under these plans. Additionally, we sponsor a defined benefit pension plan, which has total assets of $25.1 million and a net liability of $1.2 million as of December 31, 2020.

Note 15—Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to our common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, SARs, RSUs and RSAs using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares would be anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period. We have two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income	$625.2	$438.5	$103.2

Shares:
Weighted-average common shares outstanding – used in calculation of basic EPS	256.4	252.9	232.5
Weighted-average common stock equivalents – stock options and restricted shares	10.2	11.3	11.2
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	266.6	264.2	243.7

Earnings per share – Basic	$2.44	$1.73	$0.44
Earnings per share – Diluted	$2.35	$1.66	$0.42

Weighted-average stock options, SARs, RSUs and RSAs representing 9.6 million, 4.5 million and 5.5 million shares were outstanding for the years ended December 31, 2020, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 16—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
U.S.	$593.4	$342.7	$(10.9)
Foreign	182.4	189.0	136.0
Income before income taxes	$775.8	$531.7	$125.1

The income tax provision consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$190.0	$84.6	$66.4
Foreign	43.5	44.9	37.8
State	72.5	50.8	23.5
Total	306.0	180.3	127.7
Deferred:
Federal	(97.7)	(50.7)	(75.4)
Foreign	(3.8)	(8.9)	0.2
State	(53.9)	(27.5)	(30.6)
Total	(155.4)	(87.1)	(105.8)
Total	$150.6	$93.2	$21.9

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 21% to income before income taxes as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Computed “expected” tax expense	$162.9	$111.7	$26.3
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	14.0	18.0	(6.0)
Foreign operations	8.0	1.7	10.7
Effects of stock based compensation	(25.7)	(21.8)	(14.6)
Effect of valuation allowance	0.3	(6.5)	4.6
Uncertain tax positions	(4.6)	(8.0)	(0.9)
Tax credits	(7.9)	(9.4)	(4.0)
Other	3.6	7.5	5.8
Provision for income taxes	$150.6	$93.2	$21.9

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. We evaluated the provisions of the CARES Act as of March 31, 2020, with no material effect on income taxes in the financial statements. Certain tax provisions of the CARES Act resulted in immaterial cash tax benefits.

The components of deferred income taxes at December 31, 2020 and 2019 are as follows (in millions):

	2020		2019
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	25.2	—	31.3	—
Deferred compensation	46.1	—	44.6	—
Tax credit carryforwards	36.6	—	38.2	—
Accrued expenses	13.4	—	11.5	—
Leases	97.5	88.5	92.1	83.8
Other	87.7	12.9	42.0	17.8
Depreciable and amortizable property	—	971.5	—	1,072.5
Investments	—	117.1	—	136.9
Total	306.5	1,190.0	259.7	1,311.0
Valuation allowance	(31.8)	—	(30.3)	—
Total	$274.7	$1,190.0	$229.4	$1,311.0

At December 31, 2020 and 2019, we had accrued a deferred income tax liability for foreign withholding taxes of $10.2 million and $10.3 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2020, we have domestic federal net operating loss carryforwards of $47.4 million, which will begin to expire in 2026 and state net operating loss carryforwards of $106.0 million, which will begin to expire in 2021. At December 31, 2020, we have foreign net operating loss carryforwards of $44.5 million, of which $37.5 million can be carried forward indefinitely. The remaining $7.0 million will begin to expire in 2021.

At December 31, 2020, we have tax credit carryforwards of $36.6 million relating to domestic and foreign jurisdictions, of which $22.3 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2021, $10.9 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2021, $2.7 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2025 and $0.7 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2025.  The domestic credits consist primarily of federal and state research and development credits and foreign tax credits, while the foreign credits consist primarily of minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We have recorded valuation allowances of $31.8 million at December 31, 2020 related primarily to certain foreign and state net operating loss carryforwards and tax credit carryforwards and $30.3 million at December 31, 2019 related to certain foreign net operating loss carryforwards and tax credit carryforwards.  Of the $31.8 million valuation allowance recorded at December 31, 2020, $5.9 million relates to foreign net operating losses that do not expire.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in millions):

Balance at December 31, 2018	$140.5
Increases related to current year tax positions	9.5
Decreases related to prior tax positions	(10.1)
Increases related to acquired tax positions	2.4
Lapse in statute of limitation	(10.0)
Foreign exchange translation adjustment	(0.1)
Balance at December 31, 2019	$132.2
Increases related to current year tax positions	11.6
Decreases related to prior tax positions	(0.9)
Lapse in statute of limitation	(15.2)
Balance at December 31, 2020	$127.7

We accrued potential penalties and interest on the unrecognized tax benefits of $0.3 million and $1.7 million during 2020 and 2019, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $29.9 million and $27.2 million at December 31, 2020 and 2019, respectively. Our unrecognized tax benefits decreased from 2018 to 2019 due to a lapse in the statute of limitations for certain domestic and foreign tax filings, settlements with federal and state tax authorities, decreases in prior year tax positions and a decrease in acquired uncertain tax positions, offset partially by an increase in current year tax positions.  Our unrecognized tax benefits decreased from 2019 to 2020 due to a lapse in the statute of limitations for certain domestic tax filings, settlements with state tax authorities and decreases in prior year tax positions, offset partially by an increase in current year tax positions. Our unrecognized tax benefits as of December 31, 2020 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2020.

We are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, India, California, Massachusetts, Missouri, New Jersey and New York. In these major jurisdictions, we are no longer subject to examination by tax authorities prior to tax years ending 2015, 2019, 2013, 2007, 2017, 2017, 2016 and 2015, respectively. Our U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2015 through December 31, 2018. Our India income tax returns are currently under audit or in appeals for tax periods ending March 31, 2013, March 31, 2014, March 31, 2016, March 31, 2017 and March 31, 2018. Our California income tax returns are currently under audit or in appeals for the tax periods ended December 31, 2007 through 2016.  Our New York income tax returns are currently under audit for the tax periods ended December 31, 2015 through 2017.

Note 17—Commitments and Contingencies

Purchase Obligations

Our contractual cash obligations for our committed purchase obligations as of December 31, 2020 are as follows (in millions):

Year Ending December 31,
2021	$105.9
2022	34.6
2023	14.2
2024	0.2
2025 and thereafter	0.1
Total	$155.0

Legal Proceedings

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

A putative representative action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”).  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”).  On September 18, 2019, the United States District Court for the Southern District of New York granted a partial dismissal related to certain claims against the DST Defendants concerning the 401k portion of the Plan. On October 31, 2019, the DST Defendants filed an answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint asserting crossclaims for contribution and/or indemnification against DST. Both DST and Ruane have filed answers denying the crossclaims asserted against them. On April 10, 2020, Plaintiffs filed a motion for leave to file a third amended complaint as well as a motion to certify a class. The DST Defendants did not oppose those motions. The Court ordered supplemental briefing on Plaintiffs’ motion for class certification, which was completed on July 29, 2020. Plaintiffs’ motions for leave to file a third amended complaint and motion to certify a class remain pending as of February 18, 2021.

On July 10, 2020, Plaintiffs and the DST Defendants disclosed an agreement in principle to settle the putative class claims for $27 million, subject to the occurrence of certain conditions, including: Court certification of a “non-opt-out” class in the case that includes as class members all participants of the Plan, Court approval of the settlement in accordance with applicable law (i.e., including finding there was adequacy of class representation, fairness, adequacy of relief and equal treatment of class members) and the satisfactory resolution of claims made by certain other litigants. On September 18, 2020, the Parties submitted a letter to the Court disclosing that Plaintiffs and Ruane also had reached a settlement in principle, subject to Court approval. Plaintiffs and the DST Defendants entered into a settlement agreement dated January 8, 2021 memorializing the terms of their proposed settlement, which was filed by Plaintiffs with the Court on the same date. On January 12, 2021, Plaintiffs moved for preliminary approval of the settlement with the DST Defendants, as well as preliminary approval of a separate settlement reached between Plaintiffs and Ruane. The Arbitration Claimants, as defined below, and the U.S. Department of Labor (“DOL”) objected to various aspects of those settlements in filings dated January 15, 2021, January 27, 2021, and February 5, 2021. The objectors argue, among other things, that the proposed settlement should not be approved because they believe the settlement payment is inadequate in view of potential damages and the likelihood of success on the merits, that the certification of a “non-opt-out” class is impermissible, and that the Court cannot bar other litigants, including DOL, from pursuing related claims against DST. On February 11, 2021, Plaintiffs and the DST Defendants filed responses in support of preliminary approval of the settlement. Plaintiffs’ motions for preliminary approval remain pending. Whether the settlement will be approved by the Court on the proposed terms or at all is uncertain, and there can be no assurance as to how the Court will rule. If a settlement by the DST Defendants concludes or becomes probable we would recognize a charge for the expected loss in the amount of the settlement. We would also expect to offset that loss in the amount of any remaining insurance covering such loss.  If a settlement, including as described above, does not receive Court approval, we will continue to vigorously defend these matters.  Due to the inherent uncertainties associated with the resolution of this litigation, including, in view of the objections, whether the proposed settlement receives Court approval on a preliminary or final basis, the ultimate resolution of and any potential exposure related to this matter is uncertain at this time.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs.  On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs. These complaints name as defendants SS&C, DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors, and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these actions purport to be brought as individual actions and not putative class actions. On February 18, 2020, the DST Defendants moved to disqualify plaintiffs’ counsel in these actions and in nearly all of the arbitrations described below. Those motions were fully briefed on March 24, 2020. On July 6, 2020, plaintiffs filed a notice of voluntary dismissal, in which they sought to dismiss claims against Ruane with prejudice. On July 10, 2020, the Court entered an order granting the DST Defendants’ motion to disqualify plaintiffs’ counsel from the U.S. federal court cases (the “Cases”). On July 24, 2020, the parties filed memoranda of law addressing the Court’s authority to disqualify plaintiffs’ counsel from the arbitrations described below, in addition to the Cases. The Court has not yet resolved that issue. On July

24, 2020, plaintiffs moved for reconsideration of the Court’s July 10, 2020 order disqualifying plaintiffs’ counsel in the Cases. Plaintiffs’ motion for reconsideration was fully briefed on August 14, 2020 and remains pending.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 487 substantially similar individual demands for arbitration through February 18, 2021, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions and not putative class actions.  As of February 18, 2021, the parties have jointly submitted 468 of the demands for arbitration to the American Arbitration Association (the “AAA”). The remaining demands for arbitration have not yet been submitted. The individual arbitrations are at various stages depending on the particular proceeding. Certain of the arbitrations have resulted in awards against DST and others have resulted in decisions finding no liability as against DST. Many of these decisions are subject to further appeal within the AAA. Certain of the arbitration proceedings have been resolved in whole or in part by settlement.

On October 8, 2019, a substantially similar action to the above-described Ferguson, Canfield, Mendon and arbitration matters captioned Scalia v. Ruane, Cunniff & Goldfarb Inc. was filed by the DOL in the United States District Court for the Southern District of New York naming as defendants DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and certain of DST’s former officers and directors (“DST DOL Defendants”), and alleging that the DST DOL Defendants breached fiduciary duties in violation of ERISA in connection with the Plan.  The complaint also names as defendants Ruane and its former Chairman and Chief Executive Officer Robert D. Goldfarb.  In the complaint, the DOL seeks disgorgement, damages and any other appropriate injunctive or equitable relief. The DST DOL Defendants moved to dismiss the complaint on December 4, 2020 on the ground that the DOL’s complaint is time-barred. Other defendants also filed motions to dismiss on the same and other grounds. Briefing on the motions to dismiss was completed on February 5, 2021. All defendants’ motions to dismiss remain pending.

On June 25, 2020, a complaint was filed against DST in the Circuit Court of Jackson County, Missouri, captioned Ostrander et al. v. DST Systems, Inc., on behalf of five individual plaintiffs. The underlying claim is the same as in the above-described Canfield and Mendon matters. DST removed the action to the United States District Court for the Western District of Missouri on December 10, 2020. On December 28, 2020, DST moved to dismiss the case or, in the alternative, transfer it to the United States District Court for the Southern District of New York. Plaintiffs opposed that motion on January 21, 2021. DST’s motion was fully briefed on February 4, 2021, and remains pending.

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserts claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments. The complaint also asserts claims for actual and constructive fraudulent conveyances. The defendants have not yet answered or otherwise responded to the complaint.

We continue to vigorously defend these matters.  We have not yet determined the extent to which these matters will impact our financial position or results of operations.

Note 18—Segment and Geographic Information

We operate in one operating segment. Our geographic regions consist of the (a) United States, (b) Europe, Middle East and Africa, (c) Asia Pacific and Japan, (d) Canada and (e) the Americas, excluding the United States and Canada.

Long-lived assets as of December 31, were (in millions):

	2020	2019	2018
United States	$307.1	$350.2	$425.2
Europe, Middle East and Africa	86.6	95.7	108.5
Asia-Pacific and Japan	25.0	25.5	24.7
Canada	5.4	6.1	6.0
Americas, excluding United States and Canada	0.4	0.5	0.4
Total	$424.5	$478.0	$564.8

Note 19—Subsequent Events

Dividend Declared

On February 24, 2021, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock payable on March 15, 2021 to stockholders of record as of the close of business on March 1, 2021.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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
4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 in incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on February 28, 2020 (File No. 001-34675)

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

Exhibit Number	Description of Exhibit
10.15*	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1
10.16*

2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10.17*

Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

10.18*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10.19*	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1
10.20*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1
10.21*

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.22*

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019 (File No. 001-34675)

10.23*

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.24*

Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.25*

Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.26*

Restricted Stock Unit Award Agreement, dated as of March 9, 2018, among SS&C Technologies Holdings, Inc and Joseph J. Frank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34675)

10.27*

First Repricing Amendment to the Credit Agreement, dated as of January 31, 2020, among SS&C Technologies Holdings, Inc., SS&C European Holdings S.a r.l., SS&C Technologies Holdings Europe S.a r.l., SS&C Financing LLC, Credit Suisse AG and Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34675)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 25, 2021
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 25, 2021
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 25, 2021
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 25, 2021
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 25, 2021
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 25, 2021
Jonathan E. Michael

/s/ David A. Varsano	Director	February 25, 2021
David A. Varsano

/s/ Michael J. Zamkow	Director	February 25, 2021
Michael J. Zamkow