Form 10-Q
period 2021-03-31
SS&C Technologies Holdings Inc
filed 2021-05-05
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 255,772,587 shares of the registrant’s common stock outstanding as of April 28, 2021.

SS&C TECHNOLOGIES HOLDINGS, INC.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$253.7	$209.3
Funds receivable and funds held on behalf of clients	2,030.0	1,227.4
Accounts receivable, net of allowance for doubtful accounts of $16.9 and $16.8, respectively	674.5	648.0
Contract asset	27.2	20.4
Prepaid expenses and other current assets	209.4	187.5
Restricted cash and cash equivalents	4.4	5.9
Total current assets	3,199.2	2,298.5
Property, plant and equipment, net (Note 2)	402.7	412.8
Operating lease right-of-use assets	339.2	350.8
Investments (Note 3)	193.6	183.5
Unconsolidated affiliates (Note 4)	228.5	225.6
Contract asset	81.7	82.0
Goodwill (Note 6)	8,078.1	8,078.7
Intangible and other assets, net of accumulated amortization of $2,802.4 and $2,655.6, respectively	4,166.1	4,291.7
Total assets	$16,689.1	$15,923.6
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$178.2	$53.9
Client funds obligations	2,030.0	1,227.4
Accounts payable	27.9	28.1
Income taxes payable	46.8	9.3
Accrued employee compensation and benefits	177.5	311.5
Interest payable	—	27.5
Other accrued expenses	323.0	293.1
Deferred revenues	349.9	332.5
Total current liabilities	3,133.3	2,283.3
Long-term debt, net of current portion (Note 7)	6,338.1	6,388.5
Operating lease liabilities	311.8	323.6
Other long-term liabilities	280.9	287.9
Deferred income taxes	890.8	923.8
Total liabilities	10,954.9	10,207.1
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 264.7 million shares and 263.9 million shares issued, respectively, and 255.7 million shares and 257.6 million shares outstanding, respectively	2.6	2.6
Additional paid-in capital	4,600.5	4,544.0
Accumulated other comprehensive loss	(192.1)	(201.0)
Retained earnings	1,800.7	1,667.0
	6,211.7	6,012.6
Less: cost of common stock in treasury, 9.0 and 6.3 million shares, respectively	(477.5)	(296.1)
Total stockholders’ equity	5,734.2	5,716.5
Total liabilities and stockholders’ equity	$16,689.1	$15,923.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Software-enabled services	$1,043.4	$989.5
License, maintenance and related	190.0	184.1
Total revenues	1,233.4	1,173.6
Cost of revenues:
Software-enabled services	595.5	583.5
License, maintenance and related	78.8	82.1
Total cost of revenues	674.3	665.6
Gross profit	559.1	508.0
Operating expenses:
Selling and marketing	92.0	91.4
Research and development	107.9	104.9
General and administrative	90.1	92.9
Total operating expenses	290.0	289.2
Operating income	269.1	218.8
Interest expense, net	(51.4)	(77.4)
Other income (expense), net	18.0	(15.3)
Equity in earnings of unconsolidated affiliates, net	0.3	0.7
Loss on extinguishment of debt	(0.3)	(2.8)
Income before income taxes	235.7	124.0
Provision for income taxes	60.8	24.8
Net income	$174.9	$99.2

Basic earnings per share	$0.68	$0.39
Diluted earnings per share	$0.65	$0.37

Basic weighted-average number of common shares outstanding	257.0	255.3
Diluted weighted-average number of common and common equivalent shares outstanding	268.1	265.6

Net income	$174.9	$99.2
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on interest rate swaps	0.5	(2.4)
Foreign currency exchange translation adjustment	8.4	(150.7)
Total other comprehensive income (loss), net of tax	8.9	(153.1)
Comprehensive income (loss)	$183.8	$(53.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$174.9	$99.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.5	184.7
Equity in earnings of unconsolidated affiliates, net	(0.3)	(0.7)
Cash distributions received from unconsolidated affiliates	—	2.0
Gain on bargain purchase	(2.9)	—
Stock-based compensation expense	27.8	22.5
Net (gains) losses on investments	(13.6)	11.3
Amortization and write-offs of loan origination costs and original issue discounts	3.3	3.5
Loss on extinguishment of debt, net	0.3	0.4
Loss on sale or disposition of property and equipment	—	3.7
Deferred income taxes	(33.5)	(32.3)
Provision for doubtful accounts	2.1	2.3
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(24.9)	(27.2)
Prepaid expenses and other assets	(13.9)	13.2
Contract assets	(6.5)	(10.5)
Accounts payable	(2.6)	6.4
Accrued expenses and other liabilities	(147.7)	(171.0)
Income taxes prepaid and payable	47.2	38.1
Deferred revenue	6.5	2.1
Net cash provided by operating activities	185.7	147.7
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	7.3	(16.3)
Additions to property and equipment	(9.1)	(8.5)
Additions to capitalized software	(22.3)	(18.0)
Investments in securities	(10.0)	(40.0)
Proceeds from sales / maturities of investments	13.4	6.9
Collection of other non-current receivables	2.8	2.6
Net cash used in investing activities	(17.9)	(73.3)
Cash flow from financing activities:
Cash received from debt borrowings	170.0	246.0
Repayments of debt	(99.4)	(95.9)
Net increase (decrease) in client funds obligations	777.0	(670.7)
Proceeds from exercise of stock options	30.6	38.1
Withholding taxes paid related to equity award net share settlement	(1.9)	(3.3)
Purchases of common stock for treasury	(181.4)	—
Dividends paid on common stock	(41.2)	(31.9)
Net cash provided by (used in) financing activities	653.7	(517.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(7.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	819.8	(450.4)
Cash, cash equivalents and restricted cash, beginning of period	1,337.9	1,789.4
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,157.7	$1,339.0

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$253.7	$373.7
Restricted cash and cash equivalents	4.4	8.3
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	1,899.6	957.0
	$2,157.7	$1,339.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended March 31, 2021
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$5,716.5
Net income	—	—	—	174.9	—	—	174.9
Foreign exchange translation adjustment	—	—	—	—	8.4	—	8.4
Net change in interest rate swaps	—	—	—	—	0.5	—	0.5
Stock-based compensation expense	—	—	27.8	—	—	—	27.8
Exercise of options, net of withholding taxes	0.8	—	28.7	—	—	—	28.7
Cash dividends declared - $0.16 per share	—	—	—	(41.2)	—	—	(41.2)
Purchase of common stock	—	—	—	—	—	(181.4)	(181.4)
Balance, at March 31, 2021	264.7	$2.6	$4,600.5	$1,800.7	$(192.1)	$(477.5)	$5,734.2

	Three Months Ended March 31, 2020
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$5,116.1
Net income	—	—	—	99.2	—	—	99.2
Foreign exchange translation adjustment	—	—	—	—	(150.7)	—	(150.7)
Net change in interest rate swaps	—	—	—	—	(2.4)	—	(2.4)
Stock-based compensation expense	—	—	22.5	—	—	—	22.5
Exercise of options, net of withholding taxes	1.4	—	34.8	—	—	—	34.8
Cash dividends declared - $0.125 per share	—	—	0.1	(32.0)	—	—	(31.9)
Balance, at March 31, 2020	259.0	$2.6	$4,324.3	$1,245.1	$(406.1)	$(78.3)	$5,087.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “2020 Form 10-K”). The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of March 31, 2021, the results of our operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2020, which were included in the 2020 Form 10-K. The December 31, 2020 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

Recently Adopted Accounting Pronouncement

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date. We adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	March 31,	December 31,
	2021	2020
Land	$54.2	$48.0
Building and improvements	311.2	307.4
Equipment, furniture, and fixtures	448.1	463.1
	813.5	818.5
Less: accumulated depreciation and amortization	(410.8)	(405.7)
Total property, plant and equipment, net	$402.7	$412.8

Depreciation expense for the three months ended March 31, 2021 and 2020 was $24.9 million and $27.1 million, respectively.

Note 3—Investments

Investments are as follows (in millions):

	March 31,	December 31,
	2021	2020
Non-marketable equity securities	$84.5	$84.5
Marketable equity securities	39.3	38.0
Partnership interests in private equity funds	37.7	39.8
Seed capital investments	32.1	21.2
Total investments	$193.6	$183.5

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses) on equity securities held as of the end of the period	$5.8	$(11.1)
Realized gains for equity securities sold during the period	7.1	1.4
Total gains (losses) recognized in other income (expense), net	$12.9	$(9.7)

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

As of March 31, 2021 and December 31, 2020, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,339.6	$1,339.6	$—	$—
Marketable equity securities (2)	39.3	39.3	—	—
Seed capital investments (2)	32.1	32.1	—	—
Deferred compensation liabilities (3)	(20.1)	(20.1)	—	—
Total	$1,390.9	$1,390.9	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$698.9	$698.9	$—	$—
Marketable equity securities (2)	38.0	38.0	—	—
Seed capital investments (2)	21.2	21.2	—	—
Deferred compensation liabilities (3)	(20.3)	(20.3)	—	—
Total	$737.8	$737.8	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2020, the fair value of our non-marketable equity securities was adjusted downward by $1.0 million.

We have partnership interests in various private equity funds that are not included in the tables above.  Our investments in private equity funds were $37.7 million and $39.8 million at March 31, 2021 and December 31, 2020, respectively, of which $32.9 million and $35.7 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.8 million and $4.1 million, respectively, were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.  At March 31, 2021 and December 31, 2020 one of our investments in private equity funds, representing 48% and 57%, respectively, of the total value of the private equity fund investments, was primarily invested in real estate.  We have no management rights associated with our partnership interests in this fund and withdrawals from this fund are subject to general partner consent.  We expect to receive distributions from this fund upon liquidation of the underlying investments over the next several years, however the exact timing of the distributions is unknown.  We have no unfunded commitments related to this fund.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		March 31, 2021		December 31, 2020
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
International Financial Data Services L.P.	50%	$98.9	$40.7	$97.5	$41.5
Pershing Road Development Company, LLC	50%	75.6	72.1	74.1	72.7
Broadway Square Partners, LLP	50%	53.0	29.5	52.6	29.6
Other unconsolidated affiliates		1.0	—	1.4	—
Total		$228.5	$142.3	$225.6	$143.8

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

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
International Financial Data Services L.P.	$1.6	$0.7
Pershing Road Development Company, LLC	0.9	0.7
Broadway Square Partners, LLP	0.4	0.3
Other unconsolidated affiliates	(2.6)	(1.0)
Total	$0.3	$0.7

Note 5—Acquisitions

Capita

On March 1, 2021, we purchased all of the outstanding stock of Capita Life & Pensions Services (Ireland) Limited (“Capita”) and certain related businesses.  The acquisition of Capita resulted in a net receipt of approximately $7.1 million in cash, as the amount of cash acquired exceeded the cash paid consideration.  Capita provides business process management, technology and consultancy services to the international life and pensions sector.  Services offered include financial and back-office administration, claims management, actuarial and financial reporting, investment administration, product and IT development and business transformation services.

The net assets and results of operations of Capita have been included in our Condensed Consolidated Financial Statements from March 1, 2021.  The excess of fair values of the net assets over the purchase price was recorded as a gain on bargain purchase.

There are $3.7 million in revenues from Capita’s operations included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021.

The following summarizes the preliminary allocation of the purchase price for the 2021 acquisition of Capita.  The assets and liabilities pending finalization include the valuation of acquired tangible assets and the evaluation of taxes (in millions):

Capita
Accounts receivable	$3.8
Fixed assets	0.5
Other assets	5.5
Accounts payable	(3.8)
Deferred revenue	(3.1)
Other liabilities assumed	(7.1)
Gain on bargain purchase	(2.9)
Consideration paid, net of cash acquired	$(7.1)

We recorded severance expense related to personnel reductions in connection with the continued integration efforts associated with the acquisitions of DST and Algorithmics during the three months ended March 31, 2021 and DST, Eze and Intralinks during the three months ended March 31, 2020.  The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended March 31,
Consolidated Statements of Comprehensive Income (Loss) Classification	2021	2020
Cost of software-enabled services	$14.3	$21.7
Cost of license, maintenance and other related	0.9	1.2
Total cost of revenues	15.2	22.9
Selling and marketing	0.4	1.1
Research and development	6.1	5.1
General and administrative	0.3	2.3
Total operating expenses	6.8	8.5
Total severance expense	$22.0	$31.4

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisition of Capita occurred on January 1, 2020 and the acquisitions of Captricity and Innovest occurred on January 1, 2019, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.  This unaudited pro forma information (in millions, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2021	2020
Revenues	$1,242.8	$1,200.2
Net income	$177.1	$102.4

Note 6—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2021 is as follows (in millions):

Balance at December 31, 2020	$8,078.7
Adjustments to prior acquisitions	(0.3)
Effect of foreign currency translation	(0.3)
Balance at March 31, 2021	$8,078.1

Note 7—Debt

At March 31, 2021 and December 31, 2020, debt consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Senior secured credit facilities, weighted-average interest rate of 1.86% and 1.90%, respectively	$4,432.0	$4,485.9
5.5% senior notes due 2027	2,000.0	2,000.0
Senior secured credit facilities revolving portion, interest rate of 2.11%	126.0	—
Other indebtedness	8.6	10.1
Unamortized original issue discount and debt issuance costs	(50.3)	(53.6)
	6,516.3	6,442.4
Less: current portion of long-term debt	178.2	53.9
Long-term debt	$6,338.1	$6,388.5

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,432.0	$4,381.2	$4,485.9	$4,426.0
5.5% senior notes due 2027	2,000.0	2,130.1	2,000.0	2,136.0
Senior secured credit facilities, revolving portion	126.0	123.5	—	—
Other indebtedness	8.6	8.7	10.1	10.2

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In August 2019, our Board of Directors authorized the repurchase of up to $500 million of our common stock on the open market or in privately negotiated transactions. In July 2020, our Board of Directors authorized the renewal and increase of our stock repurchase program, which enables us to repurchase up to $750 million in the aggregate of our outstanding common stock.  Our authority to repurchase shares under the renewed program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three months ended March 31, 2021, we repurchased 2.7 million shares of common stock for approximately $181.4 million. We did not repurchase any share of our common stock during the three months ended March 31, 2020.  We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid a quarterly cash dividend of $0.16 per share of common stock in March 2021 totaling $41.2 million.  We paid a quarterly cash dividend of $0.125 per share of common stock in March of 2020 totaling $31.9 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consists of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(5.5)	$(192.3)	$(3.2)	$(201.0)
Net current period other comprehensive income	0.5	8.4	—	8.9
Balance, March 31, 2021	$(5.0)	$(183.9)	$(3.2)	$(192.1)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2021		2020
	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized losses on interest rate swaps	$(0.8)	$(0.2)	$(1.5)	$0.8
Reclassification of losses into net earnings on interest rate swaps	1.5	—	(1.7)	—
Net change in cash flow hedges	0.7	(0.2)	(3.2)	0.8
Foreign Currency Translation
Current period translation adjustments	6.3	2.1	(151.5)	0.8
Net cumulative translation adjustments	6.3	2.1	(151.5)	0.8
Total other comprehensive income (loss)	$7.0	$1.9	$(154.7)	$1.6

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of March 31, 2021 and December 31, 2020, approximately $49.7 million and $53.9 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $103.1 million and $108.0 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, revenue of approximately $575.7 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $298.6 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended March 31,
	2021	2020
United States	$878.4	$862.0
United Kingdom	150.3	156.2
Europe (excluding United Kingdom), Middle East and Africa	69.8	63.0
Asia-Pacific and Japan	69.0	45.4
Canada	48.0	28.6
Americas, excluding United States and Canada	17.9	18.4
Total	$1,233.4	$1,173.6

The following table disaggregates our revenues by source (in millions):

	Three Months Ended March 31,
	2021	2020
Software-enabled services	$1,043.4	$989.5
Maintenance and term licenses	163.2	159.8
Professional services	23.5	20.0
Perpetual licenses	3.3	4.3
Total	$1,233.4	$1,173.6

Note 10—Stock Based Compensation

Stock options, SARs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended March 31,
Condensed Consolidated Statements of Comprehensive Income (Loss) Classification	2021	2020
Cost of software-enabled services	$11.0	$9.1
Cost of license, maintenance and other related	1.7	1.3
Total cost of revenues	12.7	10.4
Selling and marketing	4.6	3.5
Research and development	3.6	2.9
General and administrative	6.9	5.7
Total operating expenses	15.1	12.1
Total stock-based compensation expense	$27.8	$22.5

The following table summarizes stock option and stock appreciation rights (“SARs”) activity as well as restricted stock unit (“RSUs”) activity for the three months ended March 31, 2021 (shares in millions):

	Stock Options and SARs	RSUs
Outstanding at December 31, 2020	42.7	0.2
Granted	0.6	—
Cancelled/forfeited	(0.2)	—
Vested	—	(0.1)
Exercised	(0.8)	—
Outstanding at March 31, 2021	42.3	0.1

Performance-Based Stock Option Awards

In March 2021, our named executive officers were granted performance-based stock options that vest at the end of a 3-year performance period based on average annual growth in earnings per share over the period and have a maximum term of 10 years.  The performance-based stock options have an exercise price of $68.52 per share and a grant date fair value of $17.90 per share.  These awards include annual performance growth targets and will measure performance against the target throughout the 3-year performance period.  Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant.  Our executive officers will only be entitled to receive any portion of the performance stock option awards that are earned if they remain employed through the final determination of the satisfaction of these performance goals after the conclusion of our 2023 fiscal year.  The total number of options to be issued if we achieve the targeted growth rate during the measurement period is 530,000.  The actual number of options that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of options, if the annual growth rate meets or exceeds a specified level.

Note 11—Income Taxes

The effective tax rate was 25.8% and 20.0% for the three months ended March 31, 2021 and 2020, respectively. The change in the effective tax rate for the three months ended March 31, 2021 compared to the respective prior year period was primarily due to the decrease in recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$174.9	$99.2

Shares:
Weighted-average common shares outstanding – used in calculation of basic EPS	257.0	255.3
Weighted-average common stock equivalents – stock options and restricted shares	11.1	10.3
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	268.1	265.6

Earnings per share – Basic	$0.68	$0.39
Earnings per share – Diluted	$0.65	$0.37

Stock options and SARs representing 16.4 million and 12.2 million shares were outstanding for the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 13—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

A putative representative action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”).  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”).  On September 18, 2019, the United States District Court for the Southern District of New York granted a partial dismissal related to certain claims against the DST Defendants concerning the 401k portion of the Plan. On October 31, 2019, the DST Defendants filed an answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint asserting crossclaims for contribution and/or indemnification against DST. Both DST and Ruane have filed answers denying the crossclaims asserted against them. On April 10, 2020, Plaintiffs filed a motion for leave to file a third amended complaint as well as a motion to certify a class. The DST Defendants did not oppose those motions. The Court ordered supplemental briefing on Plaintiffs’ motion for class certification, which was completed on July 29, 2020. On March 8, 2021, the Court entered an order denying without prejudice Plaintiffs’ motions for leave to file a third amended complaint and for class certification, setting a new briefing schedule, and ordering that the parties address the effect, if any, on Plantiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit Court in Cooper v. Ruane Cunniff & Goldfarb Inc. Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification on April 5, 2021. Those motions will be fully briefed on May 10, 2021.

On July 10, 2020, Plaintiffs and the DST Defendants reached an agreement in principle to settle the putative class claims for $27 million, subject to the occurrence of certain conditions, including: Court certification of a “non-opt-out” class in the case that includes as class members all participants of the Plan, Court approval of the settlement in accordance with applicable law (i.e., including finding there was adequacy of class representation, fairness, adequacy of relief and equal treatment of class members) and the satisfactory resolution of claims made by certain other litigants. On September 18, 2020, the Parties submitted a letter to the Court disclosing that Plaintiffs and Ruane also had reached a settlement in principle, subject to Court approval. Plaintiffs and the DST Defendants entered into a settlement agreement dated January 8, 2021 memorializing the terms of their proposed settlement, which was filed by Plaintiffs with the Court on the same date. On January 12, 2021, Plaintiffs moved for preliminary approval of the settlement with the DST Defendants, as well as preliminary approval of a separate settlement reached between Plaintiffs and Ruane. The Arbitration Claimants, as defined below, and the U.S. Department of Labor (“DOL”) objected to various aspects of those settlements in filings dated January 15, 2021, January 27, 2021, and February 5, 2021. The objectors argue, among other things, that the proposed settlement should not be approved because they believe the settlement payment is inadequate in view of potential damages and the likelihood of success on the merits, that the certification of a “non-opt-out” class is impermissible, and that the Court cannot bar other litigants, including the DOL, from pursuing related claims against DST. On February 11, 2021, Plaintiffs and the DST Defendants filed responses in support of preliminary approval of the settlement. Plaintiffs’ motions for preliminary approval remain pending. Whether the settlement will be approved by the Court on the proposed terms or at all is uncertain, and there can be no assurance as to how the Court will rule. If a settlement by the DST Defendants concludes or becomes probable we would recognize a charge for the expected loss in the amount of the settlement. We would also expect to offset that loss in the amount of any remaining insurance covering such loss.  If a settlement, including as described above, does not receive Court approval, we will continue to vigorously defend these matters.  Due to the inherent uncertainties associated with the resolution of this litigation, including, in view of the objections, whether the proposed settlement receives Court approval on a preliminary or final basis, the ultimate resolution of and any potential exposure related to this matter is uncertain at this time.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs. On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs. These complaints name as defendants SS&C, DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors, and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these actions purport to be brought as individual actions and not putative class actions. On February 18, 2020, the DST Defendants moved to disqualify plaintiffs’ counsel in these actions and in nearly all of the arbitrations described below. Those motions were fully briefed on March 24, 2020. On July 6, 2020, plaintiffs filed a notice of voluntary dismissal, in which they sought to dismiss claims against Ruane with prejudice. On July 10, 2020, the Court entered an order granting the DST Defendants’ motion to disqualify plaintiffs’ counsel from the U.S. federal court cases (the “Cases”). On July 24, 2020, the parties filed memoranda of law addressing the Court’s authority to disqualify plaintiffs’ counsel from the arbitrations described below, in addition to the Cases. On July 24, 2020, plaintiffs moved for reconsideration of the Court’s July 10, 2020 order disqualifying plaintiffs’ counsel in the Cases. On March 17, 2021, the Court issued an opinion and order denying the DST Defendants’ motion to disqualify plaintiffs’ counsel from the arbitrations described below.  On March 17, 2021, the Court also issued an opinion and order denying plaintiffs’ motion for reconsideration of the July 10, 2020 order disqualifying plaintiffs’ counsel in the Cases.  On April 8, 2021, the Court held a conference and directed the DST Defendants to file any motion to dismiss these actions by April 22, 2021.  On April 12, 2021, plaintiffs filed a new notice of voluntary dismissal dismissing their claims against Ruane with prejudice, which was entered by the Court on April 13, 2021.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 546 substantially similar individual demands for arbitration through April 15, 2021, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions and not putative class actions.  As of April 15, 2021, the parties have jointly submitted 468 of the demands for arbitration to the American Arbitration Association (the “AAA”). The individual arbitrations are at various stages depending on the particular proceeding. Certain of the arbitrations have resulted in awards against DST and others have resulted in decisions finding no liability as against DST. Many of these decisions are subject to further appeal within the AAA. Certain of the arbitration proceedings have been resolved in whole or in part by settlement.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2020 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q. We use the term organic to refer to the businesses and operations that are included in the comparable prior year period on a constant currency basis. Organic excludes the impact of any business which we acquired for the time period which would impact the comparable prior year period.

The impacts of COVID-19 and related economic conditions on our results are uncertain and, in many respects, outside our control. While we have experienced some client delays in committing to services and products, to date we have experienced no direct material negative effects on our business and results of operations as a result of the COVID-19 pandemic.  The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources. There have been impacts on our expenses during the three months ended March

31, 2021.  While certain communications and technology costs have increased to support a primarily remote working environment, overall our organic expenses decreased due to travel restrictions and other related savings associated with the current environment.

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2020 Form 10-K. Our critical accounting policies are described in the 2020 Form 10-K and include:

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Captricity in March 2020, Innovest in May 2020, Millennium in December 2020 and Capita in March 2021.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Software-enabled services	84.6%	84.3%
License, maintenance and related	15.4%	15.7%
Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2021	2020
Software-enabled services	$1,043.4	$989.5	5.4%
License, maintenance and related	190.0	184.1	3.2%
Total revenues	$1,233.4	$1,173.6	5.1%

Three Months Ended March 31, 2021 and 2020. Our revenues increased $59.8 million, or 5.1%, primarily due an increase of $25.1 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, virtual data room services and portfolio investment products.  Our revenues also increased due to acquisitions, which contributed $18.6 million in revenues as well as the favorable impact from foreign currency translation of $16.1 million.  Software-enabled services revenues increased $53.9 million, or 5.4%, primarily due to an increase in organic revenues of $22.2 million, and acquisitions, which added $18.6 million in revenues, as well as the favorable impact from foreign currency translation of $13.1 million. License, maintenance and related revenues increased $5.9 million, or 3.2%, due to an increase in organic revenues of $2.9 million and the favorable impact from foreign currency translation of $3.0 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Cost of software-enabled services	57.1%	59.0%
Cost of license, maintenance and related	41.5%	44.6%
Total cost of revenues	54.7%	56.7%
Gross margin percentage	45.3%	43.3%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2021	2020
Cost of software-enabled services	$595.5	$583.5	2.1%
Cost of license, maintenance and related	78.8	82.1	(4.0)%
Total cost of revenues	$674.3	$665.6	1.3%

Three Months Ended March 31, 2021 and 2020. Our total cost of revenues increased by $8.7 million, or 1.3%, primarily due to acquisitions, which added $13.3 million in costs, as well as the unfavorable impact from foreign currency translation of $10.4 million. Total costs of revenue, excluding the impact of acquisitions and foreign currency translation, decreased by $15.0 million, primarily due to a decrease in organic cost of revenues such as travel, entertainment, out-of-pocket expenses and depreciation and amortization, partially offset by an increase in severance expense related to personnel reductions in connection with continued integration efforts within our recently acquired businesses. Cost of software-enabled services revenues increased $12.0 million, or 2.1%, primarily due to acquisitions, which added $13.3 million in costs, as well as the unfavorable impact from foreign currency translation of $8.7 million.  Organic cost of software-enabled services revenue decreased $10.0 million. Cost of license, maintenance and related revenues decreased $3.3 million, or 4.0%, primarily due to a decrease of $5.0 million in organic cost of revenue, partially offset by the unfavorable impact from foreign currency translation, which increased costs by $1.7 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Selling and marketing	7.5%	7.8%
Research and development	8.7%	8.9%
General and administrative	7.3%	7.9%
Total operating expenses	23.5%	24.6%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2021	2020
Selling and marketing	$92.0	$91.4	0.7%
Research and development	107.9	104.9	2.9%
General and administrative	90.1	92.9	(3.0)%
Total operating expenses	$290.0	$289.2	0.3%

Three Months Ended March 31, 2021 and 2020. Operating expenses increased $0.8 million, or 0.3%, primarily due to acquisitions, which added $5.2 million in expenses, and the unfavorable foreign currency translation impact of $6.0 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, decreased by $10.4 million primarily due to decreases in organic operating expenses such as travel and entertainment and amortization of intangible assets, partially offset by an increase in severance expense related to personnel reductions in connection with continued integration efforts within our recently acquired businesses.

Comparison of the Three Months Ended March 31, 2021 and 2020 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $51.4 million in 2021 and $77.4 million in 2020.  The decrease in interest expense, net for 2021 as compared to 2020 relates primarily to lower average interest rates as well as lower average debt balances.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. We had other income, net of $18.0 million in 2021 compared to other expense, net of $15.3 million in 2020.  For the three months ended March 31, 2021, other income, net included investment gains of $13.7 million and dividend income of $8.5 million.  The remaining portion of other income, net consisted primarily of foreign currency transaction losses.  For the three months ended March 31, 2020, other expense, net included investment losses net of dividend income of $10.9 million.  The remaining portion of other expense, net consisted primarily of foreign currency transaction losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $0.3 million in 2021 and $0.7 million in 2020.

Loss on extinguishment of debt. In the three months ended March 31, 2021, we made additional principal payments on our term loans prior to their scheduled maturity, which resulted in a loss on extinguishment of debt of $0.3 million due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount. We recorded a $2.8 million loss on extinguishment of debt in the three months ended March 31, 2020 in connection with the amendment to our senior secured credit agreement. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit agreement for amounts accounted for as a debt extinguishment, as well as new financing fees related to amounts accounted for as a debt modification.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Provision for income taxes	$60.8	$24.8
Effective tax rate	25.8%	20.0%

Our effective tax rates for the three months ended March 31, 2021 and 2020 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards.  The change in the effective tax rate for the three months ended March 31, 2021 compared to the prior year was primarily due to a decreased recognition of windfall tax benefits from stock awards and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the U.K. and India, where we anticipate the statutory tax rates to be 19.0% and, on a blended basis, 31.3%, respectively, in 2021.  A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets, to repurchase shares of our common stock and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations and cash available under our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.  We continue to evaluate and take action, as necessary, to preserve adequate liquidity. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.

During the three months ended March 31, 2021, we paid a quarterly cash dividend of $0.16 per share of common stock totaling $41.2 million.  During the three months ended March 31, 2020, we paid a quarterly cash dividend of $0.125 per share of common stock for each quarter totaling $31.9 million.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,030.0 million of client funds obligations at March 31, 2021.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
Net cash, cash equivalents and restricted cash provided by (used in):	2021	2020	Change From Prior Year
Operating activities	$185.7	$147.7	$38.0
Investing activities	(17.9)	(73.3)	55.4
Financing activities	653.7	(517.7)	1,171.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(7.1)	5.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$819.8	$(450.4)	$1,270.2

2021 versus 2020

Net cash provided by operating activities was $185.7 million for the three months ended March 31, 2021.  Cash provided by operating activities primarily resulted from net income of $174.9 million adjusted for non-cash items of $152.7 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $141.9 million.  The changes in our working capital accounts were driven by decreases in accrued expenses, an increase in accounts receivable, an increase in prepaid expenses and other assets and an increase in contract assets, partially offset by changes in income taxes prepaid and payable and an increase in deferred revenues.  The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2021.  The increases in accounts receivable and deferred revenue were primarily due to the billing of annual maintenance fees, which typically occurs in the first quarter of each year.  The increase in contract assets was primarily due to new term license deals.  The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.  The increase in prepaid expenses and other assets was primarily due to the timing of payments.

Investing activities used net cash of $17.9 million for the three months ended March 31, 2021, primarily related to $22.3 million in capitalized software development costs, $10.0 million in investments in securities and $9.1 million in capital expenditures, partially offset by proceeds from sales and maturities of $13.4 million and net cash acquired for business acquisitions of $7.3 million.

Financing activities provided net cash of $653.7 million for the three months ended March 31, 2021, primarily representing a net increase in client funds obligations of $777.0 million, net borrowings of debt of $70.6 million and proceeds of $30.6 million from stock option exercises.  These proceeds were partially offset by $181.4 million of purchases of common stock for treasury and $41.2 million in quarterly dividends paid.

2020 versus 2019

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, were $1,339.0 million at March 31, 2020, a decrease of $450.4 million from $1,789.4 million at December 31, 2019.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2021, we held approximately $153.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At March 31, 2021, we held approximately $128.8 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

As of March 31, 2021, there was $1,532.7 million in principal amount outstanding under the Term B-3 Loan, $1,144.4 million in principal amount outstanding under the Term B-4 Loan and $1,754.9 million in principal amount outstanding under the Term B-5 Loan.  In addition, the amended senior secured credit facility has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $120.1 million was available as of March 31, 2021.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $3.9 million was utilized as of March 31, 2021.

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

The obligations of the U.S. loan parties under the amended senior secured credit facility are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations). All obligations of the non-U.S. loan parties under the amended senior secured credit facility are secured by substantially all of our and the other guarantors’ assets (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of our wholly-owned restricted subsidiaries (with customary exceptions and limitations).

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio.  In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings.

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

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our domestic restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, or enter into transactions with its affiliates. Any event of default under the amended senior secured credit facility that leads to an acceleration of those amounts due also results in a default under the indenture governing the Senior Notes.

As of March 31, 2021, there was $2,000.0 million in principal amount of Senior Notes outstanding.

Covenant Compliance

Under the Revolving Credit Facility portion of the amended senior secured credit facility, we are required to satisfy and maintain a specified financial ratio at the end of each fiscal quarter if the sum of (i) outstanding amount of all loans under the Revolving Credit Facility and (ii) all non-cash collateralized letters of credit issued under the Revolving Credit Facility in excess of $20 million is equal to or greater than 30% of the total commitments under the Revolving Credit Facility.  Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. Any breach of this covenant could result in an event of default under the amended senior secured credit facility. Upon the occurrence of any event of default under the amended senior secured credit facility, the lenders could elect to declare all amounts outstanding under the amended senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit.  Any default and subsequent acceleration of payments under the amended senior secured credit facility would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the amended senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to baskets and ratios based on Consolidated EBITDA.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the amended senior secured credit facility, which is the material facility supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the amended senior secured credit facility. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratio and other financial condition tests contained in the amended senior secured credit facility.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles, or GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the amended senior secured credit facility requires that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

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
•

Consolidated EBITDA excludes expenses and income that are permitted to be excluded per the terms of our amended senior secured credit facility, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our amended senior secured credit facility.

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in millions)	2021	2020	2021
Net income	$174.9	$99.2	$700.9
Interest expense, net	51.4	77.4	219.9
Provision for income taxes	60.8	24.8	186.6
Depreciation and amortization	169.5	184.7	710.1
EBITDA	456.6	386.1	1,817.5
Stock-based compensation	27.8	22.5	93.1
Acquired EBITDA and cost savings (1)	1.3	(1.0)	4.0
Non-cash portion of straight-line rent expense	(0.2)	(0.1)	(0.2)
Loss on extinguishment of debt, net	0.3	2.8	1.7
Equity in earnings of unconsolidated affiliates, net	(0.3)	(0.7)	1.9
Purchase accounting adjustments (2)	1.6	1.8	6.7
ASC 606 adoption impact	0.2	2.3	3.2
Other (3)	5.9	48.8	(41.5)
Consolidated EBITDA	$493.2	$462.5	$1,886.4

________________________

(1)

Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period, as well as cost savings enacted in connection with acquisitions.

(2)

Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions, (b) an adjustment to increase personnel and commissions expense by the amount that would have been recognized if prepaid commissions and deferred personnel costs were not adjusted to fair value at the date of the acquisitions and (c) an adjustment to increase or decrease rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.

(3)

Other includes expenses and income that are permitted to be excluded per the terms of our amended senior secured credit facility from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.  These include expenses and income related to foreign currency transactions, investment gains and losses, facilities and workforce restructuring, legal settlements, business combinations and other items.

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of March 31, 2021 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.29x

________________________

(1)

Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

Recently Adopted Accounting Pronouncement

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the effective date. We adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the three months ended March 31, 2021, we had average daily cash balances of approximately $2,450.1 million maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.7 million of net income, net of income taxes, on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At March 31, 2021, we had total variable interest rate debt of approximately $4,558.0 million. As of March 31, 2021, a 1% increase in interest rates would result in an increase in interest expense of approximately $45.6 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of March 31, 2021 was approximately $89.1 million. The impact of a 10% change in fair value of these investments would have been approximately $6.6 million to net income, net of income taxes.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2021, approximately 29% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These amounts were not material for the three months ended March 31, 2021. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the first quarter of 2021 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
January 1, 2021 – January 31, 2021	—	$—	—	$462.0
February 1, 2021 – February 28, 2021	0.6	$66.19	0.6	$422.1
March 1, 2021 – March 31, 2021	2.1	$67.43	2.1	$280.5
Total	2.7		2.7
(1)	Information is based on trade dates of repurchase transactions.
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

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between SS&C Technologies Holdings, Inc. and William C. Stone
10.2	Form of Performance Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan *
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 5, 2021