Form 10-Q
period 2021-06-30
SS&C Technologies Holdings Inc
filed 2021-08-04
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 255,256,954 shares of the registrant’s common stock outstanding as of July 28, 2021.

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

PART I

Item 1.	Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$247.1	$209.3
Funds receivable and funds held on behalf of clients	2,921.3	1,227.4
Accounts receivable, net of allowance for doubtful accounts of $18.1 and $16.8, respectively	711.8	648.0
Contract asset	26.9	20.4
Prepaid expenses and other current assets	216.8	187.5
Restricted cash and cash equivalents	3.9	5.9
Total current assets	4,127.8	2,298.5
Property, plant and equipment, net (Note 2)	394.2	412.8
Operating lease right-of-use assets	323.5	350.8
Investments (Note 3)	172.8	183.5
Unconsolidated affiliates (Note 4)	219.8	225.6
Contract asset	76.0	82.0
Goodwill (Note 6)	8,080.8	8,078.7
Intangible and other assets, net of accumulated amortization of $2,669.2 and $2,655.6, respectively	4,040.2	4,291.7
Total assets	$17,435.1	$15,923.6
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$55.2	$53.9
Client funds obligations	2,921.3	1,227.4
Accounts payable	29.8	28.1
Income taxes payable	33.2	9.3
Accrued employee compensation and benefits	205.5	311.5
Interest payable	27.5	27.5
Other accrued expenses	336.6	293.1
Deferred revenues	335.7	332.5
Total current liabilities	3,944.8	2,283.3
Long-term debt, net of current portion (Note 7)	6,214.9	6,388.5
Operating lease liabilities	297.4	323.6
Other long-term liabilities	277.1	287.9
Deferred income taxes	877.2	923.8
Total liabilities	11,611.4	10,207.1
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 266.2 million shares and 263.9 million shares issued, respectively, and 255.2 million shares and 257.6 million shares outstanding, respectively	2.7	2.6
Additional paid-in capital	4,682.8	4,544.0
Accumulated other comprehensive loss	(190.3)	(201.0)
Retained earnings	1,949.6	1,667.0
	6,444.8	6,012.6
Less: cost of common stock in treasury, 10.9 and 6.3 million shares, respectively	(621.1)	(296.1)
Total stockholders’ equity	5,823.7	5,716.5
Total liabilities and stockholders’ equity	$17,435.1	$15,923.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Software-enabled services	$1,057.1	$945.0	$2,100.5	$1,934.5
License, maintenance and related	201.9	193.1	391.9	377.2
Total revenues	1,259.0	1,138.1	2,492.4	2,311.7
Cost of revenues:
Software-enabled services	582.8	549.9	1,178.3	1,133.4
License, maintenance and related	81.2	76.9	160.0	159.0
Total cost of revenues	664.0	626.8	1,338.3	1,292.4
Gross profit	595.0	511.3	1,154.1	1,019.3
Operating expenses:
Selling and marketing	97.7	84.3	189.7	175.7
Research and development	100.8	96.8	208.7	201.7
General and administrative	83.6	88.9	173.7	181.8
Total operating expenses	282.1	270.0	572.1	559.2
Operating income	312.9	241.3	582.0	460.1
Interest expense, net	(51.0)	(60.5)	(102.4)	(137.9)
Other income, net	6.5	19.0	24.5	3.7
Equity in earnings of unconsolidated affiliates, net	(0.4)	(1.0)	(0.1)	(0.3)
(Loss) gain on extinguishment of debt	(1.5)	0.2	(1.8)	(2.6)
Income before income taxes	266.5	199.0	502.2	323.0
Provision for income taxes	76.7	29.5	137.5	54.3
Net income	$189.8	$169.5	$364.7	$268.7

Basic earnings per share	$0.74	$0.66	$1.42	$1.05
Diluted earnings per share	$0.71	$0.64	$1.36	$1.01

Basic weighted-average number of common shares outstanding	255.7	257.0	256.4	256.1
Diluted weighted-average number of common and common equivalent shares outstanding	267.6	265.8	267.8	265.7

Net income	$189.8	$169.5	$364.7	$268.7
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on interest rate swaps	(0.2)	(0.3)	0.3	(2.7)
Foreign currency exchange translation adjustment	1.9	34.1	10.3	(116.6)
Change in defined benefit pension obligation	0.1	—	0.1	—
Total other comprehensive income (loss), net of tax	1.8	33.8	10.7	(119.3)
Comprehensive income	$191.6	$203.3	$375.4	$149.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net income	$364.7	$268.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335.3	364.1
Equity in earnings of unconsolidated affiliates, net	0.1	0.3
Cash distributions received from unconsolidated affiliates	10.0	8.0
Gain on bargain purchase	(3.2)	—
Stock-based compensation expense	55.5	44.6
Net gains on investments	(17.2)	(5.5)
Amortization and write-offs of loan origination costs and original issue discounts	6.7	6.9
Loss on extinguishment of debt, net	1.8	0.9
Loss on sale or disposition of property and equipment	0.1	4.0
Deferred income taxes	(47.2)	(84.1)
Provision for doubtful accounts	4.5	4.8
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(63.7)	(11.9)
Prepaid expenses and other assets	(17.5)	(16.5)
Contract assets	(0.8)	(3.7)
Accounts payable	(0.1)	4.0
Accrued expenses and other liabilities	(82.1)	(91.8)
Income taxes prepaid and payable	32.2	101.6
Deferred revenue	(16.8)	(38.7)
Net cash provided by operating activities	562.3	555.7
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	7.3	(114.1)
Additions to property and equipment	(17.6)	(16.0)
Additions to capitalized software	(42.1)	(35.9)
Investments in securities	(10.0)	(40.8)
Proceeds from sales / maturities of investments	38.9	33.7
Collection of other non-current receivables	5.6	5.0
Net cash used in investing activities	(17.9)	(168.1)
Cash flow from financing activities:
Cash received from debt borrowings	210.0	246.0
Repayments of debt	(393.1)	(503.3)
Net increase (decrease) in client funds obligations	1,682.7	(947.4)
Proceeds from exercise of stock options	88.9	82.8
Withholding taxes paid related to equity award net share settlement	(5.6)	(7.3)
Purchases of common stock for treasury	(325.0)	(27.9)
Dividends paid on common stock	(82.1)	(64.0)
Net cash provided by (used in) financing activities	1,175.8	(1,221.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.6)	(5.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,718.6	(838.9)
Cash, cash equivalents and restricted cash, beginning of period	1,337.9	1,789.4
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,056.5	$950.5

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$247.1	$261.9
Restricted cash and cash equivalents	3.9	8.4
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	2,805.5	680.2
	$3,056.5	$950.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended June 30, 2021
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at March 31, 2021	264.7	$2.6	$4,600.5	$1,800.7	$(192.1)	$(477.5)	$5,734.2
Net income	—	—	—	189.8	—	—	189.8
Foreign exchange translation adjustment	—	—	—	—	1.9	—	1.9
Net change in interest rate swaps	—	—	—	—	(0.2)	—	(0.2)
Change in defined benefit plan obligation	—	—	—	—	0.1	—	0.1
Stock-based compensation expense	—	—	27.7	—	—	—	27.7
Exercise of options, net of withholding taxes	1.5	0.1	54.5	—	—	—	54.6
Purchases of common stock	—	—	—	—	—	(143.6)	(143.6)
Cash dividends declared - $0.16 per share	—	—	0.1	(40.9)	—	—	(40.8)
Balance, at June 30, 2021	266.2	$2.7	$4,682.8	$1,949.6	$(190.3)	$(621.1)	$5,823.7

	Three Months Ended June 30, 2020
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, at March 31, 2020	259.0	$2.6	$4,324.3	$1,245.1	$(406.1)	$(78.3)	$5,087.6
Net income	—	—	—	169.5	—	—	169.5
Foreign exchange translation adjustment	—	—	—	—	34.1	—	34.1
Net change in interest rate swaps	—	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	22.1	—	—	—	22.1
Exercise of options, net of withholding taxes	1.7	—	40.7	—	—	—	40.7
Non-cash purchase price consideration	—	—	10.2	—	—	9.9	20.1
Purchases of common stock	—	—	—	—	—	(27.9)	(27.9)
Cash dividends declared - $0.125 per share	—	—	0.1	(32.2)	—	—	(32.1)
Balance, at June 30, 2020	260.7	$2.6	$4,397.4	$1,382.4	$(372.3)	$(96.3)	$5,313.8

	Six Months Ended June 30, 2021
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$5,716.5
Net income	—	—	—	364.7	—	—	364.7
Foreign exchange translation adjustment	—	—	—	—	10.3	—	10.3
Net change in interest rate swaps	—	—	—	—	0.3	—	0.3
Change in defined benefit plan obligation	—	—	—	—	0.1	—	0.1
Stock-based compensation expense	—	—	55.5	—	—	—	55.5
Exercise of options, net of withholding taxes	2.3	0.1	83.2	—	—	—	83.3
Purchases of common stock	—	—	—	—	—	(325.0)	(325.0)
Cash dividends declared - $0.32 per share	—	—	0.1	(82.1)	—	—	(82.0)
Balance, at June 30, 2021	266.2	$2.7	$4,682.8	$1,949.6	$(190.3)	$(621.1)	$5,823.7

	Six Months Ended June 30, 2020
	Common Stock
	Number				Accumulated
	of		Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$5,116.1
Net income	—	—	—	268.7	—	—	268.7
Foreign exchange translation adjustment	—	—	—	—	(116.6)	—	(116.6)
Net change in interest rate swaps	—	—	—	—	(2.7)	—	(2.7)
Stock-based compensation expense	—	—	44.6	—	—	—	44.6
Exercise of options, net of withholding taxes	3.1	—	75.5	—	—	—	75.5
Non-cash purchase price consideration	—	—	10.2	—	—	9.9	20.1
Purchases of common stock	—	—	—	—	—	(27.9)	(27.9)
Cash dividends declared - $0.25 per share	—	—	0.2	(64.2)	—	—	(64.0)
Balance, at June 30, 2020	260.7	$2.6	$4,397.4	$1,382.4	$(372.3)	$(96.3)	$5,313.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “2020 Form 10-K”). The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2021, the results of our operations for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2020, which were included in the 2020 Form 10-K. The December 31, 2020 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30,	December 31,
	2021	2020
Land	$54.3	$48.0
Building and improvements	311.3	307.4
Equipment, furniture, and fixtures	458.7	463.1
	824.3	818.5
Less: accumulated depreciation and amortization	(430.1)	(405.7)
Total property, plant and equipment, net	$394.2	$412.8

Depreciation expense for the three and six months ended June 30, 2021 was $19.5 million and $44.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $27.1 million and $54.1 million, respectively.

Note 3—Investments

Investments are as follows (in millions):

	June 30,	December 31,
	2021	2020
Non-marketable equity securities	$84.5	$84.5
Marketable equity securities	40.9	38.0
Seed capital investments	25.1	21.2
Partnership interests in private equity funds	22.3	39.8
Total investments	$172.8	$183.5

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gains (losses) on equity securities held as of the end of the period	$3.1	$10.4	$8.9	$(0.8)
Realized gains for equity securities sold during the period	0.6	6.1	7.7	7.8
Total gains recognized in other income, net	$3.7	$16.5	$16.6	$7.0

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

As of June 30, 2021 and December 31, 2020, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below.  Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,862.4	$1,862.4	$—	$—
Marketable equity securities (2)	40.9	40.9	—	—
Seed capital investments (2)	25.1	25.1	—	—
Deferred compensation liabilities (3)	(21.2)	(21.2)	—	—
Total	$1,907.2	$1,907.2	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$698.9	$698.9	$—	$—
Marketable equity securities (2)	38.0	38.0	—	—
Seed capital investments (2)	21.2	21.2	—	—
Deferred compensation liabilities (3)	(20.3)	(20.3)	—	—
Total	$737.8	$737.8	$—	$—

_____________________________________________________

(1)	Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)	Included in Investments on the Condensed Consolidated Balance Sheet.
(3)	Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above.  Our investments in private equity funds were $22.3 million and $39.8 million at June 30, 2021 and December 31, 2020, respectively, of which $17.6 million and $35.7 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.7 million and $4.1 million, respectively, were accounted for under the equity method of accounting.  The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted.  The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		June 30, 2021		December 31, 2020
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
International Financial Data Services L.P.	50%	$89.6	$39.9	$97.5	$41.5
Pershing Road Development Company, LLC	50%	75.8	71.5	74.1	72.7
Broadway Square Partners, LLP	50%	53.4	29.5	52.6	29.6
Other unconsolidated affiliates		1.0	—	1.4	—
Total		$219.8	$140.9	$225.6	$143.8

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

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
International Financial Data Services L.P.	$0.5	$1.0	$2.1	$1.7
Pershing Road Development Company, LLC	0.3	0.4	1.2	1.2
Broadway Square Partners, LLP	0.4	0.4	0.8	0.6
Other unconsolidated affiliates	(1.6)	(2.8)	(4.2)	(3.8)
Total	$(0.4)	$(1.0)	$(0.1)	$(0.3)

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

The net assets and results of operations of Capita have been included in our Condensed Consolidated Financial Statements from March 1, 2021.  The excess of fair values of the net assets over the purchase price was recorded as a gain on bargain purchase within other income, net on the Condensed Consolidated Statement of Comprehensive Income.

There are $11.2 million and $14.9 million in revenues from Capita’s operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021, respectively.

The following summarizes the preliminary allocation of the purchase price for the 2021 acquisition of Capita.  The assets and liabilities pending finalization include the valuation of acquired tangible assets and the evaluation of taxes (in millions):

Capita
Accounts receivable	$3.8
Fixed assets	0.5
Other assets	5.5
Accounts payable	(3.5)
Deferred revenue	(3.1)
Other liabilities assumed	(7.1)
Gain on bargain purchase	(3.2)
Consideration paid, net of cash acquired	$(7.1)

We recorded severance expense related to personnel reductions in connection with the continued integration efforts associated with the acquisitions of DST and Algorithmics during the six months ended June 30, 2021 and DST, Eze and Intralinks during the six months ended June 30, 2020.  The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2021 and 2020 was as follows (in millions):

	Six Months Ended June 30,
Consolidated Statements of Comprehensive Income Classification	2021	2020
Cost of software-enabled services	$14.1	$21.5
Cost of license, maintenance and other related	1.2	1.2
Total cost of revenues	15.3	22.7
Selling and marketing	1.2	1.4
Research and development	5.8	5.1
General and administrative	0.6	2.5
Total operating expenses	7.6	9.0
Total severance expense	$22.9	$31.7

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,260.9	$1,154.9	$2,503.6	$2,355.1
Net income	$191.0	$172.1	$368.3	$274.0

Note 6—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2021 is as follows (in millions):

Balance at December 31, 2020	$8,078.7
Adjustments to prior acquisitions	(0.3)
Effect of foreign currency translation	2.4
Balance at June 30, 2021	$8,080.8

Note 7—Debt

At June 30, 2021 and December 31, 2020, debt consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Senior secured credit facilities, weighted-average interest rate of 1.85% and 1.90%, respectively	$4,304.5	$4,485.9
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	11.4	10.1
Unamortized original issue discount and debt issuance costs	(45.8)	(53.6)
	6,270.1	6,442.4
Less: current portion of long-term debt	55.2	53.9
Long-term debt	$6,214.9	$6,388.5

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,304.5	$4,251.5	$4,485.9	$4,426.0
5.5% senior notes due 2027	2,000.0	2,119.4	2,000.0	2,136.0
Other indebtedness	11.4	11.5	10.1	10.2

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In August 2019, our Board of Directors authorized the repurchase of up to $500 million of our common stock on the open market or in privately negotiated transactions. In July 2020, our Board of Directors authorized the renewal and increase of our stock repurchase program, which enables us to repurchase up to $750 million in the aggregate of our outstanding common stock.  During the three and six months ended June 30, 2021, we repurchased 2.0 million and 4.7 million shares, respectively, of common stock for approximately $143.6 million and $325.0 million, respectively. During the three months ended June 30, 2020, we repurchased 0.5 million shares of common stock for approximately $27.9 million.  We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account. In July 2021, our Board of Directors authorized a stock repurchase program, which will enable us to repurchase up to $1 billion in the aggregate of our outstanding common stock.  Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board.

Dividends

We paid a quarterly cash dividend of $0.16 per share of common stock in March and June of 2021 totaling $82.1 million.  We paid a quarterly cash dividend of $0.125 per share of common stock in March and June of 2020 totaling $64.0 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consists of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(5.5)	$(192.3)	$(3.2)	$(201.0)
Net current period other comprehensive income	0.3	10.3	0.1	10.7
Balance, June 30, 2021	$(5.2)	$(182.0)	$(3.1)	$(190.3)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized (losses) gains on interest rate swaps	$(1.0)	$—	$(1.1)	$0.1	$1.2	$(0.2)	$(2.7)	$1.0
Reclassification of losses (gains) into net earnings on interest rate swaps	0.8	—	0.7	—	(0.7)	—	(1.0)	—
Net change in cash flow hedges	(0.2)	—	(0.4)	0.1	0.5	(0.2)	(3.7)	1.0
Defined Benefit Pension
Unrealized net gain on defined benefit pension plan	0.1	—	—	—	0.1	—	—	—
Net change in defined benefit pension	0.1	—	—	—	0.1	—	—	—
Foreign Currency Translation
Current period translation adjustments	3.6	(1.7)	34.6	(0.5)	9.9	0.4	(116.9)	0.3
Net cumulative translation adjustments	3.6	(1.7)	34.6	(0.5)	9.9	0.4	(116.9)	0.3
Total other comprehensive income (loss)	$3.5	$(1.7)	$34.2	$(0.4)	$10.5	$0.2	$(120.6)	$1.3

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services.  Deferred revenues are recognized as (or when) we perform under the contract.  Deferred revenues are recorded on a net basis with contract assets at the contract level.  Accordingly, as of June 30, 2021 and December 31, 2020, approximately $56.7 million and $53.9 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts.  The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $78.7 million and $181.8 million for the three and six months ended June 30, 2021, respectively.  The amount of revenues recognized in the period that was included in the opening deferred revenue balance was $79.9 million and $187.9 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, revenue of approximately $558.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $298.0 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$894.6	$837.4	$1,773.0	$1,699.5
United Kingdom	155.2	141.7	305.5	297.9
Europe (excluding United Kingdom), Middle East and Africa	85.9	59.8	155.7	122.8
Asia-Pacific and Japan	56.4	47.1	125.4	92.5
Canada	45.3	34.4	93.3	62.9
Americas, excluding United States and Canada	21.6	17.7	39.5	36.1
Total	$1,259.0	$1,138.1	$2,492.4	$2,311.7

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Software-enabled services	$1,057.1	$945.0	$2,100.5	$1,934.5
Maintenance and term licenses	166.5	163.5	329.7	323.3
Professional services	25.7	23.7	49.2	43.7
Perpetual licenses	9.7	5.9	13.0	10.2
Total	$1,259.0	$1,138.1	$2,492.4	$2,311.7

Note 10—Stock Based Compensation

Stock options, SARs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2021	2020	2021	2020
Cost of software-enabled services	$9.7	$8.7	$20.7	$17.8
Cost of license, maintenance and other related	1.4	1.3	3.1	2.6
Total cost of revenues	11.1	10.0	23.8	20.4
Selling and marketing	5.1	3.4	9.7	6.9
Research and development	3.6	2.7	7.2	5.6
General and administrative	7.9	6.0	14.8	11.7
Total operating expenses	16.6	12.1	31.7	24.2
Total stock-based compensation expense	$27.7	$22.1	$55.5	$44.6

The following table summarizes stock option and stock appreciation rights (“SARs”) activity as well as restricted stock unit (“RSUs”) activity for the six months ended June 30, 2021 (shares in millions):

	Stock Options and SARs	RSUs
Outstanding at December 31, 2020	42.7	0.2
Granted	0.7	—
Cancelled/forfeited	(0.8)	—
Vested	—	(0.2)
Exercised	(2.2)	—
Outstanding at June 30, 2021	40.4	—

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

Note 11—Income Taxes

The effective tax rate was 28.8% and 14.8% for the three months ended June 30, 2021 and 2020, respectively, and 27.4% and 16.8% for the six months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate for the three and six months ended June 30, 2021 compared to the respective prior year periods was primarily due to recognition of tax expense related to a law change in the United Kingdom, a decrease in recognition of windfall tax benefits from stock awards in the current year, and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.  In addition, the effective tax rate for the three and six months ended June 30, 2020 included recognition of a state tax benefit related to a law change.

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$189.8	$169.5	$364.7	$268.7

Shares:
Weighted-average common shares outstanding – used in calculation of basic EPS	255.7	257.0	256.4	256.1
Weighted-average common stock equivalents – stock options and restricted shares	11.9	8.8	11.4	9.6
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	267.6	265.8	267.8	265.7

Earnings per share – Basic	$0.74	$0.66	$1.42	$1.05
Earnings per share – Diluted	$0.71	$0.64	$1.36	$1.01

Stock options and SARs representing 8.7 million and 15.8 million shares were outstanding for the three and six months ended June 30, 2021, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.  Stock options and SARs representing 12.4 million and 12.3 million shares were outstanding for the three and six months ended June 30, 2020, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 13—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

A putative representative action suit was filed against DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of DST Systems, Inc. 401(k) Profit Sharing Plan (the “Plan”) and certain of DST’s present and/or former officers and directors, alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”).  On September 1, 2017, a complaint was filed purportedly on behalf of the Plan in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al., (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”).  On September 18, 2019, the United States District Court for the Southern District of New York granted a partial dismissal related to certain claims against the DST Defendants concerning the 401k portion of the Plan. On October 31, 2019, the DST Defendants filed an answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint asserting crossclaims for contribution and/or indemnification against DST. Both DST and Ruane have filed answers denying the crossclaims asserted against them. On April 10, 2020, Plaintiffs filed a motion for leave to file a third amended complaint as well as a motion to certify a class. The DST Defendants did not oppose those motions. The Court ordered supplemental briefing on Plaintiffs’ motion for class certification, which was completed on July 29, 2020. On March 8, 2021, the Court entered an order denying without prejudice Plaintiffs’ motions for leave to file a third amended complaint and for class certification, setting a new briefing schedule, and ordering that the parties address the effect, if any, on Plaintiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit Court in Cooper v. Ruane Cunniff & Goldfarb Inc. Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification on April 5, 2021. Those motions were fully briefed on May 10, 2021.  Plaintiffs’ motions for leave to file a third amended complaint and for class certification remain pending.

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

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 576 substantially similar individual demands for arbitration through July 15, 2021, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions and not putative class actions.  As of July 15, 2021, 554 demands for arbitration have been submitted to the American Arbitration Association (the “AAA”). The individual arbitrations are at various stages depending on the particular proceeding. Certain of the arbitrations have resulted in awards against DST and others have resulted in decisions finding no liability as against DST. Many of these decisions are subject to further appeal within the AAA. Certain of the arbitration proceedings have been resolved in whole or in part by settlement.

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

Note 14—Subsequent Event

On July 15, 2021 (the “Effective Date”), we entered into a joint venture with Anthem, Inc. (“Anthem”) and Humana Inc. (“Humana”), named DomaniRx, LLC (the “Joint Venture”), to develop a contemporary, cloud-native platform to support the operation of a full service benefits manager. As of the Effective Date, we held an 80.2% interest in the Joint Venture and Humana and Anthem each hold a minority interest in the Joint Venture.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Software-enabled services	84.0%	83.0%	84.3%	83.7%
License, maintenance and related	16.0%	17.0%	15.7%	16.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2021	2020		2021	2020
Software-enabled services	$1,057.1	$945.0	11.9%	$2,100.5	$1,934.5	8.6%
License, maintenance and related	201.9	193.1	4.6%	391.9	377.2	3.9%
Total revenues	$1,259.0	$1,138.1	10.6%	$2,492.4	$2,311.7	7.8%

Three Months Ended June 30, 2021 and 2020. Our revenues increased $120.9 million, or 10.6%, primarily due to an increase of $76.8 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Black Diamond, Retirement Solutions, Global Investor and Distribution Solutions, ALPS Advisors, Healthcare and virtual data room services products.  Our revenues also increased due to acquisitions, which contributed $17.8 million in revenues as well as the favorable impact from foreign currency translation of $26.3 million.  Software-enabled services revenues increased $112.1 million, or 11.9%, primarily due to an increase in organic revenues of $72.7 million, and acquisitions, which added $17.8 million in revenues, as well as the favorable impact from foreign currency translation of $21.6 million. License, maintenance and related revenues increased $8.8 million, or 4.6%, due to an increase in organic revenues of $4.1 million and the favorable impact from foreign currency translation of $4.7 million.

Six Months Ended June 30, 2021 and 2020 Our revenues increased $180.7 million, or 7.8%, primarily due to an increase of $101.9 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Black Diamond, Retirement Solutions, Global Investor and Distribution Solutions, ALPS Advisors, Healthcare and virtual data room services products.  Our revenues also increased due to acquisitions, which added $36.4 million in revenues, as well as the favorable impact from foreign currency translation of $42.4 million. Software-enabled services revenue increased $166.0 million, or 8.6%, primarily due to an increase in organic revenues of $94.9 million, and acquisitions, which added $36.4 million, as well as the favorable impact from foreign currency translation of $34.7 million. License, maintenance and related revenues increased $14.7 million, or 3.9%, due to an increase in organic revenues of $7.0 million and the favorable impact from foreign currency translation of $7.7 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of software-enabled services	55.1%	58.2%	56.1%	58.6%
Cost of license, maintenance and related	40.2%	39.8%	40.8%	42.2%
Total cost of revenues	52.7%	55.1%	53.7%	55.9%
Gross margin percentage	47.3%	44.9%	46.3%	44.1%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2021	2020		2021	2020
Cost of software-enabled services	$582.8	$549.9	6.0%	$1,178.3	$1,133.4	4.0%
Cost of license, maintenance and related	81.2	76.9	5.6%	160.0	159.0	0.6%
Total cost of revenues	$664.0	$626.8	5.9%	$1,338.3	$1,292.4	3.6%

Three Months Ended June 30, 2021 and 2020. Our total cost of revenues increased by $37.2 million, or 5.9%, primarily due to the unfavorable impact from foreign currency translation of $16.4 million, as well as acquisitions, which added $12.6 million in costs.  Total costs of revenue, excluding the impact of acquisitions and foreign currency translation, increased by $8.2 million to support organic revenue growth. Cost of software-enabled services revenues increased $32.9 million, or 6.0%, primarily due the unfavorable impact from foreign currency translation of $14.1 million, as well as acquisitions, which added $12.6 million in costs, and an increase in organic costs of $6.2 million. Cost of license, maintenance and related revenues increased $4.3 million, or 5.6%, primarily due to the unfavorable impact from foreign currency translation of $2.3 million and an increase in organic costs of $2.0 million.

Six Months Ended June 30, 2021 and 2020. Our total cost of revenues increased by $45.9 million, or 3.6%, primarily due to the unfavorable impact from foreign currency translation of $26.8 million, as well as acquisitions, which added $26.0 million in costs.  Total costs of revenue, excluding the impact of acquisitions and foreign currency translation, decreased by $6.9 million, primarily due to a decrease in costs such as travel, entertainment, out-of-pocket expenses and depreciation and amortization.  These decreases were partially offset by an increase in costs to support organic revenue growth and an increase in severance expense related to personnel reductions in connection with continued integration efforts within our recently acquired businesses.  Cost of software-enabled services revenues increased $44.9 million, or 4.0%, primarily due to acquisitions, which added $25.8 million in costs, as well as the unfavorable impact from foreign currency translation of $22.8 million, partially offset by the decrease in organic cost of revenues of $3.7 million. Cost of license, maintenance and related revenues increased $1.0 million, or 0.6% primarily due to the unfavorable impact from foreign currency translation of $4.0 million, as well as acquisitions, which added $0.2 million, partially offset by the decrease in organic cost of license, maintenance and related revenues of $3.2 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling and marketing	7.8%	7.4%	7.5%	7.6%
Research and development	8.0%	8.5%	8.4%	8.7%
General and administrative	6.6%	7.8%	7.1%	7.9%
Total operating expenses	22.4%	23.7%	23.0%	24.2%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2021	2020		2021	2020
Selling and marketing	$97.7	$84.3	15.9%	$189.7	$175.7	8.0%
Research and development	100.8	96.8	4.1%	208.7	201.7	3.5%
General and administrative	83.6	88.9	(6.0)%	173.7	181.8	(4.5)%
Total operating expenses	$282.1	$270.0	4.5%	$572.1	$559.2	2.3%

Three Months Ended June 30, 2021 and 2020. Operating expenses increased $12.1 million, or 4.5%, primarily due to the unfavorable impact from foreign currency translation of $8.2 million, as well as acquisitions, which added $2.8 million in expenses, and an increase in organic operating expenses of $1.1 million.

Six Months Ended June 30, 2021 and 2020. Operating expenses increased $12.9 million, or 2.3%, primarily due the unfavorable impact from foreign currency translation of $14.1 million, as well as acquisitions, which added $8.1 million in expenses.  Total operating expenses, excluding the impact of acquisitions and foreign currency translation, decreased by $9.3 million primarily due to decreases in expenses such as travel and entertainment and amortization of intangible assets, partially offset by an increase in severance expense related to personnel reductions in connection with continued integration efforts within our recently acquired businesses.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $51.0 million and $102.4 million for the three and six months ended June 30, 2021, respectively compared to $60.5 million and $137.9 million for the three and six months ended June 30, 2020, respectively.   The decrease in interest expense, net for 2021 as compared to 2020 relates primarily to lower average interest rates and lower average debt balances.  These facilities are discussed further in “Liquidity and Capital Resources”.

Other income, net. We had other income, net of $6.5 million and $24.5 million for the three and six months ended June 30, 2021, respectively.  During the three and six months ended June 30, 2021, other income, net included investment gains of $3.6 million and $17.3 million, respectively, and dividend income of $0.4 million and $8.9 million, respectively.  The remaining portion of other income, net consisted primarily of foreign currency translation gains and losses.  We had other income, net of $19.0 million and $3.7 million for the three and six months ended June 30, 2020, respectively.  During the three and six months ended June 30, 2020, other income, net included investment gains of $16.8 million and $5.5 million, respectively.  The remaining portion of other income, net consisted primarily of foreign currency transaction gains and losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $(0.4) million and $(0.1) million for the three and six months ended June 30, 2021, respectively, compared to $(1.0) million and $(0.3) million for the three and six months ended June 30, 2020, respectively.

(Loss) gain on extinguishment of debt. In the three and six months ended June 30, 2021, we made additional principal payments on our term loans prior to their scheduled maturity, which resulted in a loss on extinguishment of debt of $1.5 million and $1.8 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount. We recorded a $2.6 million loss on extinguishment of debt in the six months ended June 30, 2020 primarily related to the amendment to our senior secured credit agreement.  The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to the senior secured credit agreement for amounts accounted for as a debt extinguishment, as well as new financing fees related to amounts accounted for as a debt modification.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$76.7	$29.5	$137.5	$54.3
Effective tax rate	28.8%	14.8%	27.4%	16.8%

Our effective tax rates for the three and six months ended June 30, 2021 and 2020 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards.  The change in the effective tax rate for the three months ended June 30, 2021 compared to the prior year was primarily due to recognition of tax expense related to a law change in the United Kingdom and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.  The change in the effective tax rate for the six months ended June 30, 2021 compared to the prior year was primarily due to recognition of tax expense related to a law change in the United Kingdom, decreased recognition of windfall tax benefits from stock awards and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdiction.  In addition, the effective tax rate for the three and six months ended June 30, 2020 included recognition of a state tax benefit related to a law change.  While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the U.K. and India, where we anticipate the statutory tax rates to be 19.0% and, on a blended basis, approximately 31.0%, respectively, in 2021.  A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

During the six months ended June 30, 2021, we paid quarterly cash dividends of $0.16 per share of common stock for each quarter totaling $82.1 million in the aggregate.  During the six months ended June 30, 2020, we paid quarterly cash dividends of $0.125 per share of common stock for each quarter totaling $64.0 million in the aggregate.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,921.3 million of client funds obligations at June 30, 2021.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash provided by (used in):	2021	2020	Change From Prior Year
Operating activities	$562.3	$555.7	$6.6
Investing activities	(17.9)	(168.1)	150.2
Financing activities	1,175.8	(1,221.1)	2,396.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.6)	(5.4)	3.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,718.6	$(838.9)	$2,557.5

2021 versus 2020

Net cash provided by operating activities was $562.3 million for the six months ended June 30, 2021.  Cash provided by operating activities primarily resulted from net income of $364.7 million adjusted for non-cash items of $346.4 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $148.8 million.  The changes in our working capital accounts were driven by a decrease in accrued expenses, an increase in accounts receivable, an increase in prepaid expenses and other assets, a decrease in deferred revenue, an increase in contract assets and a decrease in accounts payable, partially offset by changes in income taxes prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2021.  The increase in accounts receivable was primarily due to an increase in days’ sales outstanding. The increase in prepaid expenses and other assets was primarily due to the timing of payments. The decrease in deferred revenue was primarily due to the recognition of revenue associated with multi-year license agreements where we received payment in 2020 as well as the revenue associated with annual maintenance fees.  The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.

Investing activities used net cash of $17.9 million for the six months ended June 30, 2021, primarily related to $42.1 million in capitalized software development costs, $17.6 million in capital expenditures and $10.0 million in investments in securities, partially offset by proceeds from sales and maturities of investments of $38.9 million, net cash acquired for business acquisitions of $7.3 million and the collection of other non-current receivables of $5.6 million.

Financing activities provided net cash of $1,175.8 million for the six months ended June 30, 2021, primarily representing a net increase in client funds obligations of $1,682.7 million and proceeds of $88.9 million from stock option exercises.  These proceeds were partially offset by $325.0 million of purchases of common stock for treasury, net repayments of debt of $183.1 million, $82.1 million in quarterly dividends paid and $5.6 million in withholding taxes paid related to equity award net share settlements.

2020 versus 2019

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, were $950.5 million at June 30, 2020, a decrease of $838.9 million from $1,789.4 million at December 31, 2019.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2021, we held approximately $141.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At June 30, 2021, we held approximately $106.9 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

As of June 30, 2021, there was $1,451.5 million in principal amount outstanding under the Term B-3 Loan, $1,102.8 million in principal amount outstanding under the Term B-4 Loan and $1,750.2 million in principal amount outstanding under the Term B-5 Loan.  In addition, the amended senior secured credit facility has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $246.2 million was available as of June 30, 2021.  The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $3.8 million was utilized as of June 30, 2021.

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

As of June 30, 2021, there was $2,000.0 million in principal amount of Senior Notes outstanding.

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

The following is a reconciliation of net income to Consolidated EBITDA as defined in our amended senior secured credit facility.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2021	2020	2021	2020	2021
Net income	$189.8	$169.5	$364.7	$268.7	$721.2
Interest expense, net	51.0	60.5	102.4	137.9	210.5
Provision for income taxes	76.7	29.5	137.5	54.3	233.8
Depreciation and amortization	165.8	179.4	335.3	364.1	696.4
EBITDA	483.3	438.9	939.9	825.0	1,861.9
Stock-based compensation	27.7	22.1	55.5	44.6	98.7
Acquired EBITDA and cost savings (1)	—	0.5	1.3	2.3	2.8
Non-cash portion of straight-line rent expense	(0.5)	(0.2)	(0.7)	(0.3)	(0.6)
Loss (gain) on extinguishment of debt, net	1.5	(0.2)	1.8	2.6	3.3
Equity in earnings of unconsolidated affiliates, net	0.4	1.0	0.1	0.3	1.3
Purchase accounting adjustments (2)	1.6	1.8	3.2	3.6	6.5
ASC 606 adoption impact	0.2	0.7	0.4	2.9	2.6
Other (3)	(3.1)	(15.7)	2.8	33.2	(28.6)
Consolidated EBITDA	$511.1	$448.9	$1,004.3	$914.2	$1,947.9

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of June 30, 2021 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.09x

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients.  The balances maintained in the bank accounts will fluctuate.  For the six months ended June 30, 2021, we had average daily cash balances of approximately $2,456.5 million maintained in such accounts.  We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.5 million of net income, net of income taxes, on an annual basis.  The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At June 30, 2021, we had total variable interest rate debt of approximately $4,304.5 million. As of June 30, 2021, a 1% increase in interest rates would result in an increase in interest expense of approximately $43.0 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.  The fair value of our investments that are subject to equity price risk as of June 30, 2021 was approximately $67.2 million. The impact of a 10% change in fair value of these investments would have been approximately $5.0 million to net income, net of income taxes.  Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2021, approximately 29% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These amounts were not material for the six months ended June 30, 2021. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the second quarter of 2021 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
April 1, 2021 – April 30, 2021	—	$—	—	$280.5
May 1, 2021 – May 31, 2021	1.2	$73.71	1.2	$191.7
June 1, 2021 – June 30, 2021	0.8	$73.01	0.8	$137.0
Total	2.0		2.0
(1)	Information is based on trade dates of repurchase transactions.
(2)	Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program

(3)

Share repurchases were made pursuant to our Common Stock Repurchase Program authorized by our Board of Directors in July 2020.  The program allowed for the purchase of up to $750 million of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases through July 2021. In July 2021, our Board of Directors authorized a stock repurchase program which enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock. Our authority to repurchase shares under the renewed program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Limited Liability Company Agreement of DomaniRx, LLC. *
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: August 4, 2021