Form 10-K
period 2021-12-31
SS&C Technologies Holdings Inc
filed 2022-02-25
CIK 1402436

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was $16,086,726,152 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 256,399,274 shares of the registrant’s common stock outstanding as of February 17, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2021

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance, underlying assumptions, and other statements that are other than statements of historical facts. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Such statements reflect management’s best judgment based on factors currently known but are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the state of the economy and the financial services industry and other industries in which our clients operate, our ability to realize anticipated benefits from our acquisitions, the effect of customer consolidation on demand for our products and services, the increasing focus of our business on the hedge fund industry, the variability of revenue as a result of activity in the securities markets, our ability to retain and attract clients, fluctuations in customer demand for our products and services, the intensity of competition with respect to our products and services, our exposure to litigation and other claims, terrorist activities and other catastrophic events, disruptions, attacks or failures affecting our software-enabled services, risks associated with our foreign operations, privacy concerns relating to the collection and storage of personal information, evolving regulations and increased scrutiny from regulators, our ability to protect intellectual property assets and litigation regarding intellectual property rights, delays in product development, investment decisions concerning cash balances, regulatory and tax risks, risks associated with our joint ventures, changes in accounting standards, risks related to our substantial indebtedness, and the market price of our stock prevailing from time to time. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date on which they are made and, except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ALGO, ALGO CREDIT, ALGO MARKET, ALGO ONE, ALGO RISK, ALGORITHMICS, ADVENT REVENUE CENTER, ADVISORWARE, ALL-STAR FUNDS, ALPS, AWD, AXYS, BENEFIX, BLACK DIAMOND, DBC, DST, DST SYSTEMS, ECLIPSE, EZE, EZE CASTLE, EZE ECLIPSE, FAN, FAN MAIL, FIXLINK, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX, GOREC, GORISK, INTRALINKS, KNOW YOUR RISK, LIBERTY ALL-STAR FUNDS, MARGINMAN, MARK-TO-FUTURE, MAXIMIS, MOXY, PACER, PAGES, PAS, PORTIA, PORTPRO, REALTICK, RECON, ROLLOVER CENTRAL, RISKWATCH, RXFOCUS, SKYLINE, SS&C, SS&C SINGULARITY, SYNCOVA, SYLVAN, TA2000, TAMALE, TAMALE RMS, TRAC, TRADETHRU, TRADEWARE, VISION, WALLETSHARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks other than those referred to in this annual report.

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

Founded in 1986 and headquartered in Windsor, Connecticut, the Company is home to 24,000+ employees and has 125 offices in 94 cities globally. With 20,000 clients spanning the health and financial services industries, our customers’ needs and requirements are always at the forefront of our strategy. We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand cloud solutions that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to deliver comprehensive fund administration services to alternative and traditional asset managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide clients with targeted, blended solutions based on a combination of software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

We also serve the healthcare industry through our SS&C Health services and technology enabled business. The core purpose of our health business is to enable our clients to provide better health services, including improved quality, cost, experience and outcomes to their members. We do this by applying modern technology to medical and pharmacy claims processing, data and analytics and simplifying and improving the experience for our client users and their members. SS&C Health’s chosen market segments are Health Plans and pharmacy benefit managers, specifically, those who serve government-funded member segments and those who are seeking alternatives to the big three integrated health plans. As a total health partner, our suite of solutions spans across health plan operations. These options include core claims processing, operational software and high value applications for Value-Based Payment, Encounters, Risk-Adjustment and Total Cost management. Unique in the market, we are prepared to support our clients in their transition to interoperability: storing, securely transporting and leveraging claims and clinical information to drive value for their clients and members. These solutions enable us to serve a large population of payer clients across the market segments.

Our business model is characterized by high revenue retention rates and significant cash flow. We generate revenues primarily through our high-value software-enabled services. Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. Pricing in our software-enabled services businesses scales based on several factors which can include our clients’ assets under management, the complexity of asset classes managed, the number of accounts serviced, the volume of transactions, trading volume, medical claims and pharmacy claims volume and the level of service the client requires. We have experienced average revenue retention rates in each of the last five years of greater than 95% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates.

We generated revenues of $5,051.0 million for the year ended December 31, 2021 as compared to revenues of $4,667.9 million for the year ended December 31, 2020. In 2021, we generated 76% of our revenues from clients in North America and 24% from clients outside North America. Our revenues are highly diversified, with our largest client in 2021 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

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
●
Diversification of business lines, product proliferation and complexity. As investment managers look to grow through diversified offerings (alternatives, real assets, and private equity) in global markets, they need their technology investments and servicing partners to be long-lived and deliver a return on their investment for different types of businesses models. Our scalable solutions empower client growth while diversifying their product offering. Our customers' business models and product offerings are becoming increasingly complex. We aim to simplify organizations where possible and make continuous improvements to our systems to handle complexity.
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
●
Focus on digital transformation. Evaluating the implications of new technologies is a challenge for our clients. By combining institutional-grade quality with cutting-edge technology, we help apply the right solutions to help grow our client’s business more efficiently. Many of our clients are faced with internal digital transformation projects or external threats from emerging tech disrupter competition. As a result, clients invest in new technology to help expand profit margins and offer new products. In addition, new technology incorporating artificial intelligence (“AI”), including machine learning and Robotic Process Automation (“RPA”), is gaining traction in the financial technology industry. These next-generation tools will increase efficiency and reduce errors without human intervention. Overall, we continue to see increasing migration to the cloud to achieve operational scalability and lower fixed costs.
●
Increased demands for transparency, efficiency, and risk management in financial services. Firms continue to focus on operational risk, resulting from discoveries of fraud and mismanagement during the 2008-2009 U.S. financial crisis and concerns regarding transparency and counterparty exposure. This continued focus has led investment management firms to strive to provide investment data accurately, institutionalize investment operations and automate their investment process. On the wealth management and advisory sides of our business, we have further evolved the relationship between the end client and a firm, with investors demanding transparency and a customized client experience. In addition, we expect wealth managers to become familiar with their clients’ preferences for account access and communication and cater to them. Finally, institutional and individual investors, faced with increasingly competitive low-fee and automated options, push investment managers for greater efficiencies and lower fees.

●
Transformation of healthcare industry’s business model. The 2010s saw the lowest decade of population growth in U.S. history, with nearly 17% of the population reaching age 65+ in 2020 compared to 13% in 2010 with average healthcare spending rates nearly three times that of a working-age person. As the national healthcare expenditure reached $3.8 trillion (over $11,500 per person), with $1.4 trillion coming from government programs, there is a continued increase of regulatory oversight, shifting economic models, and new pricing transparency rules to improve price transparency and cost containment. In addition, the pandemic caused shifts in care delivery to virtual care, telehealth, self-management, aging in place and a remote workforce which we expect to continue. We believe there will be an increased need for population health management and acceleration of innovation through these shifts. With federally-mandated data interoperability and the convergence of administrative and clinical data, an influx of artificial intelligence, more stringent controls in cloud-first solutions, cybersecurity and consumer-directed access to electronic health information is mission-critical. The rapid transformation and market expectations are creating an ongoing need for industry expertise and outsourcing, contributing to opportunity.

Competitive Strengths

The following are the core strengths that we believe enable us to differentiate ourselves in the markets we serve:

Enhanced capability through software ownership.

We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Because we primarily use our proprietary software to execute our software-enabled services and generally own and control our products’ source code, we can quickly enable continuous updates in a highly scalable, reliable and secure manner. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not offer a comparable model and therefore do not have the same level of hands-on experience with their products.

Global industry leader with a strong market position focused on software and software-enabled services for financial services.

We are a global business providing a broad portfolio of software products and software-enabled services and have approximately 125 offices worldwide. As of December 31, 2021, we had over 22,000 development, service and support professionals with significant expertise across the industries we serve and deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

Trusted provider to our highly diversified and growing client base.

By providing mission-critical, reliable software products and services for over 35 years, we have developed a large and growing installed base within the financial services industry. Our clients include some of the largest and most well-recognized financial services firms. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at a lower cost.

Largest independent alternative fund administration services provider and mutual fund transfer agent.

The third-party service providers participating in the alternative investment market include fund managers, auditors, fund administrators, attorneys, custodians and prime brokers. Each provider performs a valuable function to provide transparency of the fund’s assets and the valuation of those assets. However, conflicts of interest may arise when the above parties offer more than one of these services. The industry is increasingly recognizing these conflicts and, as a result, seeking independent fund administrators such as SS&C.

SS&C is currently the largest fund administrator for alternative investment managers, including hedge funds, private equity, real assets and fund of funds. We are the largest third-party mutual fund transfer agent. Through our Global Investor and Distribution Solutions (“GIDS”) business, we deliver global transfer agency and investor servicing powered by a single global servicing platform. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, enabling providers to lower risk and improve client service. Our highly tenured staff of industry experts allow us to deliver consistent service excellence to the asset management customers we service. We are operating our proprietary software to provide these services, ensuring all aspects of our offering are optimized to deliver cost-effective, accurate solutions.

As a publicly-traded company, our clients and prospects have access to our 10-Qs and 10-Ks filed with the SEC, giving them transparency into our overall financial strength.

Data center ownership and SS&C private cloud

SS&C owns and operates a global data center footprint to ensure high uptime and regional service delivery for our customers. Our facilities are strategically placed for regional customers and highly scalable. The SS&C Private Cloud delivers our software with very high throughput. Our goal is to manage the infrastructure end-to-end and to limit third-party reliance outside of our control.

Experienced management team with strong integrating and operating track record.

Our senior management team has a track record of operational excellence, an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 59 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. In addition, all of our senior executives are compensated based on our financial success.

Business Strategies

Our strategy is to continue to deliver compelling solutions and value propositions to our customers in the financial services and healthcare industries. The following are key elements to our strategy for achieving this objective:

Build upon and extend our leadership position in software and software-enabled services in the financial services industry.

Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, investing in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry.

Our internal product development team works closely with marketing, sales and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products cost-effectively by leveraging common components across product families. As a result, we believe that we enjoy a competitive advantage because we can address the needs of high-end clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate functions for improved productivity, compliance, reduced manual intervention and bottom-line savings.

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world. Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally. We believe we can grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of mission-critical outsourcing operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. We also believe we have an opportunity to expand our footprint within existing clients. We will continue to focus on cross-selling our products and bundling solutions. Our software-enabled services revenues increased from $3,869.2 million for the year ended December 31, 2019 to $4,256.1 million for the year ended December 31, 2021.

Capitalize on longer-term secular growth trends in financial services and healthcare industries.

With our global footprint and best-in-class product offerings, we aim to capture a significant share of the IT spend of alternative asset, institutional and retail asset managers, wealth managers and the healthcare industry through leveraging the deeply embedded service offering we provide and outdistancing the competition. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services and motivate clients to develop infrastructure and research management processes to mitigate regulatory exposure. We plan to benefit from the growing software spend in the increasingly complex and more highly regulated financial services and healthcare landscape.

Continue to capitalize on acquisitions of complementary businesses and technologies.

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 59 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have improved the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2021, we generated 24% of our revenues from clients outside North America. We are building our international operations to increase our sales outside North America. We plan to continue to expand our global market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in the Asia Pacific region due to recent acquisitions. Over the last three years, revenue from the Asia Pacific region has increased 9.8% to $228.0 million. We believe this region presents a compelling growth opportunity.

Increase profitability through margin expansion.

We expect to drive increased margins by delivering innovative end-to-end solutions that provide significant value to customers and warrant premium pricing. We have a significant scale with best-in-class solutions and software-enabled services across the delivery spectrum, which, we believe, combined with a diversified service offering and client base, drives stable revenues and increased operating leverage. In addition, our operating flexibility allows us to scale our costs based on client demands. We can also increase our margins by implementing more technology in our services business, including automating traditionally manual accounting functions.

Along with the productivity improvements mentioned above, and as a result of COVID-19 and SS&C's flexible working policy, we believe we can reduce our real estate footprint and related costs over the medium term.

Our Acquisitions

As mentioned above, we intend to employ a highly disciplined and focused acquisition strategy. Our past acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. New products and services have also enabled us to market other products and services to acquired client bases. In addition, we believe our acquisitions have been an extension of our research and development effort and have enabled us to add to our product and service offerings without incurring the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 59 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve our acquired businesses’ operating performance and profitability. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and eliminating redundant administrative tasks and research and development expenses. In many cases, we have also increased revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Based on our experience, we believe numerous solution providers address highly particularized financial services needs or provide specialized services that would meet our disciplined acquisition criteria.

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

Software-enabled Services

•
SS&C GlobeOp – Named “Best Global Hedge Fund and Private Equity Fund Administrator” of 2021 by Global Custodian, SS&C GlobeOp serves a worldwide clientele of hedge funds, private equity funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $2.2 trillion in assets under administration. SS&C provides a full suite of comprehensive capabilities, including but not limited to: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services and automated support of post-trade activities. In addition, under SS&C GlobeOp, SS&C Direct provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts.
•
Global Investor and Distribution Solutions (“GIDS”)– Utilizing proprietary software applications, GIDS delivers global transfer agency and investor servicing powered by a single global servicing platform. The platform provides investors, advisers, and asset managers’ unique data-driven operational insights, real-time transparent oversight, intelligent automation and state-of-the-art digital tools. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. In addition, GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, enabling providers to lower risk and improve client service. Services include anti-money laundering and fraud detection, blue sky administration and reporting, event center services, reconciliation, remittance, registered fund services and trade monitoring/surveillance.
•
SS&C Retirement Solutions – SS&C’s retirement solutions business provides technology, administration, and record-keeping processes on TRAC’s end-to-end digital platform. SS&C supports organizations that represent more than 12 million participants and approximately 400,000 plan sponsors. Our digital retirement solutions help financial services providers drive more efficient processes, move critical yet cumbersome procedures online, and implement a flexible platform for growth. Services include outsourced recordkeeping and call center operations, SaaS recordkeeping, rollover and income portability, retirement intelligence, advisor practice management, personalized education and financial wellness. The UK and Australian markets include pensions and actuarial services, superannuation and transfer value analysis.
•
Black Diamond Wealth Platform – Black Diamond offers independent advisors, wealth managers, independent broker-dealers (“IBDs”) and aggregators an innovative and dynamic portfolio management and reporting solution delivered through an easy-to-use, feature-rich web-based application. As a cloud-based product offering, advisors can access Black Diamond's customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back-office functions.
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
•
Advent Data Solutions – Advent Data Solutions consists of various data offerings provided to clients in an automated manner and format.
o
Advent Custodial Data provides account-level information from a firm’s custodian(s) through a single, secure connection to a data network managed by Advent. Using Advent Custodial Data, firms can reconcile positions, transactions and cash activity on an exceptions-only basis, or firms can post data directly into their portfolio accounting system.
o
Advent Corporate Actions delivers reports on all corporate actions affecting clients’ portfolios and provides staff with reliable transaction instructions.
o
Advent Portfolio Data extends the delivery of account-level data for reconciliation and other workflows from global custodians and counterparties.
o
Advent Market Data is a single, cloud-based platform with connectivity to several leading global market data sources, allowing clients to acquire critical data for managing portfolios.

•
ALPS Advisors – ALPS is a comprehensive suite of asset servicing, distribution solutions and asset management for open-end mutual funds, closed-end funds, exchange-traded funds and alternative investment funds. Focusing on the needs of small- to medium-sized funds that require a broad set of customizable services, we provide compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration, transfer agency and asset management services. Our distribution services range from consulting to active wholesaling and marketing, including closed-end funds initial public offering launch platform services. We also offer products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. We serve as the asset manager to proprietary open-end mutual funds, closed-end funds and exchange-traded funds through active management and the utilization of sub-advisors and index providers. Additionally, we offer data analytics and consulting services in the U.S. to help our clients gain actionable insights into the needs and preferences of their customers.
•
Virtual Data Rooms (Intralinks) – Intralinks Virtual Data Rooms (“VDRs”), are designed for mergers and acquisitions (M&A), alternative investments and capital markets communities. The Intralinks VDR is a rich SaaS application providing a secure, customizable environment for deal makers to exchange sensitive documents and information. Within M&A, the VDR is primarily used for sharing content during due diligence. For alternative investments, VDRs are used to facilitate fundraising and fund reporting. Customers working in debt capital markets use VDRs for managing the lifecycle of financing deals.
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
▪
DomaniRx - Domani Rx, LLC, our joint venture with Humana and Anthem, to create a new cloud-native, API-driven claims adjudication platform. The goal of the venture is to arm healthcare organizations with end-to-end transparency and data analytics to help them keep up with an ever-changing regulatory environment. DomaniRx’s claims adjudication platform will leverage SS&C’s technology capabilities and reside on SS&C’s private cloud. The result will be a single cloud-native user experience with proven scalability, resiliency and best-in-class transactional processing capabilities.

o
Healthcare Administration – We use our proprietary software applications to provide medical claim administration services and health plan compliance and revenue integrity services for payers and providers in the domestic healthcare industry. Healthcare administration services are offered on a software license, remote and business process outsourcing (“BPO”) basis. Combined with our health outcomes optimization solutions described below, our solutions are offered as stand-alone component solutions to complement health plans, existing operations or systems, or as an integrated core administration package of solutions.

o
Health Outcomes Optimization – We provide health outcomes optimization solutions through our integrated care management and population health analytics applications and professional services for health plans and providers in the domestic healthcare industry. Our Integrated Care Management solution is a real-time, intuitive, workflow-driven solution suite that assists clients to improve member outcomes and manage costs. In addition to our proprietary systems, we are the exclusive distributor of Johns Hopkins’ Adjusted Clinical Groups (“ACG”), a patient classification system developed by Johns Hopkins University. The ACG System is a software tool that provides health plans to quickly identify their at-risk population and stratify them into the optimal care management program.

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

o
Geneva – Geneva is a global portfolio management platform designed to meet the real-time needs of global asset managers, hedge funds, prime brokers, fund administrators, private equity firms and family offices worldwide. Geneva integrates all phases of the investment management process – portfolio management, reconciliation, light trade capture and risk capabilities. In addition, its “main memory” database offers more accurate and flexible reporting and eliminates batch processing and time-consuming error corrections. As a result, Geneva enables firms to grow into new markets, deliver greater operational efficiencies, enhance investor service, process high trade volumes across multiple securities, improve compliance and security and lower operating costs and risks.

o
Advent Portfolio Exchange – Advent Portfolio Exchange (“APX”) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide, which integrates the front-office functions of prospecting, marketing, customer relationship management and internal business management with the back-office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage high-net-worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging and performance analytics. APX can be deployed locally as well as hosted in the cloud.

o
Axys – Axys is a turnkey portfolio management and reporting system for small to mid-size investment management organizations. Axys provides investment professionals with broad portfolio accounting functionality on various investment instruments, including equities, fixed income, mutual funds and cash. By using Axys, clients have a timely decision support tool with immediate access to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other data including performance measurement and flexible reporting.
o
SS&C Singularity – Our first intelligent investment operations, accounting and analytics system – a cloud-based solution designed to support the operating model of financial institutions. Singularity uses artificial intelligence, machine learning, robotic process automation, intelligent workflow optimization and advanced predictive analytics to drive significant cost savings and continuous operational improvements for our clients.

o
Global Wealth Platform (“GWP”) – GWP is our comprehensive, cloud-based solution that enables wealth managers to manage the entire investment process on a single platform, leveraging a single database. GWP bridges the front-, middle-, and back-offices and ensures data consistency across all phases of the investment process. This solution simplifies the management of complex investment strategies with the support of all asset classes and multi-currency capabilities in one system. In addition, automation and integration eliminate offline workarounds and manual processes.

o
Aloha – Aloha is an all-new investment operations platform that provides extensive asset class and functional support across the front-, middle-, and back-office. Built natively for the cloud with advanced technology, Aloha features an innovative user experience, actionable monitors, notifications and alerts infused with AI. Smart, innovative technologies matched with deep functionality streamlines clients businesses and provides users with critical business intelligence via machine learning, workflow engine and KPI and system health monitoring.

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
o
PORTIA – PORTIA is a comprehensive, middle-to-back office investment operations platform encompassing portfolio accounting, fund accounting, performance measurement and attribution, reconciliation and client reporting for your global assets. Firms of all types worldwide rely on PORTIA to track day-to-day portfolio activity, with visibility across all transactions and positions. Its modular design and open architecture allow for high customization and easy integration with other systems. PORTIA can be installed on-premise, hosted in the cloud or fully outsourced to reduce clients IT footprint and overhead with flexible deployment operations.
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
o
InnoTrust – InnoTrust supports the accounting and reporting needs of trust companies, banks, private banks, retirement plan administrators, and others that need to control, account for and report on assets held in trust, wealth and retirement accounts. InnoTrust is web services/API enabled and provides a full suite of portfolio management tools including rebalancing, trade blotters, trade order management and integrated performance reporting.
•
Portfolio Management Software
o
Eze Eclipse – Eze Eclipse is a cloud-native front-to-back investment management platform, designed to streamline trading operations, optimize efficiency and minimize the total cost of ownership for investment managers. Eze Eclipse allows our clients to trade efficiently with optimized order routing, pre-defined allocation schemes, on-the-fly allocation tools and critical data summaries effortlessly reconcile positions, cash and transactions to third parties.
o
Performance and Performance Attribution (Sylvan, Insight) – SS&C’s performance measurement, attribution and composite management platforms streamline the calculation and reporting of performance while enabling our clients to analyze the sources of return. It supports multiple attribution methodologies, customized benchmarking and composite management. We provide full support for industry-mandated GIPS performance reporting standards.
o
Reporting (Vision FI) – SS&C Vision FI (Financial Insights) is a comprehensive, end-to-end solution for designing, producing and distributing client communications. It enables financial organizations to create high-quality reports in a matter of minutes. In addition, the system enables our customers to deliver information to clients through their preferred channels, whether print, email or online through a customizable portal.
o
Reconciliation (Recon, Verify) – SS&C’s Verify is a highly scalable reconciliation and exception management system that gives our customers more control over the accounting lifecycle, including account, cash and position reconciliations. With data translation, rules-based matching and superior investigative tools, our Recon and Verify solutions streamlines operational efficiency delivering full visibility into cash, holdings, transactions, trial balances and security masters.
•
Trading Software
o
Order Management (Moxy, Eze OMS) – SS&C’s trade order management systems provide centralized platforms for making and managing trade order decisions quickly and confidently. The platforms have built-in connectivity between asset managers and multiple brokers, counterparties, custodians and trading venues, giving our clients control and visibility across the entire trading process, from asset allocation to settlement.
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

•
Digital Process Automation
o
SS&C Chorus – Chorus is our digital process automation product suite, encompassing intelligent automation, business process management, content management, case management, outbound communications and a low code development platform. Chorus is deployed globally in many industries, including asset management, life insurance, variable annuities, healthcare, property and casualty insurance, banking and wealth management. The value proposition combines the core software with our global professional services organization and secure private cloud application hosting.
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
•
Research, Analytics, Risk and Training
o
Algorithmics - Algorithmics’ cloud-based solutions deliver risk analytics to address the impact of business and regulatory changes. The solutions, including counterparty credit risk, financial risk APIs, risk for insurance and work space analyzer, along with others, address market, credit and liquidity risk and capital management.
o
Tamale RMS – Tamale RMS is a purpose-built research management solution, enabling investment analysts and portfolio managers to organize an escalating volume of research data and apply it more effectively in due diligence. It is a centralized repository for capturing, managing and sharing every piece of research received or created.
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
o
Learning Institute – The SS&C Learning Institute is an education, training and research organization dedicated to enriching investment management professionals and those seeking careers in financial services. Our digital library, instructor-led classes and blended programs are used by many of the world’s leading wealth management firms, investment banks, insurance companies, hedge funds, commercial banks and other asset management companies. In addition, the SS&C Learning Institute offers customized learning paths to enhance the business and finance programs of colleges and universities.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. In addition, our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry. They include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2021, revenues from professional services represented 2% of total revenues.

Product support

We believe a close and active service and support relationship is vital to enhancing client satisfaction and furnishes an essential source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to answer questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours and additional hours are available during peak periods. We distribute content-rich, periodic blogs and thought leadership targeted at clients and prospects in each of our vertical and geographic markets. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, SS&C Learning Institute, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services and healthcare industries.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis. Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized financial services and healthcare firms. During the year ended December 31, 2021, our top 10 clients represented approximately 15% of total revenues, with no single client accounting for more than 5% of total revenues.

Sales and Marketing

We believe a direct sales organization is essential in successfully implementing our business strategy, given the complexity and importance of the operations and information managed by our products, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. Our dedicated direct sales and support personnel are located in various sales offices worldwide and routinely undergo product and sales training. We also use telemarketing to support sales of our real estate property management products and work through alliance partners that sell our software-enabled services to their correspondent banking clients.

Our marketing personnel has extensive experience in marketing to the financial services and healthcare industries. They are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. In addition, our marketing activities focus on cost-effective means of reaching current and potential clients, including:

●
Providing content-rich, periodic blogs and thought leadership targeted at clients and prospects in each of our vertical and geographic markets;
●
publishing and distributing thought leadership white papers or articles to appropriate press outlets;
●
hosting regular product-focused webinars;
●
sponsoring virtual and physical seminars and events, speaking engagements and symposiums; and
●
delivering digital, integrated marketing programs.

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

Product Development and Engineering

We seek to introduce new products and regularly offer product innovation to maintain our competitive advantage. We use multidisciplinary teams of highly trained personnel to meet these goals and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2021, 2020 and 2019, our research and development expenses were $414.9 million, $399.4 million and $383.7 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

Our research and development engineers work closely with our marketing and support personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. We have generally issued a major release of our core products during the second or third quarter of each fiscal year, including both functional and technical enhancements. We also provide an annual release typically in the fourth quarter to reflect evolving regulatory changes in time to meet clients’ year-end reporting requirements.

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

Hedge Funds and Private Markets: In hedge funds and private markets, we compete with multiple vendors that may be categorized into two groups - the first consists of independent specialized administration providers, which are generally smaller than us, and the second includes prime brokerage and other financial services firms offering fund administration services. Major competitors in this market include large custodian banks, such as State Street, BNY Mellon, Northern Trust and CITCO Group. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support and onboarding, level of software development expertise and total cost of ownership. Our strengths in this market include our expertise, our independence, our transparency, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software.

In the field of hedge fund and private market investor portal technology, we compete with point solutions providers, as well as full-suite providers of alternative investments software solutions, such as eFront, a Blackrock Company, and Allvue Systems. Key competitive factors in this market include platform functionality, interoperability with clients’ existing systems, levels of customer support, and reach within the alternative investments community. Our strengths in this market include our technology, portfolio of complementary solutions, offerings for fund administration, professional services capabilities, customer support and large existing user-base of alternative investments professionals.

Asset Management: In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as BNY Mellon Financial and State Street, to smaller providers of specialized applications and technologies, such as SimCorp and Empower. We also compete with internal processing and IT departments of our clients and prospective clients. The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment. Our strengths in this market include our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients.

Healthcare: In our healthcare markets, we compete with providers of pharmacy and medical claims processing, benefit management, care management, business process outsourcing, business intelligence and analytics. We compete with other third-party providers such as United Health, CVS Health, Cigna/Express Scripts and companies that perform their services in-house with licensed or internally developed systems and processes. SS&C Health is not integrated, owned, controlled or merged with any specific health plan. This structure allows us to demonstrate we do not have business model or channel conflicts that drive membership to a particular channel (such as retail, mail or specialty pharmacies), nor do we compete with our health plan clients. Our independent model enables us to be a client’s strategic partner versus a potential competitor. Our competitors’ healthcare administration and health outcomes optimization solutions are primarily based on complete replacement of a payer’s core system. With a component-based approach, health payer clients can choose core application replacement, or adopt component applications to address areas that offer the most opportunity for improvement, with minimal disruption to business operations.

Insurance: In our insurance market, we compete with a variety of vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of investment operations, accounting and analytics systems, such as State Street (Princeton Financial Systems), Clearwater Analytics and FIS, to smaller providers of specialized applications and services. We also compete with outsourcers, as well as the internal processing and information technology (“IT”) departments of our clients and prospective clients. The key competitive factors in marketing insurance systems are the accuracy, timeliness and reporting of processed information provided to internal and external clients, features and adaptability of the software, level and quality of customer support, economies of scale and return on investment. Our strengths in this market include our years of experience, our top-tier clients, our ability to provide solutions by multiple delivery methods, our cost-effective and customizable solutions and our expertise.

Wealth Management: We define the advisory market as independent and regional broker-dealers, wealth managers, trust companies, advisory firms and registered investment advisers. We compete with a variety of vendors, which are generally smaller firms focused solely on the advisory market. Our competitors include Envestnet, Orion, Addepar, SEI’s wealth management platform and custodians such as Charles Schwab, Fidelity and Raymond James. Our strengths in this market include our premier platforms with flexible and on-demand delivery models and our complementary products and services.

Banking: In our banking market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as FIS and Misys. We also compete with outsourcers as well as the internal processing and IT departments of our clients and prospective clients. The key competitive factors in marketing banking software and services include accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market include our flexible technology platform and our ability to provide integrated solutions for our clients.

Retirement: In our retirement solutions market, we compete with a variety of vendors and service providers depending on client characteristics such as size, type and functional requirements. Competitors in this market range from large firms whose principal businesses include providing recordkeeping services, such as Empower, Fidelity and Vanguard, to providers of specialized applications and technologies, such as FIS. We also compete with outsource providers like Infosys, TCS and Wipro. The key competitive factors in marketing retirement solutions include service and the accuracy of information provided to customers. Our strengths in this market include our ability to provide a wide breadth of capability and our cost-effective solutions to our clients.

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

Virtual Data Rooms: In our virtual data rooms ("VDRs") market, we compete for deals involving VDRs that facilitate strategic financial transactions and secure document exchange use cases. For mergers and acquisitions use cases, our principal direct competitors include global services and technology vendors such as Datasite and Donnelly Financial Solutions. In addition, we compete with a range of niche and region-specific competitors depending on client size, location and requirements. For debt capital and secure collaboration use cases, we face competition from software solutions vendors such as IHS Markit and FIS and indirect competition from general-purpose file-sharing solutions such as Box and Dropbox. Key competitive factors in the VDR marker include platform flexibility and quality; fit-for-purpose workflow capabilities and services delivery. Our strengths in this market include our technology, support for industry-specific workflows, experience, reputation, approach to platform security and professional services.

Trading Software: In our trading software market, we compete with a variety of other vendors depending on client characteristics such as size, type, location and functionality requirements. Competitors in this market range from small providers that specialize in trading capabilities (such as Flextrade) to larger providers that offer trading as part of a broader portfolio of capabilities (Bloomberg and State Street). We also often compete with internal proprietary tools developed by our clients and prospective clients. The key competitive factors in marketing trading software solutions include flexible workflows, easy-to-use interfaces, reliability of managing real-time data to internal and external parties, product features and adaptability of the software. Our strengths in this market include our client services model and managed services offering, technology, our ability to deliver functionality by multiple delivery methods and our ability to package our offerings with other SS&C products and services for complete front-to-back support.

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

Human Capital

As of December 31, 2021, we had over 24,900 full-time employees, including approximately 14,200 in our international operations, consisting of approximately:

●
3,500 employees in research and development;
●
19,000 employees in client support, consulting and services;
●
1,100 employees in sales and marketing;
●
1,300 employees in finance and administration.

Our ability to attract, train and retain highly skilled employees is critical to our success. We value a diverse workforce and an inclusive culture made up of smart people and superb technology. We believe strong collaboration and innovation allow us to be successful. We view diversity as one of our biggest strengths and advantages as a global organization. Our employees have widely diverse cultural backgrounds and life experiences. We value individualism and distinct viewpoints and believe that we can all learn something from each other. We are committed to being an organization that welcomes, celebrates and thrives on diversity. The breadth of our products and services, our global office network and our clientele affords opportunities for mobility and advancement within the Company for people who make a positive impact. We monitor and evaluate various turnover and attrition metrics throughout our management teams. No employee is covered by any collective bargaining agreement.

We have a well-designed rewards program, which benefits both our employees and us by ensuring the alignment of rewards with goals and expectations. Compensation comprises a combination of base salary, bonus and equity. Our compensation program is designed to promote a performance-driven work culture that drives our growth and provides competitive compensation opportunities to attract and retain top performers. We provide benefits programs that are flexible, comprehensive and competitive. While specifics may vary by country, our benefits package generally includes healthcare coverage, retirement benefits, life and disability insurance, wellness and employee assistance programs, flexible leave policies, 401(k), tuition/professional reimbursement program and more. We encourage employees to take time off to maintain a healthy work/life balance when they need it. In addition, we offer professional development and tuition reimbursement for degree programs and job-related coursework.

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
●
we may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating them;
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
●
the replacement of London Interbank Offered Rate (“LIBOR”) with an alternative reference rate may adversely affect interest expense related to our outstanding debt;

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
●
William C. Stone, our Chairman of the Board and Chief Executive Officer, exerts significant control over our Company;

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

The COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption in the markets in which we operate. Although initial measures to limit the spread of COVID-19 have been relaxed or terminated in most jurisdictions, new variants have been identified, and this may lead to new measures being put back in place if COVID-19 spreads further in the future. While we were not materially affected in 2021, the potential effects on our business continue to remain uncertain and difficult to predict due to ongoing uncertainty about the duration, magnitude and impact of the COVID-19 pandemic, not to mention the volatile regional and global economic conditions resulting from the pandemic. Some of these potential effects could include:

•
significant failures, errors, delays, disruptions or instability affecting our key products or services, vendors, suppliers, distributors, IT platforms, data centers, production and delivery systems, applications or processes;
•
volatile market conditions and reduced demand for our products and services; and
•
amplified strain on our workforce, management and other resources, including employee absenteeism, complications from working remotely and illness of key personnel.

These effects, alone or taken together, could have a material adverse effect on our business, financial condition or results of operations, which could be exacerbated if the pandemic is sustained or prolonged. We cannot assure you that we will be successful in our attempts to mitigate any negative effects of this pandemic on our business.

We are closely monitoring the impact of the pandemic, continually assessing its potential effects on our business and taking appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside of our control, including the timing, extent, trajectory and duration of the pandemic; the emergence, spread and severity of new variants; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures, including vaccine and testing mandates; and the impact of the pandemic on the global economy. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The global economy has in the past been subject to severe disruptions in the credit markets, increased uncertainty about economic, political, global trade and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business, results of operations and financial condition, and the liquidity and financial condition of our clients.

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

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating them.

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2021, we consummated our acquisition of Capita Life & Pensions Services (Ireland) Limited (“Capita”) and announced our intention to acquire Blue Prism Group plc. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

Our software-enabled services maintain and process confidential data and process trades and perform other back-office functions, including wiring funds, on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. In addition, following our acquisition of Intralinks in 2018, our platforms house sensitive, confidential client information. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include IT attacks or failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats have become prevalent in our industry as well as for many firms that process information. Cybersecurity threats are evolving and our security measures, and those of our service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, attempts to gain unauthorized access to data, phishing attacks, social engineering, security breaches or employee or contractor malfeasance and other electronic security breaches that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. Such cyber security incidents could lead to disruptions in our systems, the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information and corruption of data. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In the last few years there have been many successful advanced cyber-attacks that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, there is no guarantee that our systems and procedures are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), was signed into law, significantly reforming the U.S. Internal Revenue Code. The Tax Act, among other things, reduces the U.S. federal statutory corporate tax rate, imposed a one-time transition tax on previously undistributed foreign earnings, limits the deductibility on executive compensation, imposes a tax on Global Intangible Low-Taxed Income (“GILTI”) and modifies or repeals many business deductions and credits. The U.S. Department of Treasury and Internal Revenue Service has issued several complex proposed and final regulations, and related guidance, regarding provisions of the Tax Act. However, several aspects of the legislation remain unclear and subject to interpretation. Further guidance, technical corrections and regulations are expected to be issued, which could lessen or increase certain impacts of the legislation, and President Biden and lawmakers have recently proposed certain legislation which would effectively repeal certain provisions of the Tax Act. Furthermore, states continue to issue guidance and enact legislation in response to the Tax Act, all of which could have a material impact on our income tax expense, assets and liabilities.

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

As of December 31, 2021, we had approximately 7,300 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

For the years ended December 31, 2021, 2020 and 2019 international revenues accounted for 28%, 27% and 27%, respectively, of our total revenues. We sell certain of our products primarily outside the U.S. In addition, Brexit and international trade tensions have created political and economic uncertainty and instability in global financial and foreign currency markets. The United Kingdom (“U.K.”) exited the European Union (“E.U.”) on January 31, 2020, and its membership in the E.U. single market ended on December 31, 2020 (“Brexit”). A new bilateral trade and cooperation agreement governing the future relationship between the U.K. and the E.U. was announced on December 24, 2020 and formally approved by the 27 member states of the E.U. on December 29, 2020. In March 2021, the U.K. and E.U. agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues in a memorandum of understanding that is expected to be signed after formal steps are completed, although this has not yet occurred.

While these events provide some clarity regarding the future relationship between the U.K. and the E.U., there remains uncertainty, which may adversely affect our operations and financial results, as we generated approximately $596.0 million, $569.9 million and $652.9 million in revenues from the U.K. in the years ended December 31, 2021, 2020 and 2019, respectively. Our international business is also subject to a variety of other risks, including:

●
potential changes in a specific country’s or region’s political or economic climate, including the evolving situation involving Ukraine and Russia;
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

Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to products and services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. As a result, our relationships with our clients may subject us to increased scrutiny from a number of regulators, including the Federal Financial Institutions Examination Council (and its constituent members, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau), Australian Securities & Investments

Commission, Bermuda Monetary Authority, British Virgin Islands Financial Services Commission, Centrale Bank van Curacao en Sint Maarten, Commodity Futures Trading Commission, Federal Trade Commission, Cayman Islands Monetary Authority, Luxembourg Commission de Surveillance du Secteur Financier, Financial Industry Regulatory Authority, U.K. Financial Conduct Authority, Central Bank of Ireland, National Futures Association, Guernsey Financial Services Commission, Jersey Financial Services Commission, Ontario Securities Commission, U.S. Securities and Exchange Commission, Securities Commission of the Bahamas, State Departments of Insurance through Third Party Administrator licenses, U.S. Department of Health & Human Services, U.S. Center for Medicare & Medicaid Services, U.S. Department of Defense, U.S. Office of Inspector General, U.S. Office of Civil Rights, U.S. Treasury Department and other government entities that regulate the financial services, hedge fund and hedge fund services industry in the U.S., the U.K. and the other jurisdictions in which we operate. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

In addition, the final outcome of negotiations between the U.K. and the E.U. relating to Brexit remains uncertain. The U.K. withdrew from the E.U. on January 31, 2020, and the transition period ended on December 31, 2020. While a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. was formally approved by the 27 member states of the E.U. on December 29, 2020, and the U.K. and E.U. agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues in March 2021, negotiations regarding future regulatory arrangements continue. As a result, the impact of potential changes on the U.K. regulatory regime remains uncertain.

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

The E.U.’s AIFMD and the U.S. Dodd-Frank Act, among other initiatives, pose significant changes to the regulatory environment in which we and our clients operate. The impact of these regulatory changes remains uncertain. If we fail to comply with any applicable laws, rules or regulations, we may be subject to censure, fines or other sanctions, including revocation of our licenses and/or registrations with various regulatory agencies, criminal penalties and civil lawsuits.

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

Personal privacy has become a significant issue in the U.S. and in many other countries where we offer our solutions or may offer them in the future. The regulatory framework for privacy issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personal information. In the U.S., these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”) and federal financial regulatory bodies. Additionally, the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, affords consumers expanded privacy protections. There may be additional amendments to this legislation, and it remains unclear what, if any, modification will be made to this legislation or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur costs to comply. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers. For instance, the E.U.’s General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes strict requirements related to processing the personal data of E.U. individuals and provides for robust regulatory enforcement and sanctions for non-compliance. E.U. data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, data processors, customers and data subjects. The GDPR is likely to increase our obligations, including by mandating documentation requirements and granting certain rights to individuals to inquire into how we collect, use, disclose, retain and process information about them. Although we are continuing to take steps to comply with applicable portions of the GDPR, the scope of many of the GDPR’s requirements remains unclear and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient.

Moreover, Brexit has led and could continue to lead to additional compliance costs. As of January 1, 2021, upon the expiry of temporary arrangements between the U.K. and the E.U., data processing in the U.K. is governed by a U.K. version of the GDPR, thereby exposing us to two parallel regulatory regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision for the U.K., allowing for a somewhat free exchange of personal information between the E.U. and the U.K.

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

We currently have a substantial amount of indebtedness. As of December 31, 2021, we had total indebtedness of $5,979.7 million and an additional $247.3 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We estimate that our current levels of indebtedness as of December 31, 2021 will result in annual interest payments of approximately $184.5 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The replacement of London Interbank Offered Rate (“LIBOR”) with an alternative reference rate may adversely affect interest expense related to our outstanding debt.

The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt. At December 31, 2021, we had total debt of $5,979.7 million, including $3,974.5 million of variable interest rate debt and which may bear interest rates in relation to U.S. dollar LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the U.K. announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until then, however, FCA panel banks have agreed to continue to support LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to renegotiate our Credit Agreement and may not be able to do so with terms that are favorable to us. In particular, the method and rate used to calculate our interest rates and/or payments under the Credit Agreement in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations – Senior Secured Credit Facilities” for additional information. The overall financial market may be disrupted as a result of the discontinuation, reform or replacement of LIBOR or any other benchmark rate or any uncertainty in respect thereof. Disruption in the financial market or the inability to renegotiate our Credit Agreement with favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2021, our common stock has traded as high as $83.28 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 17, 2022, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 13.3% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2021, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C and Advent Software, Inc. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate offices, which consist of approximately 93,500 square feet of office space located at 80 Lamberton Road, Windsor, CT 06095. In 2013, we extended the lease term through October 2022. We utilize facilities and offices in approximately 125 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 59% of our office space as compared to owning 41% of our office space. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims. Certain legal proceedings in which we are involved are discussed in Note 18 to the Consolidated Financial Statements, which is included elsewhere in this annual report on Form 10-K and incorporated by reference herein. In the opinion of our management, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of February 17, 2022, we had approximately 187,000 beneficial shareholders of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Issuer Purchases of Equity Securities

In July 2021, our Board of Directors authorized a stock repurchase program, which enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock. Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. There were no repurchases during the fourth quarter of 2021. As of December 31, 2021, $837.1 million remains available for repurchase.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Technology Dividend TR Index. The Nasdaq Technology Dividend TR Index replaces the Nasdaq Computer and Data Processing Index in this analysis and going forward, as the Nasdaq Computer and Data Processing Index data is no longer available. The Nasdaq Computer and Data Processing Index has been included with data through 2020. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index, the Nasdaq Computer and Data Processing Index and the Nasdaq Technology Dividend TR Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

and the Nasdaq Technology Dividend TR Index

* $100 invested in stock on 12/31/2016. Return calculations of indices assume the reinvestment of dividends.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
SS&C Technologies Holdings, Inc.	100	143	160	219	262	298
Nasdaq Composite - Total Returns	100	130	126	172	250	305
Nasdaq Computer & Data Processing Index	100	142	150	206	300
Nasdaq Technology Dividend TR Index	100	123	120	161	190	248

ITEM 6. [Reserved]

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

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base and expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2019, we have spent approximately $224.6 million on our three most significant acquisitions, using a combination of cash on hand and equity financing (as discussed in Notes 8 and 11 to our Consolidated Financial Statements).

The following table lists the significant businesses we have acquired since January 1, 2019:

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

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services. Since 2019, we have seen increased demand in the financial services industry for these services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanding our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. Our software-enabled services revenues increased from $3,869.2 million and 84% of total revenues in 2019 to $4,256.1 million and 84% of revenues in 2021. We believe that our high level of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in IT.

Liquidity. In March of 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our existing senior secured credit facilities. In January 2020, we entered into an amendment to our senior secured credit agreement, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%. No changes were made to the financial covenants, outstanding principal amounts or the scheduled amortization.

We generated $1,429.0 million in cash from operating activities in 2021, compared to $1,184.7 million and $1,328.3 million in 2020 and 2019, respectively. In 2021, we used our operating cash flow, $197.7 million in proceeds from the exercise of stock options and existing cash to repay $519.9 million of net debt, pay $174.0 million in dividends, purchase $487.9 million of common stock for treasury and invest in capital expenditures in our business.

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Investrack in November 2019, Algorithmics in December 2019, Captricity in March 2020, Innovest in May 2020, Millennium in December 2020 and Capita in March 2021.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Software-enabled services	84.3%	83.4%	83.5%
License, maintenance and related	15.7%	16.6%	16.5%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2021	2020	2019	2021	2020
Software-enabled services	$4,256.1	$3,891.3	$3,869.2	9.4%	0.6%
License, maintenance and related	794.9	776.6	763.7	2.4%	1.7%
Total revenues	$5,051.0	$4,667.9	$4,632.9	8.2%	0.8%

Fiscal 2021 versus Fiscal 2020. Our revenues increased $383.1 million, or 8.2%, primarily due to an increase of $272.7 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Black Diamond, Geneva, Retirement Solutions, ALPS Advisors and virtual data room services and products. Our revenues also increased due to acquisitions, which contributed $56.9 million in revenues as well as the favorable impact from foreign currency translation of $53.5 million. Software-enabled services revenues increased $364.8 million, or 9.4%, primarily due to an increase in organic revenues of $263.2 million, and acquisitions, which added $56.9 million in revenues, as well as the favorable impact from foreign currency translation of $44.7 million. License, maintenance and related revenues increased $18.3 million, or 2.4%, due to an increase in organic revenues of $9.5 million and the favorable impact from foreign currency translation of $8.8 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Cost of software-enabled services	54.7%	58.0%	59.6%
Cost of license, maintenance and related	39.7%	40.8%	40.1%
Total cost of revenues	52.3%	55.1%	56.4%
Gross margin percentage	47.7%	44.9%	43.6%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2021	2020	2019	2021	2020
Cost of software-enabled services	$2,326.0	$2,257.3	$2,305.7	3.0%	(2.1)%
Cost of license, maintenance and related	315.7	316.8	306.0	(0.3)%	3.5%
Total cost of revenues	$2,641.7	$2,574.1	$2,611.7	2.6%	(1.4)%

Fiscal 2021 versus Fiscal 2020. Our total cost of revenues increased by $67.6 million, or 2.6%, primarily due to acquisitions, which added $40.5 million in costs, as well as the unfavorable impact from foreign currency translation of $34.9 million. Total costs of revenue, excluding the impact of acquisitions and foreign currency translation, decreased by $7.8 million primarily due to a decrease in costs such as travel, depreciation and amortization, partially offset by an increase in costs to support organic revenue growth. Cost of software-enabled services revenues increased $68.7 million, or 3.0%, primarily due to acquisitions, which added $40.1 million in costs, as well as the unfavorable impact from foreign currency translation of $30.0 million, partially offset by a decrease in organic cost of revenues of $1.4 million. Cost of license, maintenance and related revenues decreased $1.1 million, or 0.3%, primarily due to a decrease in organic costs of $6.4 million partially offset by the unfavorable impact from foreign currency translation of $4.9 million and acquisitions, which added $0.4 million in costs.

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

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Selling and marketing	7.8%	7.6%	7.6%
Research and development	8.2%	8.6%	8.3%
General and administrative	7.1%	7.5%	8.0%
Total operating expenses	23.1%	23.7%	23.9%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2021	2020	2019	2021	2020
Selling and marketing	$394.1	$356.3	$353.9	10.6%	0.7%
Research and development	414.9	399.4	383.7	3.9%	4.1%
General and administrative	358.0	352.3	369.2	1.6%	(4.6)%
Total operating expenses	$1,167.0	$1,108.0	$1,106.8	5.3%	0.1%

Fiscal 2021 versus 2020. Operating expenses increased $59.0 million, or 5.3%, primarily due to an increase in organic operating expenses of 29.1 million, the unfavorable impact from foreign currency translation of $16.7 million and acquisitions, which added $13.2 million in expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to an increase in personnel costs and technology-related expenses, partially offset by a decrease in professional fees.

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

Comparison of Fiscal 2021, 2020 and 2019 for Interest, Taxes and Other

Interest income. We had interest income of $4.1 million in 2021 compared to $4.0 million in 2020 and $4.7 million in 2019. The decrease in interest income in 2020 primarily resulted from lower average interest rates on our cash balances relative to the prior year.

Interest expense. We had interest expense of $205.7 million in 2021 compared to $249.9 million in 2020 and $409.6 million in 2019. The decrease in interest expense in both 2021 and 2020 relates primarily to lower average interest rates as well as lower average debt balances. These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. We had other expense, net of $18.2 million in 2021 compared to other income, net of $41.6 million in 2020 and $25.7 million in 2019. Other expense, net for 2021 included an expense of $43.4 million relating to a legal accrual recorded in connection with the DST ERISA litigation discussed in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. Other expense, net for 2021 also included investment gains of $19.0 million and dividend income of $11.1 million. The remaining portion of other expense, net consisted primarily of foreign currency translation gains and losses. Other income, net for 2020 consisted primarily of foreign currency transaction gains and investment gains. Other income, net for 2019 consisted primarily of investment gains, partially offset by foreign currency transaction losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $25.4 million for 2021, ($1.5) million for 2020 and $3.6 million for 2019. Our equity in earnings of unconsolidated affiliates was a loss in 2020 due to losses incurred by one of our affiliates that operates a hotel and had a significant impact to their operations due to COVID-19. During 2021, this affiliate sold its primary asset, the hotel, for a gain that resulted in the significant increase in earnings of unconsolidated affiliates, net. The amount earned in 2019 is primarily related to our proportionate share of IFDS L.P.’s net income, offset by amortization of basis differences.

Loss on extinguishment of debt, net. We recorded a $10.9 million loss on extinguishment of debt in 2021 relating to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount associated with additional prepayments on our term loans prior to their scheduled maturity. We recorded a $4.2 million loss on extinguishment of debt in 2020 primarily related to the amendment of our credit agreement and the write-off of capitalized financing fees and original issue discount associated with prepayments of our term loans. We recorded a $7.1 million loss on extinguishment of debt in 2019 in connection with the repayment of a portion of our Term Loans with the proceeds from the issuance of our Senior Notes. The loss on extinguishment of debt includes costs incurred by us which did not meet the criteria for capitalization. The Senior Notes are discussed further in “Liquidity and Capital Resources.”

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2021	2020	2019	2021	2020
Provision for income taxes	$236.4	$150.6	$93.2	57.0%	61.6%
Effective tax rate	22.8%	19.4%	17.5%

Our 2021, 2020 and 2019 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations and permanent book to tax differences. Our effective tax rate for 2021 includes benefits related to stock-based awards and recognition of tax expense related to a law change in the U.K. Our effective tax rate for 2020 included benefits related to stock-based awards, recognition of a state tax benefit related to a law change and releases of uncertain tax positions due to statute of limitation expirations and closed audits. Our effective tax rate for 2019 included benefits related to stock-based awards, the utilization of foreign net operating losses against which valuation allowances were previously recorded and releases of uncertain tax positions due to closed audits and statute of limitation expirations. The increase in the effective tax rate from 2020 to 2021 was primarily related to recognition of tax expense in connection with a law change in the U.K., the increase in valuation allowances, the decrease in relative favorable impacts of stock based compensation and the impact of uncertain tax positions. In addition, the prior year effective tax rate was favorably impacted by a decrease in state taxes related to a law change.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in India and the U.K., where the statutory rates were approximately 31.0% on a blended basis and 19.0%, respectively, in 2021, 29.1% and 19.0%, respectively, in 2020, and 29.1% and 19.0%, respectively, in 2019. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2021 were $3,171.4 million, an increase of $1,833.5 million from $1,337.9 million at December 31, 2020. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,755.7 million and $1,227.4 million of client funds obligations at December 31, 2021 and 2020, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2021	2020	2019	2021	2020

Operating activities	$1,429.0	$1,184.7	$1,328.3	$244.3	$(143.6)
Investing activities	(148.2)	(210.5)	(140.5)	62.3	(70.0)
Financing activities	556.7	(1,428.1)	(513.4)	1,984.8	(914.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.0)	2.4	1.7	(6.4)	0.7
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,833.5	$(451.5)	$676.1	$2,285.0	$(1,127.6)

Operating activities: Cash provided by operating activities primarily resulted from net income of $800.6 million adjusted for non-cash items of $689.7 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $61.3 million. The changes in our working capital accounts were primarily driven by increases in our accounts receivable and decreases in deferred revenue, partially offset by a decrease in our prepaid expenses and other assets. The increase in accounts receivable was due to increases in revenues earned and an increase in days’ sales outstanding. The decrease in deferred revenue was primarily due to the recognition of revenue associated with a multi-year license agreement where we received payment in 2019.

Investing activities: We used net cash of $148.2 million primarily related to $85.3 million in capitalized software development costs, $66.0 million in contributions to unconsolidated affiliates, $51.3 million in capital expenditures and $20.1 million in investments in securities, partially offset by proceeds from sales and maturities of investments of $50.9 million, receipts from the collection of other non-current receivables of $11.0 million, $7.3 million in cash paid for business acquisitions, net of cash acquired and proceeds from the sale of property and equipment of $5.3 million.

Financing activities: Cash provided by financing activities of $556.7 million primarily resulted from the increase in client funds obligations of $1,480.5 million, proceeds of $197.7 million from stock options and proceeds from noncontrolling interests of $67.3 million. These proceeds were partially offset by the net repayments of debt totaling $519.9 million, $487.9 million in treasury stock repurchases, $174.0 million in quarterly dividends paid and $7.0 million in withholding taxes paid related to equity award net share settlements.

Fiscal 2020 versus 2019

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2020 were $1,337.9 million, a decrease of $451.5 million from $1,789.4 million at December 31, 2019. The decrease in cash was primarily due to the decrease in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively. We also had $1,227.4 million and $1,729.9 million of client funds obligations at December 31, 2020 and 2019, respectively.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2021, we held approximately $221.0 million in cash and cash equivalents at non-U.S. subsidiaries where we have made such a determination and in turn no provision for income taxes had been made. At December 31, 2021, we held approximately $150.1 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$5,979.7	$47.4	$86.8	$3,845.5	$2,000.0
Interest payments (1)	902.1	184.5	366.6	241.0	110.0
Operating lease obligations (2)	389.3	72.4	113.1	75.1	128.7
Tax payable (3)	24.2	—	2.0	22.2	—
Purchase obligations (4)	122.4	82.1	40.0	0.3	—
Total contractual obligations	$7,417.7	$386.4	$608.5	$4,184.1	$2,238.7

(1)
Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 0.10% plus 1.75% for U.S. dollar loans on our Term B-3, B-4 and B-5 facilities and 5.5% on our Senior Notes.
(2)
We are obligated under noncancelable operating leases for office space and office equipment.
(3)
Represents our obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years.
(4)
Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2021, our liability for uncertain tax positions and related interest and penalties payable was $120.9 million and $32.8 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As a result, these amounts are not included in the above contractual obligations table.

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

The Credit Agreement includes four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility for SS&C (“Term B-1 Loan”), which was repaid in full in 2019; (ii) a $5.9 million term B-2 facility for SS&C SARL (“Term B-2 Loan”), which was repaid in full in 2018; (iii) a $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (the “Term B-3 Loan”); and (iv) a $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (the “Term B-4 Loan”). In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $247.3 million was available as of December 31, 2021. The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $2.7 million was utilized as of December 31, 2021.

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

As of December 31, 2021, there was $1,244.2 million in principal amount outstanding under the Term B-3 Loan, $1,010.0 million in principal amount outstanding under the Term B-4 Loan and $1,720.2 million in principal amount outstanding under the Term B-5 Loan. There were no principal amounts outstanding under the Term B-1 Loan and Term B-2 Loan.

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

At any time on or after March 30, 2022, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the following table, expressed as a percentage of the principal amount, plus accrued and unpaid interest to the redemption date:

Redemption Year	Price
2022	104.125%
2023	102.750%
2024	101.375%
2025 and thereafter	100.000%

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

As of December 31, 2021, there was $2.0 billion in principal amount of Senior Notes outstanding.

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

The following is a reconciliation of net income to Consolidated EBITDA attributable to SS&C common stockholders, as defined in our Credit Agreement.

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$800.6	$625.2	$438.5
Interest expense, net	201.6	245.9	404.9
Provision for income taxes	236.4	150.6	93.2
Depreciation and amortization	667.4	725.3	775.2
EBITDA	1,906.0	1,747.0	1,711.8
Stock-based compensation	114.0	87.8	72.4
Acquired EBITDA and cost savings (1)	1.3	2.3	49.6
Non-cash portion of straight-line rent expense	(1.9)	(0.1)	0.1
Loss on extinguishment of debt	10.9	4.2	7.1
Equity in earnings of unconsolidated affiliates, net	(25.4)	1.5	(3.6)
Purchase accounting adjustments (2)	6.3	6.9	14.0
ASC 606 adoption impact	1.0	5.2	19.0
Other (3)	55.9	1.5	7.1
Consolidated EBITDA	$2,068.1	$1,856.3	$1,877.5
Consolidated EBITDA attributable to noncontrolling interest (4)	(2.0)	—	—
Consolidated EBITDA attributable to SS&C common stockholders	$2,066.1	$1,856.3	$1,877.5

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

(4) Consolidated EBITDA attributable to noncontrolling interest represents Consolidated EBITDA based on the ownership interest retained by the noncontrolling parties of DomaniRx, our consolidated variable interest entity.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2021 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	1.72x

(1) Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $139.5 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

Critical Accounting Estimates

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, goodwill and other intangible assets and other contingent liabilities. Actual results may differ significantly from the estimates contained in our Consolidated Financial Statements. Information about recently adopted accounting pronouncements and accounting pronouncements not yet effective is included in Note 2 to our Consolidated Financial Statements. We believe that the following comprise the accounting estimates or assumptions we have made where the nature of the estimates or assumptions could be material due to the levels of subjectivity and judgment involved.

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

Our investments in unconsolidated affiliates are accounted for under the equity method of accounting. The carrying value of our investments in unconsolidated affiliates exceeds the proportionate share of net assets of the unconsolidated affiliates, resulting in basis differences. We recognize our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on our Consolidated Statements of Comprehensive Income.

Our partnership interests in private equity funds, marketable equity securities and seed capital investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are recorded at fair value, with changes in the fair value recognized in other (expense) income, net on our Consolidated Statements of Comprehensive Income. Our marketable equity securities and seed capital investments have readily determinable fair values in the market. We use net asset value as a practical expedient for the fair value of partnership interests in private equity funds that are not accounted for under the equity method of accounting.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value. Judgement is required in the determination of goodwill reporting units. On July 1, 2020, our reporting unit structure changed as a result of a change in our management structure. As of December 31, 2019 and through June 30, 2020, we had two reporting units, one which included the DST business, and one which includes the rest of our operations. As of July 1, 2020 and through December 31, 2021, we continue to have two reporting units, though one is our health business and the other includes the rest of our operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Our impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2021.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2021, 2020 and 2019 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of our stock price. In addition, for stock-based awards where vesting is dependent upon achieving earnings per share growth targets, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified stock options. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there would be an income tax expense for the portion of the deferred tax asset that is not realizable.

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

As of December 31, 2021, we had $120.9 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For 2021, there were average daily cash balances of approximately $2.5 billion maintained in such accounts. We estimate that a 1% change in interest rates would equate to approximately $9.3 million of net income on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At December 31, 2021, we had total debt of $5,979.7 million, including $3,974.5 million of variable interest rate debt. As of December 31, 2021, a 1% change in LIBOR would result in a change in interest expense of approximately $39.7 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of December 31, 2021 was approximately $67.0 million. The impact of a 10% change in fair value of these investments would have been approximately $5.0 million to net income. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During 2021, approximately 28% of our revenues were from clients located outside the United States (“U.S.”). A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other (expense) income. These outstanding amounts were not material for the year ended December 31, 2021. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Health Business Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8,045.5 million as of December 31, 2021. Management tests goodwill annually for impairment as of December 31 and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management measures the fair value of the Company’s reporting units utilizing the income method. Significant judgments required to estimate the fair value of the Company’s reporting units include determining appropriate discount rates, revenue growth rates and estimating the margin on the Company’s revenues to determine earnings before interest, income taxes, depreciation, amortization and stock-based compensation.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the health business reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, revenue growth rates, and the margin on the Company’s revenues to determine earnings before interest, income taxes, depreciation, amortization and stock-based compensation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the determination of the fair value of the health business reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate of the health business reporting unit; evaluating the appropriateness of the income method; testing the completeness and accuracy of underlying data used in the income method; and evaluating the significant assumptions used by management related to the discount rate, revenue growth rates, and the margin on the Company’s revenues to determine earnings before interest, income taxes, depreciation, amortization and stock-based compensation. Evaluating management’s assumptions related to the revenue growth rates and margin on the Company’s revenues to determine earnings before interest, income taxes, depreciation, amortization and stock-based compensation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income method and the discount rate.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 25, 2022

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$564.0	$209.3
Funds receivable and funds held on behalf of clients	2,755.7	1,227.4
Accounts receivable, net of allowance for credit losses of $17.9 and $16.8, respectively (Note 3)	713.4	648.0
Contract asset	27.4	20.4
Prepaid expenses and other current assets	187.5	187.5
Restricted cash and cash equivalents	4.2	5.9
Total current assets	4,252.2	2,298.5
Property, plant and equipment, net (Note 4)	382.0	412.8
Operating lease right-of-use assets (Note 5)	291.2	350.8
Investments (Note 6)	172.8	183.5
Unconsolidated affiliates (Note 7)	306.1	225.6
Contract asset	77.9	82.0
Goodwill (Note 9)	8,045.5	8,078.7
Intangible and other assets, net of accumulated amortization of $2,890.5 and $2,655.6, respectively (Note 9)	3,805.3	4,291.7
Total assets	$17,333.0	$15,923.6
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$47.4	$53.9
Client funds obligations	2,755.7	1,227.4
Accounts payable	28.7	28.1
Income taxes payable	25.5	9.3
Accrued employee compensation and benefits	322.2	311.5
Interest payable	27.5	27.5
Other accrued expenses	310.1	293.1
Deferred revenues	334.0	332.5
Total current liabilities	3,851.1	2,283.3
Long-term debt, net of current portion (Note 10)	5,901.5	6,388.5
Operating lease liabilities (Note 5)	268.2	323.6
Other long-term liabilities	254.0	287.9
Deferred income taxes	835.0	923.8
Total liabilities	11,109.8	10,207.1
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 269.1 million shares and 263.9 million shares issued, respectively, and 256.0 million shares and 257.6 million shares outstanding, respectively	2.7	2.6
Additional paid-in capital	4,895.7	4,544.0
Accumulated other comprehensive loss	(242.0)	(201.0)
Retained earnings	2,293.0	1,667.0
	6,949.4	6,012.6
Less: cost of common stock in treasury, 13.1 and 6.3 million shares, respectively	(784.0)	(296.1)
Total SS&C stockholders’ equity	6,165.4	5,716.5
Noncontrolling interest (Note 12)	57.8	—
Total stockholders’ equity	6,223.2	5,716.5
Total liabilities and stockholders’ equity	$17,333.0	$15,923.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Software-enabled services	$4,256.1	$3,891.3	$3,869.2
License, maintenance and related	794.9	776.6	763.7
Total revenues	5,051.0	4,667.9	4,632.9
Cost of revenues:
Software-enabled services	2,326.0	2,257.3	2,305.7
License, maintenance and related	315.7	316.8	306.0
Total cost of revenues	2,641.7	2,574.1	2,611.7
Gross profit	2,409.3	2,093.8	2,021.2
Operating expenses:
Selling and marketing	394.1	356.3	353.9
Research and development	414.9	399.4	383.7
General and administrative	358.0	352.3	369.2
Total operating expenses	1,167.0	1,108.0	1,106.8
Operating income	1,242.3	985.8	914.4
Interest income	4.1	4.0	4.7
Interest expense	(205.7)	(249.9)	(409.6)
Other (expense) income, net	(18.2)	41.6	25.7
Equity in earnings of unconsolidated affiliates, net	25.4	(1.5)	3.6
Loss on extinguishment of debt, net	(10.9)	(4.2)	(7.1)
Income before income taxes	1,037.0	775.8	531.7
Provision for income taxes (Note 17)	236.4	150.6	93.2
Net income	800.6	625.2	438.5
Net income attributable to noncontrolling interest	(0.6)	—	—
Net income attributable to SS&C common stockholders	$800.0	$625.2	$438.5

Basic earnings per share attributable to SS&C common stockholders	$3.13	$2.44	$1.73
Diluted earnings per share attributable to SS&C common stockholders	$2.99	$2.35	$1.66

Basic weighted-average number of common shares outstanding	255.6	256.4	252.9
Diluted weighted-average number of common and common equivalent shares outstanding	267.3	266.6	264.2

Net income	$800.6	$625.2	$438.5
Other comprehensive (loss) income, net of tax:
Change in unrealized income (loss) on interest rate swaps	0.7	(2.7)	(2.8)
Defined benefit pension adjustment	3.4	(3.2)	—
Foreign currency exchange translation adjustment	(45.1)	57.9	92.8
Total other comprehensive (loss) income, net of tax	(41.0)	52.0	90.0
Comprehensive income	759.6	677.2	528.5
Comprehensive income attributable to noncontrolling interest	(0.6)	—	—
Comprehensive income attributable to SS&C common stockholders	$759.0	$677.2	$528.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$800.6	$625.2	$438.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	667.4	725.3	775.2
Equity in earnings of unconsolidated affiliates, net	(25.4)	1.5	(3.6)
Cash distributions received from unconsolidated affiliates	10.0	8.0	2.5
Gain on bargain purchase	(2.6)	—	—
Stock-based compensation expense	114.0	87.8	72.4
Net gains on investments	(19.0)	(24.2)	(35.1)
Amortization and write-offs of loan origination costs and original issue discounts	13.2	13.8	28.4
Loss on extinguishment of debt, net	10.9	4.1	—
Loss on sale or disposition of property and equipment	1.0	4.6	2.6
Deferred income taxes	(88.0)	(155.4)	(87.1)
Provision for credit losses	8.2	7.7	6.2
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(72.2)	24.3	9.9
Prepaid expenses and other assets	49.5	(86.9)	49.1
Contract assets	(4.0)	(2.5)	(48.1)
Accounts payable	0.6	(13.1)	(0.7)
Accrued expenses and other liabilities	2.4	(8.2)	(43.2)
Income taxes prepaid and payable	2.6	31.4	(35.0)
Deferred revenue	(40.2)	(58.7)	196.3
Net cash provided by operating activities	1,429.0	1,184.7	1,328.3
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired	7.3	(116.0)	(94.1)
Additions to property and equipment	(51.3)	(34.8)	(63.0)
Proceeds from sale of property and equipment	5.3	2.3	6.2
Additions to capitalized software	(85.3)	(71.6)	(67.4)
Investments in securities	(20.1)	(60.9)	(0.3)
Proceeds from sales / maturities of investments	50.9	60.3	65.1
(Contributions to) distributions received from unconsolidated affiliates	(66.0)	(0.1)	2.8
Collection of other non-current receivables	11.0	10.3	10.2
Net cash used in investing activities	(148.2)	(210.5)	(140.5)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	370.0	286.0	2,241.0
Repayments of debt	(889.9)	(1,024.2)	(3,364.8)
Fees paid for debt extinguishment and refinancing activities	—	—	(6.1)
Net increase (decrease) in client funds obligations	1,480.5	(504.9)	681.6
Proceeds from exercise of stock options	197.7	189.7	125.7
Withholding taxes paid related to equity award net share settlement	(7.0)	(10.9)	(22.8)
Purchases of common stock for treasury	(487.9)	(227.7)	(60.3)
Dividends paid on common stock	(174.0)	(136.1)	(107.7)
Proceeds from noncontrolling interests	67.3	—	—
Net provided by (used in) financing activities	556.7	(1,428.1)	(513.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.0)	2.4	1.7
Net increase (decrease) in cash, cash equivalents and restricted cash	1,833.5	(451.5)	676.1
Cash, cash equivalents and restricted cash, beginning of period	1,337.9	1,789.4	1,113.3
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,171.4	$1,337.9	$1,789.4

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$564.0	$209.3	$152.8
Restricted cash and cash equivalents	4.2	5.9	9.0
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	2,603.2	1,122.7	1,627.6
	$3,171.4	$1,337.9	$1,789.4
Supplemental disclosure of cash paid for:
Interest	$192.5	$236.2	$353.7
Income taxes, net of refunds	$310.4	$227.4	$222.7

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired through tenant improvement allowances	$-	$4.4	$2.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(in millions, except per share data)

	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2018	252.4	$2.5	$4,091.4	$847.1	$(343.0)	$(18.0)	$—	$4,580.0
Net income	—	—	—	438.5	—	—	—	438.5
Foreign exchange translation adjustment (Note 11)	—	—	—	—	92.8	—	—	92.8
Net change in interest rate swaps (Note 11)	—	—	—	—	(2.8)	—	—	(2.8)
Stock-based compensation expense (Note 14)	—	—	72.4	—	—	—	—	72.4
Exercise of options, net of withholding taxes (Note 14)	5.2	0.1	102.8	—	—	—	—	102.9
Dividends declared - $0.425 per share (Note 11)	—	—	0.3	(107.7)	—	—	—	(107.4)
Purchase of common stock (Note 11)	—	—	—	—	—	(60.3)	—	(60.3)
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$—	$5,116.1
Net income	—	—	—	625.2	—	—	—	625.2
Foreign exchange translation adjustment (Note 11)	—	—	—	—	57.9	—	—	57.9
Net change in interest rate swaps (Note 11)	—	—	—	—	(2.7)	—	—	(2.7)
Defined benefit pension adjustment (Note 11)	—	—	—	—	(3.2)	—	—	(3.2)
Stock-based compensation expense (Note 14)	—	—	87.8	—	—	—	—	87.8
Exercise of options, net of withholding taxes (Note 14)	6.3	—	178.8	—	—	—	—	178.8
Non-cash purchase price consideration (Note 8)	—	—	10.2	—	—	9.9	—	20.1
Dividends declared - $0.53 per share (Note 11)	—	—	0.3	(136.1)	—	—	—	(135.8)
Purchase of common stock (Note 11)	—	—	—	—	—	(227.7)	—	(227.7)
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$—	$5,716.5
Noncontrolling interest upon consolidation	—	—	46.8	—	—	—	57.2	104.0
Net income	—	—	—	800.0	—	—	0.6	800.6
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(45.1)	—	—	(45.1)
Net change in interest rate swaps (Note 11)	—	—	—	—	0.7	—	—	0.7
Defined benefit pension adjustment (Note 11)	—	—	—	—	3.4	—	—	3.4
Stock-based compensation expense (Note 14)	—	—	114.0	—	—	—	—	114.0
Exercise of options, net of withholding taxes (Note 14)	5.2	0.1	190.6	—	—	—	—	190.7
Dividends declared - $0.68 per share (Note 11)	—	—	0.3	(174.0)	—	—	—	(173.7)
Purchase of common stock (Note 11)	—	—	—	—	—	(487.9)	—	(487.9)
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2

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

We are the primary beneficiary of one of our VIE's and as such have consolidated its results as discussed in Note 12 below. Our investments in private equity funds meet the definition of a VIE; however, the private equity fund investments are not consolidated as we do not have the power to direct the entities’ most significant economic activities.

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

Accounts Receivable, net is primarily comprised of billed and unbilled receivables for which we have an unconditional right to consideration, net of an allowance for credit losses.

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

We have certain investments in unconsolidated affiliates accounted for under the equity method of accounting in which our carrying value exceeds our proportionate share of net assets of the unconsolidated affiliate. The total investment in unconsolidated affiliates, including basis differences, is included in unconsolidated affiliates on the Consolidated Balance Sheet. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on the Consolidated Statements of Comprehensive Income.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life
Land	–
Buildings	40 years
Building improvements	Shorter of 40 years or remaining life of the building
Equipment and software	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in the Consolidated Statements of Comprehensive Income.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2021 or 2020. On July 1, 2020, our reporting unit structure changed as a result of a change in our management structure. As of December 31, 2019 and through June 30, 2020, we had two reporting units, one which included the DST business, and one which included the rest of our operations. As of July 1, 2020 and through December 31, 2021, we continue to have two reporting units, though one is our health business and the other includes the rest of our operations. Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units as of December 31, 2021 and 2020. We measure the fair value of our reporting units utilizing the income method. Significant judgments required to estimate the fair value of our reporting units include determining appropriate discount rates, revenue growth rates and estimating the margin on our revenues to determine earnings before income taxes, depreciation, amortization and stock-based compensation. There were no other indefinite-lived intangible assets as of December 31, 2021 or 2020.

Customer relationships, completed technology, trade names and other identifiable intangible assets are amortized over lives ranging from two to 17 years based on the ratio that cash flows for the intangible asset bear to the total of expected future cash flows for the intangible asset.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2021 and 2020, we had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other (expense) income in the Consolidated Statements of Comprehensive Income in the periods in which they occur.

Comprehensive Income

Our comprehensive income consists of net income, foreign currency translation adjustments, a defined benefit pension plan and our proportionate share of the change in value of an interest rate swap agreement that one of our unconsolidated affiliates is a party to, which are presented in the Consolidated Statements of Comprehensive Income, net of tax and reclassifications to earnings. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the Consolidated Balance Sheets. Total comprehensive income consists of net income and other accumulated comprehensive (loss) income disclosed in the equity section of the Consolidated Balance Sheets.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts with Customer. ASU 2021-08 requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. ASU 2021-08 should be applied prospectively to business combinations that occur after the effective date. We have early adopted ASU 2021-08 as of January 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2021	2020
Accounts receivable	$521.9	$478.9
Unbilled accounts receivable	209.4	185.9
Allowance for credit losses	(17.9)	(16.8)
Total accounts receivable, net	$713.4	$648.0

The following table represents the activity for the allowance for credit losses (in millions):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$16.8	$13.2	$9.4
Charge to costs and expenses	8.2	7.7	6.2
Write-offs, net of recoveries	(7.0)	(4.2)	(2.4)
Foreign currency impact	(0.1)	0.1	—
Balance at end of period	$17.9	$16.8	$13.2

Management establishes the allowance for credit losses accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for credit losses.
Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2021	2020
Land	$49.8	$48.0
Building and improvements	307.5	307.4
Equipment, furniture, and fixtures	475.4	463.1
	832.7	818.5
Less: accumulated depreciation	(450.7)	(405.7)
Total property, plant and equipment, net	$382.0	$412.8

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $81.1 million, $105.7 million and $123.2 million, respectively.

Note 5—Leases

Our total operating lease costs were $78.0 million, $77.4 million and $79.0 million during the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in operating lease liabilities was $79.4 million, $77.7 million and $73.8 million during the years ended December 31, 2021, 2020 and 2019, respectively, and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $9.2 million and $36.3 million for the years ended December 31, 2021 and 2020, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2021 were 7.5 years and 4.8%, respectively.

Lease liabilities as of December 31, 2021 are as follows (in millions):

Maturity of Lease Liabilities
2022	$72.4
2023	61.5
2024	51.6
2025	40.4
2026	34.7
Thereafter	128.7
Total lease payments	$389.3
Less: interest	(63.3)
Present value of lease liabilities	$326.0

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $2.1 million, $2.4 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2021, 2020 and 2019 was approximately $9.1 million, $10.4 million and $9.1 million, respectively.

Lease payments to be received as of December 31, 2021 are as follows (in millions):

Lease Payments to be Received
2022	$6.8
2023	5.8
2024	2.7
2025	1.7
2026	1.7
Thereafter	8.7
Total lease payments	$27.4

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2021	2020
Non-marketable equity securities	$84.5	$84.5
Marketable equity securities	40.8	38.0
Seed capital investments	32.0	21.2
Partnership interests in private equity funds	15.5	39.8
Total investments	$172.8	$183.5

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Unrealized gains on equity securities held as of the end of the period	$6.5	$7.2	$22.0
Realized gains for equity securities sold during the period	10.9	18.6	11.3
Total gains recognized in other (expense) income, net	$17.4	$25.8	$33.3

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

As of December 31, 2021 and 2020, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,961.0	$1,961.0	$—	$—
Marketable equity securities (2)	40.8	40.8	—	—
Seed capital investments (2)	32.0	32.0	—	—
Deferred compensation liabilities (3)	(21.3)	(21.3)	—	—
Total	$2,012.5	$2,012.5	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$698.9	$698.9	$—	$—
Marketable equity securities (2)	38.0	38.0	—	—
Seed capital investments (2)	21.2	21.2	—	—
Deferred compensation liabilities (3)	(20.3)	(20.3)	—	—
Total	$737.8	$737.8	$—	$—

_____________________________________________________

(1)
Included in cash and cash equivalents and funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)
Included in investments on the Consolidated Balance Sheet.
(3)
Included in other long-term liabilities on the Consolidated Balance Sheet.

In each of the years ended December 31, 2021 and 2020, we provided $20.0 million in seed capital funding to either mutual funds or exchange-traded funds issued by one of our subsidiaries. During the year ended December 31, 2021, we redeemed $13.5 million of our seed capital investments.

In February 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of Series A convertible preferred stock of SILAC for a purchase price of $40 million. The investment is classified as a non-marketable equity security. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, SILAC is considered a related party. During the year ended December 31, 2021, we received a preferred stock dividend from SILAC of $8.0 million which is recorded in Other (expense) income on our Consolidated Statements of Comprehensive Income.

We have partnership interests in various private equity funds that are not included in the table above. Our investments in private equity funds were $15.5 million and $39.8 million at December 31, 2021 and 2020, respectively, of which $12.7 million and $35.7 million, respectively, were measured using net asset value as a practical expedient for fair value and $2.8 million and $4.1 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities.

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		December 31, 2021		December 31, 2020
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
International Financial Data Services L.P.	50.0%	$87.8	$38.2	$97.5	$41.5
Orbit Private Investments L.P.	9.8%	86.0	—	—	—
Pershing Road Development Company, LLC	50.0%	74.0	65.9	74.1	72.7
Broadway Square Partners, LLP	50.0%	54.3	29.8	52.6	29.6
Other unconsolidated affiliates		4.0	—	1.4	—
Total		$306.1	$133.9	$225.6	$143.8

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. The total investment in unconsolidated affiliates, including basis differences, is included in unconsolidated affiliates on the Consolidated Balance Sheets. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on the Consolidated Statements of Comprehensive Income.

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
International Financial Data Services L.P.	1.6	3.6	3.6
Pershing Road Development Company, LLC	(1.1)	2.8	1.7
Broadway Square Partners, LLP	1.8	1.6	1.3
Other unconsolidated affiliates	23.1	(9.5)	(3.0)
Total	$25.4	$(1.5)	$3.6

International Financial Data Services L.P. (“IFDS L.P.”) is a 50% owned joint venture with State Street Corporation with operations in Canada, Ireland and Luxembourg. Pershing Road Development Company, LLC (“PRDC LLC”) is a 50% owned special-purpose entity formed to develop and lease office space to the U.S. government. Broadway Square Partners, LLP (“Broadway Square Partners”) is a 50% owned real estate joint venture formed to purchase, finance and engage in leasing activities with us and unrelated third parties. The difference between the amount at which each of IFDS L.P., PRDC LLC and Broadway Square Partners is carried and the amount of underlying equity in net assets, will be amortized as a component of equity in earnings of unconsolidated affiliates over approximately 15 years, 28 years and 40 years, respectively. In December 2021, we obtained a 9.8% ownership interest in Orbit Private Investments L.P. (“Orbit Private Investments”), which is a provider of shareholder and pension technology, for $86.0 million.

Equity in earnings of other unconsolidated affiliates for the year ended December 31, 2021 includes a $23.4 million gain from the Kansas City Downtown Hotel Group, L.L.C unconsolidated affiliate as a result of a sale of its primary asset.

The following tables summarize related party transactions and balances outstanding with our related parties, which is primarily comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating revenues from related parties	$71.7	$44.4	$3.7
Amounts paid to related parties (1)	50.5	43.0	20.4
Distributions received from related parties	30.1	8.1	3.3

	December 31,
	2021	2020
Outstanding advances/loans to related parties	$1.9	$1.9
Trade accounts receivable from related parties	13.2	13.9
Total amounts receivable from related parties	$15.1	$15.8

Amounts payable to related parties	$0.7	$2.1
(1)
Excludes amounts paid to our unconsolidated joint ventures related to loans, advancements and other capital investments.

Operating revenues from related parties were primarily generated from services provided for the use of our proprietary software and software development services. Payments to our related parties include transfer agency subcontracting services performed by IFDS L.P. and payments to other unconsolidated real estate joint ventures for rent and other facility costs. For the year ended December 31, 2021, distributions received include $10.0 million return on investment and $20.0 million return of investment related to our investments in IFDS L.P. and the Kanas City Downtown Hotel Group, L.L.C., respectively. For the year ended December 31, 2020, distributions received include $8.0 million return on investment related to our investments in IFDS L.P. and PRDC LLC.

Note 8—Acquisitions

2021 Acquisitions

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

The net assets and results of operations of Capita have been included in our Consolidated Financial Statements from March 1, 2021. The excess of fair values of the net assets over the purchase price was recorded as a gain on bargain purchase within other income, net on the Consolidated Statement of Comprehensive Income.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2021 includes $34.8 million in revenues from Capita’s operations.

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

The net assets and results of operations of Captricity have been included in our Consolidated Financial Statements from March 24, 2020. The fair value of intangible assets, consisting of customer relationships and completed technology, was determined using the income approach. Specifically, the relief from-royalty method was utilized for the completed technology and the excess earnings method was utilized for the customer relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships and the completed technology are expected to be amortized over approximately 15 and seven years, respectively, in each case the estimated lives of the assets. The fair value of deferred revenue was determined using the market approach. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The following summarizes the preliminary allocation of the purchase price for the 2021 acquisition of Capita. The amounts pending finalization include accrued liabilities and the evaluation of taxes. The following also summarizes the final allocation of the purchase price for the 2020 acquisitions of Innovest and Captricity (in millions):

	Capita	Innovest	Captricity
Accounts receivable	$3.8	$6.2	$0.3
Fixed assets	0.5	1.6	—
Other assets	5.5	3.2	2.1
Acquired client relationships and contracts	—	39.2	3.6
Completed technology	—	20.1	7.0
Trade names	—	3.6	0.2
Goodwill	—	53.6	5.4
Accounts payable	(3.5)	(1.1)	(0.4)
Accrued employee compensation and benefits	—	(1.1)	(0.3)
Deferred revenue	(3.1)	(1.4)	(2.1)
Other liabilities assumed	(7.7)	(4.9)	(0.7)
Gain on bargain purchase	(2.6)	—	—
Consideration paid, net of cash acquired	$(7.1)	$119.0	$15.1

Additionally, we acquired Millennium Consulting Services in December 2020 for approximately $2.7 million.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with us and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

We recorded severance expense related to personnel reductions in connection with the continued integration efforts associated with the acquisitions of DST, Eze, Intralinks and Algorithmics. The amount of severance expense recognized in our Consolidated Statements of Comprehensive Income was as follows (in millions):

	For the Year Ended December 31,
Consolidated Statements of Comprehensive Income Classification	2021	2020	2019
Cost of software-enabled services	$11.4	$21.0	$4.4
Cost of license, maintenance and other related	1.1	1	—
Total cost of revenues	12.5	22.1	4.4
Selling and marketing	1.6	1.5	6.8
Research and development	5.6	5.2	1.5
General and administrative	2.2	3.3	3.2
Total operating expenses	9.4	10.0	11.5
Total severance expense	$21.9	$32.1	$15.9

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Capita occurred on January 1, 2020 and the acquisitions of Innovest and Captricity occurred on January

1, 2019, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2021	2020	2019
Revenues	$5,058.4	$4,727.6	$4,700.5
Net income	$798.9	$629.8	$450.4

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2019	$7,959.9
2020 acquisitions	60.4
Adjustments to prior acquisitions	11.6
Effect of foreign currency translation	46.8
Balance at December 31, 2020	$8,078.7
Adjustments to prior acquisitions	(0.3)
Effect of foreign currency translation	(32.9)
Balance at December 31, 2021	$8,045.5

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2021	2020
Customer relationships	$4,490.0	$4,728.7
Completed technology	1,381.6	1,438.1
Trade names	241.6	262.0
Other	43.0	45.8
Total intangible assets	6,156.2	6,474.6
Less: accumulated amortization	(2,749.0)	(2,572.9)
Total intangible assets, net	$3,407.2	$3,901.7

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2021, is expected to approximate (in millions):

Year Ending December 31,
2022	$492.1
2023	458.0
2024	432.1
2025	394.8
2026	362.2
Thereafter	1,268.0
Total	$3,407.2

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $526.5 million, $580.1 million and $633.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net capitalized software costs of $156.6 million and $132.7 million are included in the December 31, 2021 and 2020 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

Amortization expense related to capitalized software development costs was $59.8 million, $39.5 million and $19.0 million for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Note 10—Debt

At December 31, 2021 and 2020, debt consisted of the following (in millions):

	December 31,
	2021	2020
Senior secured credit facilities, weighted-average interest rate of 1.85% and 1.90%, respectively	$3,974.5	$4,485.9
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	5.2	10.1
Unamortized original issue discount and debt issuance costs	(30.8)	(53.6)
	5,948.9	6,442.4
Less: current portion of long-term debt	47.4	53.9
Long-term debt	$5,901.5	$6,388.5

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

The Credit Agreement includes four tranches of term loans (together the “Initial Term Loans”): (i) a $518.6 million term B-1 facility for SS&C (“Term B-1 Loan”), which was repaid in full in 2019; (ii) a $5.9 million term B-2 facility for SS&C SARL (“Term B-2 Loan”), which was repaid in full in 2018; (iii) a $5.046 billion term B-3 facility, which matures on April 16, 2025 for SS&C (“Term B-3 Loan”); and (iv) a $1.8 billion term B-4 facility, which matures on April 16, 2025 for SS&C SARL (“Term B-4 Loan”). In addition, the Credit Agreement has a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”), of which $247.3 million was available as of December 31, 2021. The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $2.7 million was utilized as of December 31, 2021.

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

As of December 31, 2021, there was $1,244.3 million in principal amount outstanding under the Term B-3 Loan, $1,010.0 million in principal amount outstanding under the Term B-4 Loan and $1,720.2 million in principal amount outstanding under the Term B-5 Loan. There were no principal amounts outstanding under the Term B-1 Loan and Term B-2 Loan.

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

At any time on or after March 30, 2022, we may redeem some or all of the Senior Notes, in whole or in part, at the redemption prices set forth in the following table, expressed as a percentage of the principal amount, plus accrued and unpaid interest to the redemption date:

Redemption Year	Price
2022	104.125%
2023	102.750%
2024	101.375%
2025 and thereafter	100.000%

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

As of December 31, 2021, there was $2.0 billion in principal amount of Senior Notes outstanding.

Debt Issuance Costs and Loss on Extinguishment of Debt

We accounted for the Pricing Amendment as a debt modification with respect to amounts that were obligations of lenders that exited the syndicate or remained in the syndicate but experienced a change in cash flows of greater than 10% in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, which resulted in $2.8 million loss on extinguishment of debt in 2020. The loss on extinguishment of debt includes the write-off of a portion of the unamortized capitalized financing fees related to our Credit Agreement for amounts accounted for as a debt extinguishment, as well as new financing fees for amounts accounted for as a debt modification. During 2020, we purchased $184.8 million principal amount of our Term Loans in privately negotiated transactions, which resulted in a gain on extinguishment of debt of $0.8 million. We made additional principal payments prior to their scheduled maturity in 2021 and 2020, which resulted in a loss on extinguishment of debt of $10.9 million and $2.2 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

We capitalized an aggregate of $6.1 million in financing costs in connection with the issuance of our Senior Notes and repayment of a portion of our Term B-3 Loan in 2019, in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments. We accounted for the refinancing as a debt modification with respect to amounts that remained obligations of the same lender with minor changes in cash flows and as a debt extinguishment with respect to amounts that were obligations of lenders which remained but experienced a change in cash flows of greater than 10%. Other costs of $7.1 million, incurred in connection with the issuance of the Senior Notes, which did not meet the criteria for capitalization, are included in loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income during 2019.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$3,974.5	$3,943.5	$4,485.9	$4,426.0
5.5% senior notes due 2027	2,000.0	2,094.8	2,000.0	2,136.0
Other indebtedness	5.2	5.2	10.1	10.2

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Future Maturities of Debt

At December 31, 2021, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2022	$47.4
2023	43.8
2024	43.0
2025	3,845.5
2026	—
Thereafter	2,000.0
Total	$5,979.7

Note 11—Stockholders’ Equity

Common Stock Issuance

In May 2020, we used 0.4 million shares from treasury stock in connection with our acquisition of Innovest.

Dividends

In 2021, we paid a quarterly cash dividend of $0.16 per share of common stock in March, June and September and $0.20 per share of common stock in December, totaling $174.0 million. In 2020, we paid a quarterly cash dividend of $0.125 per share of common stock in March and June and $0.14 per share of common stock in September and December, totaling $136.1 million. In 2019, we paid a quarterly cash dividend of $0.10 per share of common stock in March, June and September and $0.125 per share of common stock in December, totaling $107.7 million.

Stock Repurchase Program

In August 2019, our Board of Directors authorized the repurchase of up to $500 million of our common stock on the open market or in privately negotiated transactions. In July 2020, our Board of Directors authorized the renewal and increase of our stock repurchase program, which enabled us to repurchase up to $750 million in the aggregate of our outstanding common stock. In July 2021, our Board of Directors authorized a stock repurchase program, which enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock. Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During 2021, 2020 and 2019, we repurchased 6.8 million, 3.7 million and 1.3 million shares of common stock for approximately $487.9 million, $227.7 million and $60.3 million, respectively.

Other Comprehensive (Loss) Income

Accumulated other comprehensive loss (income) balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2.8)	$(250.2)	$—	$(253.0)
Net current period other comprehensive (loss) income	(2.7)	57.9	(3.2)	52.0
Balance, December 31, 2020	$(5.5)	$(192.3)	$(3.2)	$(201.0)
Net current period other comprehensive income (loss)	0.7	(45.1)	3.4	(41.0)
Balance, December 31, 2021	$(4.8)	$(237.4)	$0.2	$(242.0)

Adjustments to accumulated other comprehensive (loss) income attributable to us are as follows (in millions):

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gain (loss) on interest rate swaps	$0.4	$(0.3)	$(3.7)	$1.0	$(5.6)	$1.0
Reclassification of losses into net earnings on interest rate swaps	0.6	—	—	—	1.8	—
Net change in cash flow hedges	1.0	(0.3)	(3.7)	1.0	(3.8)	1.0
Defined Benefit Pension
Unrealized net gains (losses) on defined benefit pension plan	3.4	—	(3.9)	0.7	—	—
Net change in defined benefit pension	3.4	—	(3.9)	0.7	—	—
Foreign Currency Translation
Current period translation adjustments	(45.5)	0.4	58.8	(0.9)	92.8	—
Net cumulative translation adjustments	(45.5)	0.4	58.8	(0.9)	92.8	—
Total other comprehensive (loss) income	$(41.1)	$0.1	$51.2	$0.8	$89.0	$1.0

Note 12—Variable Interest Entity

On July 15, 2021 (the “Effective Date”), we entered into an agreement whereby we obtained an 80.2% interest in DomaniRx, LLC (“DomaniRx”), a variable interest entity under GAAP. The purpose of DomaniRx is to develop a contemporary, cloud-native platform to support the operation of a full service pharmacy benefits manager. At formation, we contributed cash, a non-exclusive license of our claims processing platform known as RxNova and assigned a services agreement we have with one of the other parties in the agreement. The other parties contributed cash and other intangible assets at formation. We will perform development work, day-to-day management, services related to the fulfillment of the assigned services agreement and certain shared services under subcontract with DomaniRx in exchange for market-based fees.

In addition to the initial contributions, each member of the agreement is responsible for future additional cash capital contributions in accordance with each member's ownership interest in DomaniRx at the time of the call. Our additional cash capital contribution is up to $240.6 million. We are then solely responsible for a further development cost overage of up to $100.0 million for no additional ownership interest.

We have the power to direct the majority of the activities of DomaniRx that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits from DomaniRx. Accordingly, we determined that we are the primary beneficiary of DomaniRx and consolidate its results.

As of formation, DomaniRx held net assets of $288.8 million, comprised of cash and cash equivalents of $138.3 million, of which we contributed $71.0 million, and intangible assets of $150.5 million, of which we contributed $113.8 million based on our historical cost basis, in our Consolidated Balance Sheets. There were no liabilities related to DomaniRx in the Consolidated Balance Sheets as of formation. Upon the initial formation and consolidation of DomaniRx in July 2021, we recorded a $57.2 million noncontrolling interest.

The carrying value of the assets and liabilities associated with DomaniRx included in the Consolidated Balance Sheets as of December 31, 2021, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

December 31,
2021
Assets:
Cash and cash equivalents	$139.5
Intangible assets	144.5
Other assets	8.7
Liabilities:
Other liabilities	0.6

Note 13—Revenue

Deferred revenues primarily represents unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of December 31, 2021 and 2020, approximately $61.0 million and $53.9 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $273.8 million, $289.7 million and $204.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, revenue of approximately $538.7 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $287.6 million is expected to be recognized over the next twelve months. As of December 31, 2020, revenue of approximately $595.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $301.9 million is expected to be recognized over the next twelve months.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$3,628.2	$3,427.4	$3,383.6
United Kingdom	596.0	569.9	652.9
Europe (excluding United Kingdom), Middle East and Africa	327.9	251.3	216.5
Asia-Pacific and Japan	228.0	193.3	207.6
Canada	190.5	148.7	107.5
Americas, excluding United States and Canada	80.4	77.3	64.8
Total	$5,051.0	$4,667.9	$4,632.9

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2021	2020	2019
Software-enabled services	$4,256.1	$3,891.3	$3,869.2
Maintenance and term licenses	671.2	663.1	644.2
Professional services	101.4	90.5	84.7
Perpetual licenses	22.3	23.0	34.8
Total	$5,051.0	$4,667.9	$4,632.9

Note 14—Stock-based Compensation

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

We generally settle RSUs, RSAs, stock appreciation rights (“SARs”), performance-based stock units (“PSUs”), and stock option exercises with newly issued common shares.

Restricted Stock Units

At December 31, 2021 there was no remaining unearned non-cash stock-based compensation related to RSUs. At December 31, 2020, there was approximately $0.8 million of unearned non-cash stock-based compensation related to RSUs.

Performance-based Stock Units

In July 2021, we granted performance-based stock units under the 2014 Plan at a grant date fair value of $75.03 per share. These awards include established annual earnings per share growth targets and will measure performance against the target over the 2-year performance period. Performance is measured relative to a 2-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSUs that are earned if they remain employed through the final determination of the satisfaction of these performance goals through June 30, 2023. The total number of units to be issued if we achieve the targeted growth rate during the measurement period is 0.4 million. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of units, if the annual growth rate meets or exceeds a specified level. At December 31, 2021 there was approximately $25.7 million of unearned non-cash stock-based compensation related to PSUs that we expect to recognize as expense over a remaining period of approximately 1.6 years.

Time-based Stock Options and SARs

Time-based stock options and SARs granted under the 2006 Plan, the 2008 Plan and the 2014 Plans generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All outstanding time-based stock options and SARs vest upon a change in control, subject to certain conditions. Time-based stock options and SARs granted during 2021, 2020 and 2019 have a weighted-average grant date fair value of $22.28, $18.06 and $14.85 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based stock options and SARs vested during the years ended December 31, 2021, 2020 and 2019 was approximately $103.0 million, $81.1 million and $75.5 million, respectively. At December 31, 2021 and 2020, there was approximately $270.1 million and $302.7 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options and SARs that we expect to recognize as expense over a weighted-average remaining period of approximately 2.8 years and 3.1 years, respectively.

Performance-based Stock Options

In March and December 2021, we granted performance-based stock options (“PSOs”) under the 2014 Plan. These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSOs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of options, if the annual growth rate meets or exceeds a specified level. PSOs granted during 2021 have a weighted-average grant date fair value of $21.88 per share, based on the Black-Scholes options pricing model. During the year ended December 31, 2021, no PSOs have vested. At December 31, 2021, there was approximately $103.2 million of unearned non-cash stock-based compensation related to PSOs that we expect to recognize as expense over a remaining period of approximately 3.1 years.

For the stock-options and SARs valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based stock options and SARs			PSOs
	2021	2020	2019	2021
Expected term to exercise (years)	4.0	4.0	4.0	4.0
Expected volatility	36.42%	34.85%	30.35%	36.34%
Risk-free interest rate	1.07%	0.28%	1.71%	1.03%
Expected dividend yield	0.98%	0.80%	0.82%	0.98%

Total Stock Options, SARs, RSUs and PSUs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	Year Ended December 31,
	2021			2020			2019
Consolidated Statements of Comprehensive Income Classification	Options, SARs	RSUs, PSUs	Total	Options, SARs	RSUs	Total	Options, SARs	RSUs	Total
Cost of software-enabled services	$39.1	$3.7	$42.8	$32.2	$2.3	$34.5	$24.9	$4.6	$29.5
Cost of license, maintenance and other related	5.2	0.1	5.3	5.3	—	5.3	4.5	0.2	4.7
Total cost of revenues	44.3	3.8	48.1	37.5	2.3	39.8	29.4	4.8	34.2
Selling and marketing	19.1	1.5	20.6	13.1	0.7	13.8	10.5	0.6	11.1
Research and development	14.2	0.8	15.0	11.1	0.2	11.3	9.2	0.1	9.3
General and administrative	28.4	1.9	30.3	21.4	1.5	22.9	16.2	1.6	17.8
Total operating expenses	61.7	4.2	65.9	45.6	2.4	48.0	35.9	2.3	38.2
Total stock-based compensation expense	$106.0	$8.0	$114.0	$83.1	$4.7	$87.8	$65.3	$7.1	$72.4

The associated future income tax benefit recognized was $22.5 million, $17.4 million and $13.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, the amount of cash received from the exercise of stock options was $197.7 million, with an associated tax benefit from stock awards realized of $43.6 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2021 was approximately $183.7 million. For the year ended December 31, 2020, the amount of cash received from the exercise of stock options was $189.7 million, with an associated tax benefit from stock awards realized of $48.6 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2020 was approximately $196.9 million. For the year ended December 31, 2019, the amount of cash received from the exercise of stock options was $125.7 million, with an associated tax benefit from stock awards realized of $48.7 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2019 was approximately $156.8 million.

The following table summarizes stock option and SAR activity as well as RSU and PSU activity as of and for the years ended December 31, 2021, 2020 and 2019 (share data in millions):

	Stock Options and SARs		RSUs and PSUs
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	39.8	$35.48	1.4	$50.44
Granted	9.0	$60.82	—	$—
Cancelled/forfeited	(1.7)	$46.84	(0.1)	$40.69
Vested	—	$—	(0.8)	$45.89
Exercised	(5.0)	$27.76	—	$—
Outstanding at December 31, 2019	42.1	$41.37	0.5	$44.94
Granted	8.4	$70.35	—	$—
Cancelled/forfeited	(1.4)	$52.45	—	$—
Vested	—	$—	(0.3)	$45.42
Exercised	(6.4)	$31.57	—	$—
Outstanding at December 31, 2020	42.7	$48.16	0.2	$44.96
Granted	9.5	$80.24	0.4	$75.03
Cancelled/forfeited	(2.1)	$61.90	—	$—
Vested	—	$—	(0.2)	$45.59
Exercised	(5.2)	$39.23	—	$—
Outstanding at December 31, 2021	44.9	$55.31	0.4	$75.03

In addition to the amounts reflected in the table above, an additional 4.5 million stock options and 0.3 million stock units may be granted if all performance award criteria is achieved at the maximum level.

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are expected to vest at December 31, 2021:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
24.4	$42.19	$972.3	5.51	44.9	$55.31	$1,197.5	7.07

Note 15—Benefit Plans

We sponsor defined contribution plans that cover our domestic and international employees following the completion of an eligibility period. During the years ended December 31, 2021, 2020 and 2019, we incurred $99.2 million, $92.0 million and $91.4 million, respectively, of employer contribution expenses under these plans. Additionally, we sponsor a defined benefit pension plan, which has total assets of $26.3 million and a net asset of $2.6 million as of December 31, 2021. The defined benefit pension plan we sponsor had total assets of $25.1 million and a net liability of $1.2 million as of December 31, 2020.

Note 16—Basic and Diluted Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with the relevant standards. Basic EPS includes no dilution and is computed by dividing income available to our common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, SARs, RSUs and PSUs using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares would be anti-dilutive because their total assumed proceeds exceed the average fair value of common stock for the period. We have two classes of common stock, each with identical participation rights to earnings and liquidation preferences, and therefore the calculation of EPS as described above is identical to the calculation under the two-class method.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to SS&C common stockholders	$800.0	$625.2	$438.5

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	255.6	256.4	252.9
Weighted-average common stock equivalents – stock options and restricted shares	11.7	10.2	11.3
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	267.3	266.6	264.2

Earnings per share attributable to SS&C common stockholders – Basic	$3.13	$2.44	$1.73
Earnings per share attributable to SS&C common stockholders – Diluted	$2.99	$2.35	$1.66

Weighted-average stock options, SARs, RSUs and PSUs representing 8.9 million, 9.6 million and 4.5 million shares were outstanding for the years ended December 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 17—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
U.S.	$831.0	$593.4	$342.7
Foreign	206.0	182.4	189.0
Income before income taxes	$1,037.0	$775.8	$531.7

The income tax provision consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$190.9	$190.0	$84.6
Foreign	60.8	43.5	44.9
State	72.7	72.5	50.8
Total	324.4	306.0	180.3
Deferred:
Federal	(64.6)	(97.7)	(50.7)
Foreign	4.0	(3.8)	(8.9)
State	(27.4)	(53.9)	(27.5)
Total	(88.0)	(155.4)	(87.1)
Total	$236.4	$150.6	$93.2

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 21% to income before income taxes as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Computed “expected” tax expense	$217.8	$162.9	$111.7
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	35.8	14.0	18.0
Foreign operations	(10.8)	1.9	1.7
Effects of stock based compensation	(24.4)	(25.7)	(21.8)
Effect of valuation allowance	4.1	0.3	(6.5)
Uncertain tax positions	8.9	(4.6)	(8.0)
Tax credits	(7.4)	(7.9)	(9.4)
Change in rate	13.5	6.1	-
Other	(1.1)	3.6	7.5
Provision for income taxes	$236.4	$150.6	$93.2

The components of deferred income taxes at December 31, 2021 and 2020 are as follows (in millions):

	2021		2020
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	22.1	—	25.2	—
Deferred compensation	56.4	—	46.1	—
Tax credit carryforwards	34.8	—	36.6	—
Accrued expenses	24.5	—	13.4	—
Leases	83.8	75.2	97.5	88.5
Other	75.7	12.3	87.7	12.9
Depreciable and amortizable property	—	847.4	—	971.5
Investments	—	148.1	—	117.1
Total	297.3	1,083.0	306.5	1,190.0
Valuation allowance	(40.7)	—	(31.8)	—
Total	$256.6	$1,083.0	$274.7	$1,190.0

At December 31, 2021 and 2020, we had accrued a deferred income tax liability for foreign withholding taxes of $10.2 million and $10.2 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2021, we have domestic federal net operating loss carryforwards of $19.7 million, which will begin to expire in 2026 and state net operating loss carryforwards of $133.0 million, which will begin to expire in 2022. At December 31, 2021, we have foreign net operating loss carryforwards of $44.5 million, of which $37.1 million can be carried forward indefinitely. The remaining $7.4 million will begin to expire in 2022.

At December 31, 2021, we have tax credit carryforwards of $34.8 million relating to domestic and foreign jurisdictions, of which $21.1 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2022, $10.1 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2022, $3.0 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2025 and $0.6 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2025. The domestic credits consist primarily of federal and state research and development credits and foreign tax credits, while the foreign credits consist primarily of minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded valuation allowances of $40.7 million at December 31, 2021 related primarily to certain foreign and state net operating loss carryforwards, tax credit carryforwards and disallowed interest expense carryforwards, and $31.8 million at December 31, 2020 related primarily to certain foreign and state net operating loss carryforwards and tax credit carryforwards. Of the $40.7 million valuation allowance recorded at December 31, 2021, $6.9 million relates to foreign net operating losses that do not expire.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in millions):

Balance at December 31, 2019	$132.2
Increases related to current year tax positions	11.6
Decreases related to prior tax positions	(0.9)
Lapse in statute of limitation	(15.2)
Balance at December 31, 2020	$127.7
Increases related to current year tax positions	13.1
Increases related to prior tax positions	1.7
Lapse in statute of limitation	(9.3)
Foreign exchange translation adjustment	(0.3)
Balance at December 31, 2021	$132.9

We accrued potential penalties and interest on the unrecognized tax benefits of $3.4 million and $0.3 million during 2021 and 2020, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $32.8 million and $29.9 million at December 31, 2021 and 2020, respectively. Our unrecognized tax benefits increased from 2020 to 2021 due to increases in current and prior year tax positions, offset partially by a decrease due to a lapse in the statute of limitations for certain domestic filings. Our unrecognized tax benefits decreased from 2019 to 2020 due to a lapse in the statute of limitations for certain domestic tax filings, settlements with state tax authorities and decreases in prior year tax positions, offset partially by an increase in current year tax positions. Our unrecognized tax benefits as of December 31, 2021 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2021.

We are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, India, California, Massachusetts, Missouri, New Jersey and New York. In these major jurisdictions, we are no longer subject to examination by tax authorities prior to tax years ending 2017, 2020, 2013, 2007, 2018, 2018, 2017 and 2015, respectively. Our U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2017 through December 31, 2019. Our India income tax returns are currently under audit or in appeals for tax periods ending March 31, 2013, March 31, 2014, March 31, 2016, March 31, 2017, March 31, 2018, and March 31, 2019. Our California income tax returns are currently under audit or in appeals for the tax periods ended December 31, 2007 through 2016, December 31, 2018, and December 31, 2019. Our New York income tax returns are currently under audit for the tax periods ended December 31, 2015 through 2018.

Note 18—Commitments and Contingencies

Purchase Obligations

Our contractual cash obligations for our committed purchase obligations as of December 31, 2021 are as follows (in millions):

Year Ending December 31,
2022	$82.1
2023	29.6
2024	10.4
2025	0.3
2026 and thereafter	—
Total	$122.4

Legal Proceedings

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

During the third quarter of 2021, in connection with the ongoing DST ERISA matters and associated legal proceedings described below, including the arbitration awards discussed below, we recorded an accrued liability and expense of $43.4 million to Other (expense) income, net on the Consolidated Statements of Comprehensive Income. Due to the inherent uncertainties associated with the resolution of this litigation, including the arbitration matters, the ultimate resolution of and any additional potential exposure related to these matters is uncertain at this time.

On September 1, 2017, a putative representative action was filed on behalf of the DST 401(k) Profit Sharing Plan (the “Plan”) in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al. (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”), alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”). The DST Defendants answered the operative complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against DST. Both DST and Ruane have filed answers denying the crossclaims asserted against them. On March 8, 2021, the Court entered an order denying without prejudice the plaintiffs’ (the “Ferguson Plaintiffs”) then-pending motions for leave to file a third amended complaint and for class certification, ordering that the parties address the effect, if any, on the Ferguson Plaintiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit Court in Cooper v. Ruane Cunniff & Goldfarb Inc. The Ferguson Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification, which motions were fully briefed on May 10, 2021. On August 17, 2021, the Court entered an order certifying a mandatory, non-opt-out class under Federal Rule of Civil Procedure 23(b)(1) that includes all plan participants other than certain plan fiduciaries. Arbitration Claimants, and the Canfield Plaintiffs and Mendon Plaintiffs, each as defined below, filed petitions under Federal Rule of Civil Procedure 23(f) with the Second Circuit on August 30, 2021 and August 31, 2021, respectively, seeking interlocutory review of the Ferguson class certification order, which the Ferguson Plaintiffs and the DST Defendants opposed. The Rule 23(f) petitions remain pending before the Second Circuit. On August 23, 2021, the DST Defendants moved for a temporary restraining order and preliminary injunction against other proceedings, including the below-described arbitrations, which arise out of or relate to the allegations in Ferguson. Following briefing, on November 18, 2021, the Court granted the DST Defendants’ motion and entered a preliminary injunction enjoining the Ferguson class members, including Arbitration Claimants, from instituting new actions or litigating in arbitration or other proceedings against the DST Defendants matters arising out of or relating to the facts or transactions alleged in the Ferguson amended complaint. On November 18, 2021, the Court also ordered the DST Defendants and Arbitration Claimants to submit briefing regarding how the arbitration awards that have been entered against the DST Defendants should be handled in light of the Court’s class certification order and preliminary injunction.

On December 15, 2021, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed appeals of the Court’s preliminary injunction. On December 23, 2021, the DST Defendants, Arbitration Claimants, and the Ferguson Plaintiffs submitted briefs concerning the treatment of the arbitration awards that have been entered against the DST Defendants, and further briefing by the DST Defendants and Arbitration Claimants was submitted on January 26, 2022. On December 31, 2021, Arbitration Claimants moved by order to show cause for an immediate stay of the preliminary injunction pending their appeal to the Second Circuit. On January 3, 2022, the Court denied Arbitration Claimants motion for an immediate stay and ordered the DST Defendants to show cause as to why the Court should not issue a stay of the preliminary injunction pending appeal. The show-cause order was fully briefed on January 10, 2022. On February 3, 2022, the Court denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. In the same order, the Court held that it would determine the status of the arbitration awards already entered against DST at final judgment in the Ferguson action, either after trial or after settlement. On February 4, 2022, Arbitration Claimants filed a motion in the Second Circuit to stay the preliminary injunction pending their appeal of the Court’s preliminary injunction, which the DST Defendants opposed on February 14, 2022. On February 8, 2022, Arbitration Claimants noticed an appeal of the Court’s February 3, 2022 order.

On July 10, 2020, the Ferguson Plaintiffs and the DST Defendants reached an agreement in principle to settle the class claims for $27 million, subject to the occurrence of certain conditions, including: Court certification of a “non‑opt-out” class in the case that includes as class members all participants of the Plan, Court approval of the settlement in accordance with applicable law and the satisfactory resolution of claims made by certain other litigants. On September 18, 2020, the parties submitted a letter to the Court disclosing that the Ferguson Plaintiffs and Ruane also had reached a settlement in principle, subject to Court approval. The Ferguson Plaintiffs and the DST Defendants entered into a settlement agreement dated January 8, 2021 memorializing the terms of their proposed settlement, which was filed by the Ferguson Plaintiffs with the Court on the same date. On January 12, 2021, the Ferguson Plaintiffs moved for preliminary approval of the settlement with the DST Defendants, as well as preliminary approval of a separate settlement reached between the Ferguson Plaintiffs and Ruane. Arbitration Claimants and the U.S. Department of Labor (“DOL”) objected to various aspects of those settlements in filings dated January 15, 2021, January 27, 2021, and February 5, 2021. On August 17, 2021, the Court denied the Ferguson Plaintiffs’ motion for preliminary approval of the settlement on the terms proposed.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs (the “Canfield Plaintiffs”). On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs (the “Mendon Plaintiffs”). These complaints name as defendants SS&C, the DST Defendants, and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these actions purport to be brought as individual actions and not putative class actions. On July 10, 2020, the Court entered an order granting the DST Defendants’ motion to disqualify plaintiffs’ counsel in the Canfield and Mendon actions. On March 17, 2021, the Court issued an opinion and order denying the DST Defendants’ motion to disqualify counsel from the arbitrations described below. On April 12, 2021, the Canfield Plaintiffs and Mendon Plaintiffs filed notices of voluntary dismissal dismissing their claims against Ruane with prejudice, which were entered by the Court on April 13, 2021. On April 22, 2021, the DST Defendants filed motions to dismiss the Canfield and Mendon actions. Those motions were fully briefed on May 28, 2021. On November 19, 2021, the Court dismissed the Canfield and Mendon actions. On December 17, 2021, the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s November 19, 2021 orders dismissing their respective actions to the Second Circuit. That appeal remains pending.

On October 8, 2019, a substantially similar action to the above-described Ferguson, Canfield, Mendon and below-described arbitration matters captioned Scalia v. Ruane, Cunniff & Goldfarb Inc. was filed by the DOL in the United States District Court for the Southern District of New York naming as defendants DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and certain of DST’s former officers and directors, and alleging that the DST Defendants breached fiduciary duties in violation of ERISA in connection with the Plan. The complaint also names as defendants Ruane and its former Chairman and Chief Executive Officer Robert D. Goldfarb. In the complaint, the DOL seeks disgorgement, damages and any other appropriate injunctive or equitable relief. The DST Defendants moved to dismiss the complaint on December 4, 2020 on the ground that the DOL’s complaint is time-barred. Other defendants also filed motions to dismiss on the same and other grounds. Briefing on the motions to dismiss was completed on February 5, 2021. All defendants’ motions to dismiss remain pending.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 579 substantially similar individual demands for arbitration through January 27, 2021, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions. On November 24, 2021, in light of the preliminary injunction entered in Ferguson discussed above, the American Arbitration Association ceased administration of the arbitrations brought by members of the Ferguson class, which includes all of the Arbitration Claimants with the exception of certain former Plan fiduciaries. As of November 24, 2021, 557 demands for arbitration had been submitted to the American Arbitration Association (the “AAA”). As of the date on which the preliminary injunction was entered, those individual arbitrations were at various stages depending on the particular proceeding. Certain of those arbitrations had resulted in awards against DST and others had resulted in decisions finding no liability as against DST. Many of those decisions were subject to further appeal within the AAA. Certain of the arbitration proceedings had been resolved in whole or in part by settlement. Between August 20, 2021 and November 17, 2021, counsel for Arbitration Claimants filed 177 motions to confirm certain of the arbitration awards. DST filed responses to those motions. Between October 4 and December 22, 2021, the Western District of Missouri issued orders confirming those 177 arbitration awards and entering judgments against DST. DST has appealed those judgments to the Eighth Circuit. On November 20, 2021, DST requested that the Eighth Circuit stay the pending appeals in light of the preliminary injunction entered in Ferguson. On December 3, 2021, the Eighth Circuit ordered the parties to brief DST’s stay request. On December 17, 2021, Arbitration Claimants and DST filed with the Eighth Circuit their respective briefs addressing the DST’s stay request. On January 3, 2022, the Eighth Circuit declined to stay the briefing schedule on the pending appeals and consolidated those appeals. DST’s opening brief in the Eighth Circuit is due March 24, and the Eighth Circuit has placed the matter on the court's oral argument calendar for the week of June 13-17, 2022. On November 9, 2021, counsel for Arbitration Claimants filed in the Western District of Missouri a petition to compel arbitration captioned Addison v. DST Systems, Inc. (the “Addison Petition”) on behalf of 155 Arbitration Claimants, which DST opposed. On February 14, 2022, the Western District of Missouri stayed the Addison Petition pending resolution of DST's appeals of the confirmation of the 166 arbitration awards to the Eighth Circuit.

We continue to vigorously defend these matters.

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan as plaintiffs filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserts claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments and claims for actual and constructive fraudulent conveyances. On May 24, 2021, Defendant Robert Goldfarb filed an answer to the complaint. On September 17, 2021, the remaining defendants filed a pre-motion letter requesting permission to file a motion to dismiss the complaint. On September 22, 2021, the DST plaintiffs responded to the remaining defendants’ pre-motion letter. On November 5, 2021, the Court denied the remaining defendants’ request for a pre-motion conference and granted the remaining defendants leave to file a motion to dismiss. On December 17, 2021, the remaining defendants filed a motion to dismiss the DST plaintiffs’ complaint. The DST plaintiffs’ opposition brief is due on March 11, 2022, and the motion is scheduled to be fully briefed by April 1, 2022.

Note 19—Segment and Geographic Information

We operate in one operating segment. Our geographic regions consist of the (a) United States, (b) Europe, Middle East and Africa, (c) Asia Pacific and Japan, (d) Canada and (e) the Americas, excluding the United States and Canada.

Long-lived assets as of December 31, were (in millions):

	2021	2020	2019
United States	$285.7	$307.1	$350.2
Europe, Middle East and Africa	80.7	86.6	95.7
Asia-Pacific and Japan	20.6	25.0	25.5
Canada	5.1	5.4	6.1
Americas, excluding United States and Canada	0.3	0.4	0.5
Total	$392.4	$424.5	$478.0

Note 20—Subsequent Events

Dividend Declared

On February 17, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock payable on March 15, 2022 to stockholders of record as of the close of business on March 1, 2022.

Pending Acquisition

On December 1, 2021, we issued an announcement disclosing that our Board of Directors along with the Board of Directors of Blue Prism Group plc (“Blue Prism”) had reached an agreement on the terms of our recommended acquisition of Blue Prism. Under the terms of the acquisition, we will acquire Blue Prism for a value of approximately $1.7 billion. The closing, which is expected to occur in the first or second quarter of 2022, remains subject to a number of conditions. We plan to fund the acquisition with a combination of cash on hand and debt.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2022 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2022 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2022 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2022 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2022 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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

** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 25, 2022
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 25, 2022
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 25, 2022
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 25, 2022
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 25, 2022
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 25, 2022
Jonathan E. Michael

/s/ David A. Varsano	Director	February 25, 2022
David A. Varsano

/s/ Michael J. Zamkow	Director	February 25, 2022
Michael J. Zamkow