Form 10-Q
period 2022-06-30
SS&C Technologies Holdings Inc
filed 2022-08-04
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 255,026,351 shares of the registrant’s common stock outstanding as of July 28, 2022.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$438.3	$564.0
Funds receivable and funds held on behalf of clients	1,620.3	2,755.7
Accounts receivable, net of allowance for credit losses of $21.6 and $17.9, respectively	826.3	713.4
Contract asset	31.6	27.4
Prepaid expenses and other current assets	166.1	187.5
Restricted cash and cash equivalents	3.3	4.2
Total current assets	3,085.9	4,252.2
Property, plant and equipment, net (Note 2)	356.5	382.0
Operating lease right-of-use assets	278.2	291.2
Investments (Note 3)	160.1	172.8
Unconsolidated affiliates (Note 4)	308.2	306.1
Contract asset	86.5	77.9
Goodwill (Note 6)	8,866.8	8,045.5
Intangible and other assets, net of accumulated amortization of $3,146.7 and $2,890.5, respectively	4,358.1	3,805.3
Total assets	$17,500.3	$17,333.0
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$57.8	$47.4
Client funds obligations	1,620.3	2,755.7
Accounts payable	54.5	28.7
Income taxes payable	—	25.5
Accrued employee compensation and benefits	196.7	322.2
Interest payable	27.5	27.5
Other accrued expenses	347.4	310.1
Deferred revenues	471.6	334.0
Total current liabilities	2,775.8	3,851.1
Long-term debt, net of current portion (Note 7)	7,234.5	5,901.5
Operating lease liabilities	253.8	268.2
Other long-term liabilities	250.5	254.0
Deferred income taxes	871.5	835.0
Total liabilities	11,386.1	11,109.8
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 3)	2.1	—
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 270.3 million shares and 269.1 million shares issued, respectively, and 255.0 million shares and 256.0 million shares outstanding, respectively	2.7	2.7
Additional paid-in capital	5,039.3	4,895.7
Accumulated other comprehensive loss	(505.0)	(242.0)
Retained earnings	2,473.3	2,293.0
	7,010.3	6,949.4
Less: cost of common stock in treasury, 15.4 and 13.1 million shares, respectively	(954.9)	(784.0)
Total SS&C stockholders’ equity	6,055.4	6,165.4
Noncontrolling interest (Note 9)	56.7	57.8
Total stockholders’ equity	6,112.1	6,223.2
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$17,500.3	$17,333.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Software-enabled services	$1,070.7	$1,057.1	$2,155.9	$2,100.5
License, maintenance and related	258.0	201.9	467.8	391.9
Total revenues	1,328.7	1,259.0	2,623.7	2,492.4
Cost of revenues:
Software-enabled services	610.3	582.8	1,205.8	1,178.3
License, maintenance and related	94.1	81.2	173.8	160.0
Total cost of revenues	704.4	664.0	1,379.6	1,338.3
Gross profit	624.3	595.0	1,244.1	1,154.1
Operating expenses:
Selling and marketing	139.3	97.7	250.2	189.7
Research and development	118.4	100.8	224.2	208.7
General and administrative	121.0	83.6	232.3	173.7
Total operating expenses	378.7	282.1	706.7	572.1
Operating income	245.6	312.9	537.4	582.0
Interest expense, net	(67.7)	(51.0)	(117.0)	(102.4)
Other (expense) income, net	(20.4)	6.5	(29.4)	24.5
Equity in earnings of unconsolidated affiliates, net	1.1	(0.4)	2.4	(0.1)
Loss on extinguishment of debt	(3.1)	(1.5)	(3.1)	(1.8)
Income before income taxes	155.5	266.5	390.3	502.2
Provision for income taxes	45.2	76.7	108.7	137.5
Net income	110.3	189.8	281.6	364.7
Net loss attributable to noncontrolling interest	0.3	—	1.1	—
Net income attributable to SS&C common stockholders	$110.6	$189.8	$282.7	$364.7

Basic earnings per share attributable to SS&C common stockholders	$0.43	$0.74	$1.11	$1.42
Diluted earnings per share attributable to SS&C common stockholders	$0.42	$0.71	$1.06	$1.36

Basic weighted-average number of common shares outstanding	254.9	255.7	255.3	256.4
Diluted weighted-average number of common and common equivalent shares outstanding	263.9	267.6	265.5	267.8

Net income	$110.3	$189.8	$281.6	$364.7
Other comprehensive (loss) income, net of tax:
Change in unrealized gain on interest rate swaps	0.3	(0.2)	1.5	0.3
Foreign currency exchange translation adjustment	(235.1)	1.9	(263.4)	10.3
Change in defined benefit pension obligation	—	0.1	(1.1)	0.1
Total other comprehensive (loss) income, net of tax	(234.8)	1.8	(263.0)	10.7
Comprehensive (loss) income	(124.5)	191.6	18.6	375.4
Comprehensive loss attributable to noncontrolling interest	0.3	—	1.1	—
Comprehensive (loss) income attributable to SS&C common stockholders	$(124.2)	$191.6	$19.7	$375.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income	$281.6	$364.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329.6	335.3
Equity in earnings of unconsolidated affiliates, net	(2.4)	0.1
Cash distributions received from unconsolidated affiliates	—	10.0
Gain on bargain purchase	—	(3.2)
Stock-based compensation expense	85.9	55.5
Net losses (gains) on investments	12.1	(17.2)
Amortization and write-offs of loan origination costs and original issue discounts	6.5	6.7
Loss on extinguishment of debt	3.1	1.8
Loss on sale or disposition of property and equipment	1.2	0.1
Deferred income taxes	(66.8)	(47.2)
Provision for credit losses	7.1	4.5
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(82.0)	(63.7)
Prepaid expenses and other assets	41.7	(17.5)
Contract assets	(13.0)	(0.8)
Accounts payable	2.1	(0.1)
Accrued expenses and other liabilities	(149.5)	(82.1)
Income taxes prepaid and payable	12.0	32.2
Deferred revenue	(21.7)	(16.8)
Net cash provided by operating activities	447.5	562.3
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired and asset acquisitions	(1,597.1)	7.3
Additions to property and equipment	(22.6)	(17.6)
Proceeds from sale of property and equipment	8.7	—
Additions to capitalized software	(63.3)	(42.1)
Investments in securities	(10.0)	(10.0)
Proceeds from sales / maturities of investments	5.6	38.9
Collection of other non-current receivables	5.1	5.6
Net cash used in investing activities	(1,673.6)	(17.9)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	1,667.1	210.0
Repayments of debt	(317.9)	(393.1)
Payment of deferred financing fees	(12.4)	—
Net (decrease) increase in client funds obligations	(1,052.0)	1,682.7
Proceeds from exercise of stock options	58.3	88.9
Withholding taxes paid related to equity award net share settlement	(0.6)	(5.6)
Purchases of common stock for treasury	(170.9)	(325.0)
Dividends paid on common stock	(102.4)	(82.1)
Net cash provided by financing activities	69.2	1,175.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.7)	(1.6)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,178.6)	1,718.6
Cash, cash equivalents and restricted cash, beginning of period	3,171.4	1,337.9
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,992.8	$3,056.5

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$438.3	$247.1
Restricted cash and cash equivalents	3.3	3.9
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	1,551.2	2,805.5
	$1,992.8	$3,056.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended June 30, 2022
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2022	270.1	$2.7	$4,984.1	$2,414.0	$(270.2)	$(954.9)	$57.0	$6,232.7
Net income	—	—	—	110.6	—	—	(0.3)	110.3
Foreign exchange translation adjustment	—	—	—	—	(235.1)	—	—	(235.1)
Net change in interest rate swaps	—	—	—	—	0.3	—	—	0.3
Change in defined benefit plan obligation	—	—	—	—	—	—	—	[0]
Stock-based compensation expense	—	—	46.0	—	—	—	—	46.0
Exercise of options, net of withholding taxes	0.2	—	9.2	—	—	—	—	9.2
Purchases of common stock	—	—	—	—	—	—	—	[0]
Cash dividends declared - $0.20 per share	—	—	—	(51.3)	—	—	—	(51.3)
Balance, at June 30, 2022	270.3	$2.7	$5,039.3	$2,473.3	$(505.0)	$(954.9)	$56.7	$6,112.1

	Three Months Ended June 30, 2021
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2021	264.7	$2.6	$4,600.5	$1,800.7	$(192.1)	$(477.5)	$—	$5,734.2
Net income	—	—	—	189.8	—	—	—	189.8
Foreign exchange translation adjustment	—	—	—	—	1.9	—	—	1.9
Net change in interest rate swaps	—	—	—	—	(0.2)	—	—	(0.2)
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	27.7	—	—	—	—	27.7
Exercise of options, net of withholding taxes	1.5	0.1	54.5	—	—	—	—	54.6
Purchases of common stock	—	—	—	—	—	(143.6)	—	(143.6)
Cash dividends declared - $0.16 per share	—	—	0.1	(40.9)	—	—	—	(40.8)
Balance, at June 30, 2021	266.2	$2.7	$4,682.8	$1,949.6	$(190.3)	$(621.1)	$—	$5,823.7

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Six Months Ended June 30, 2022
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2
Net income	—	—	—	282.7	—	—	(1.1)	281.6
Foreign exchange translation adjustment	—	—	—	—	(263.4)	—	—	(263.4)
Net change in interest rate swaps	—	—	—	—	1.5	—	—	1.5
Change in defined benefit plan obligation	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation expense	—	—	85.9	—	—	—	—	85.9
Exercise of options, net of withholding taxes	1.2	—	57.7	—	—	—	—	57.7
Purchases of common stock	—	—	—	—	—	(170.9)	—	(170.9)
Cash dividends declared - $0.40 per share	—	—	—	(102.4)	—	—	—	(102.4)
Balance, at June 30, 2022	270.3	$2.7	$5,039.3	$2,473.3	$(505.0)	$(954.9)	$56.7	$6,112.1

	Six Months Ended June 30, 2021
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$—	$5,716.5
Net income	—	—	—	364.7	—	—	—	364.7
Foreign exchange translation adjustment	—	—	—	—	10.3	—	—	10.3
Net change in interest rate swaps	—	—	—	—	0.3	—	—	0.3
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	55.5	—	—	—	—	55.5
Exercise of options, net of withholding taxes	2.3	0.1	83.2	—	—	—	—	83.3
Purchases of common stock	—	—	—	—	—	(325.0)	—	(325.0)
Cash dividends declared - $0.32 per share	—	—	0.1	(82.1)	—	—	—	(82.0)
Balance, at June 30, 2021	266.2	$2.7	$4,682.8	$1,949.6	$(190.3)	$(621.1)	$—	$5,823.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “2021 Form 10-K”). The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2022, the results of our operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2021, which were included in the 2021 Form 10-K. The December 31, 2021 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of SS&C Technologies Holdings, Inc. and its subsidiaries, including a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30,	December 31,
	2022	2021
Land	$39.4	$49.8
Building and improvements	285.4	307.5
Equipment, furniture, and fixtures	506.8	475.4
	831.6	832.7
Less: accumulated depreciation	(475.1)	(450.7)
Total property, plant and equipment, net	$356.5	$382.0

Depreciation expense for the three and six months ended June 30, 2022 was $19.0 million and $38.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $19.5 million and $44.4 million, respectively. As of June 30, 2022, property, plant and equipment assets, net of $10.6 million have been reclassified as held for sale and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet. Unpaid property, plant and equipment additions of $19.2 million are included in accounts payable and other accrued expenses as of June 30, 2022 in our condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	June 30,	December 31,
	2022	2021
Non-marketable equity securities	$84.5	$84.5
Seed capital investments	34.0	32.0
Marketable equity securities	26.8	40.8
Partnership interests in private equity funds	14.8	15.5
Total investments	$160.1	$172.8

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized (losses) gains on equity securities held as of the end of the period	$(7.7)	$3.1	$(11.6)	$8.9
Realized (losses) gains for equity securities sold during the period	(0.2)	0.6	(0.5)	7.7
Total (losses) gains recognized in other income, net	$(7.9)	$3.7	$(12.1)	$16.6

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

As of June 30, 2022 and December 31, 2021, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2022	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,242.6	$1,242.6	$—	$—
Seed capital investments (2)	34.0	34.0	—	—
Marketable equity securities (2)	26.8	26.8	—	—
Deferred compensation liabilities (3)	(14.2)	(14.2)	—	—
Total	$1,289.2	$1,289.2	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,961.0	$1,961.0	$—	$—
Seed capital investments (2)	32.0	32.0	—	—
Marketable equity securities (2)	40.8	40.8	—	—
Deferred compensation liabilities (3)	(21.3)	(21.3)	—	—
Total	$2,012.5	$2,012.5	$—	$—

_____________________________________________________

(1)
Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)
Included in Investments on the Condensed Consolidated Balance Sheet.
(3)
Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $14.8 million and $15.5 million at June 30, 2022 and December 31, 2021, respectively, of which $12.0 million and $12.7 million, respectively, were measured using net asset value as a practical expedient for fair value and $2.8 million and $2.8 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

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

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		June 30, 2022		December 31, 2021
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
International Financial Data Services L.P.	50.0%	$86.7	$36.5	$87.8	$38.2
Orbit Private Investments L.P.	9.8%	86.0	—	86.0	—
Pershing Road Development Company, LLC	50.0%	76.1	64.1	74.0	65.9
Broadway Square Partners, LLP	50.0%	55.5	30.4	54.3	29.8
Other unconsolidated affiliates		3.9	—	4.0	—
Total		$308.2	$131.0	$306.1	$133.9

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

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
International Financial Data Services L.P.	$0.6	$0.5	$1.1	$2.1
Pershing Road Development Company, LLC	(0.2)	0.3	0.1	1.2
Broadway Square Partners, LLP	0.7	0.4	1.2	0.8
Other unconsolidated affiliates	—	(1.6)	—	(4.2)
Total	$1.1	$(0.4)	$2.4	$(0.1)

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

The net assets and results of operations of Blue Prism have been included in our Condensed Consolidated Financial Statements from March 16, 2022. The preliminary fair value of the intangible assets, consisting of customer relationships, completed technologies and trade names, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technologies and trade names, and the excess earnings method was utilized for customer relationships. Completed technologies and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. Trade names are amortized on a straight-line basis. Customer relationships, completed technologies and trade names are expected to be amortized over approximately fifteen, eight and fourteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and a portion is tax deductible.

During three months ended June 30, 2022 measurement period adjustments were recorded which resulted in increases in value of approximately $28.1 million and $4.0 million in customer relationships and completed technologies, respectively, and decreases in value of approximately $15.1 million and 3.0 million in deferred tax liabilities and trade names, respectively. Goodwill was also adjusted as a result of the measurement period adjustments.

There are $62.8 million and $73.6 million in revenues from Blue Prism’s operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022, respectively.

Hubwise

On March 25, 2022, we purchased all of the outstanding stock of Hubwise Holdings Limited (“Hubwise”) for approximately $75.0 million in cash, plus the costs of effecting the transaction. Hubwise is a regulated business-to-business investment platform serving advisers, discretionary wealth managers and self-directed direct-to-consumer propositions.

The net assets and results of operations of Hubwise have been included in our Condensed Consolidated Financial Statements from March 25, 2022. The preliminary fair value of the intangible assets, consisting of customer relationships, completed technologies and trade names, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technologies and trade names, and the excess earnings method was utilized for customer relationships. Completed technologies and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. Trade names are amortized on a straight-line basis. Customer relationships, completed technologies and trade name are expected to be amortized over approximately twelve, eight and fourteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and a portion is tax deductible.

During three months ended June 30, 2022, measurement period adjustments were recorded which resulted in decreases in value of approximately $14.2 million, $2.8 million and $4.0 million in completed technologies, customer relationships and deferred income taxes, respectively. Goodwill was also adjusted as a result of the measurement period adjustments.

There are $1.6 million and $1.7 million in revenues from Hubwise’s operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022, respectively.

The following summarizes the preliminary allocation of the purchase price for the 2022 acquisitions of Blue Prism and Hubwise (in millions). The fair values of the acquired intangible assets, and the related evaluation of taxes, are provisional pending receipt of the final valuation for those assets. The valuation of the acquired liabilities is also preliminary.

	Blue Prism	Hubwise
Accounts receivable	$50.1	$0.7
Property, plant and equipment	1.9	0.1
Other assets	10.4	0.3
Operating lease right-of-use assets	4.4	0.3
Customer relationships	520.0	23.0
Completed technologies	250.0	8.7
Trade names	38.0	1.0
Goodwill	945.3	50.5
Accounts payable	(6.6)	(0.2)
Accrued employee compensation and benefits	(23.2)	—
Deferred revenue	(166.9)	—
Deferred income taxes	(110.7)	(8.2)
Other liabilities assumed	(35.2)	(0.7)
Consideration paid, net of cash acquired	$1,477.5	$75.5

Additionally, we acquired 5 M’s Minerals Management, LLC (“MineralWare”) in May 2022 for approximately $18.0 million. We acquired assets related to O’Shares exchange traded funds (“O’Shares”) in June 2022 for approximately $28.3 million.

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisitions of Blue Prism, Hubwise and MineralWare occurred on January 1, 2021 and the acquisition of Capita Life & Pensions Services (Ireland) Limited (“Capita”) occurred on January 1, 2020, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$1,329.2	$1,320.0	$2,681.4	$2,618.1
Net income	$110.7	$165.3	$267.3	$283.7

During the six months ended June 30, 2022 and 2021, we recorded severance expense related to personnel reductions in several of our businesses. The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2022 and 2021 was as follows (in millions):

	Six Months Ended June 30,
Consolidated Statements of Comprehensive Income Classification	2022	2021
Cost of software-enabled services	$3.8	$14.1
Cost of license, maintenance and other related	0.7	1.2
Total cost of revenues	4.5	15.3
Selling and marketing	1.2	1.2
Research and development	0.8	5.8
General and administrative	-	0.6
Total operating expenses	2.0	7.6
Total severance expense	$6.5	$22.9

Note 6—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2022 is as follows (in millions):

Balance at December 31, 2021	$8,045.5
Acquisitions completed in the current year	1,002.0
Adjustments to prior acquisitions	0.3
Effect of foreign currency translation	(181.0)
Balance at June 30, 2022	$8,866.8

Note 7—Debt

At June 30, 2022 and December 31, 2021, debt consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Senior secured credit facilities, weighted-average interest rate of 3.54% and 1.85%, respectively	$5,350.5	$3,974.5
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	1.2	5.2
Unamortized original issue discount and debt issuance costs	(59.4)	(30.8)
	7,292.3	5,948.9
Less: current portion of long-term debt	57.8	47.4
Long-term debt	$7,234.5	$5,901.5

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

The Incremental Term Loans mature on March 22, 2029 and bear interest at, at our option, the Base Rate, plus 1.25% per annum or the Term Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 0.50%, plus a credit spread adjustment set forth in the Credit Agreement, plus 2.25% per annum. The Incremental Term Loans are also subject to a 1.00% repricing premium, which will be payable in connection with certain repricing transactions (if any) completed prior to the six-month anniversary of the incurrence of the Incremental Term Loans. In connection with the Incremental Joinder, we capitalized an aggregate of $37.7 million in financing costs during the six months ended June 30, 2022.

Except as described above, the terms, covenants and events of default applicable to the Incremental Term Loans are materially consistent with the terms, covenants and events of default applicable to the other term loans incurred under the Credit Agreement.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$5,350.5	$5,112.2	$3,974.5	$3,943.5
5.5% senior notes due 2027	2,000.0	1,871.4	2,000.0	2,094.8
Senior secured credit facilities, revolving portion	—	—	—	—
Other indebtedness	1.2	1.2	5.2	5.2

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In July 2021, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In July 2022, our Board of Directors authorized a new stock repurchase program, which also enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions. Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. We did not repurchase any shares during the three months ended June 30, 2022. During the six months ended June 30, 2022, we repurchased 2.3 million shares of common stock for approximately $170.9 million. During the three and six months ended June 30, 2021, we repurchased 2.0 million and 4.7 million shares, respectively, of common stock for approximately $143.6 million and $325.0 million, respectively. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid quarterly cash dividends of $0.20 per share of common stock in each of March and June of 2022 totaling $102.4 million. We paid quarterly cash dividends of $0.16 per share of common stock in each of March and June of 2021 totaling $82.1 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consists of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(4.8)	$(237.4)	$0.2	$(242.0)
Net current period other comprehensive income (loss)	1.5	(263.4)	(1.1)	(263.0)
Balance, June 30, 2022	$(3.3)	$(500.8)	$(0.9)	$(505.0)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gains (losses) on interest rate swaps	$(0.3)	$(0.1)	$(1.0)	$—	$2.9	$(0.5)	$1.2	$(0.2)
Reclassification of losses into net earnings on interest rate swaps	0.7	—	0.8	—	(0.9)	—	(0.7)	—
Net change in cash flow hedges	0.4	(0.1)	(0.2)	—	2.0	(0.5)	0.5	(0.2)
Defined Benefit Pension
Unrealized net losses on defined benefit pension plan	—	—	0.1	—	(0.3)	(0.8)	0.1	—
Net change in defined benefit pension	—	—	0.1	—	(0.3)	(0.8)	0.1	—
Foreign Currency Translation
Current period translation adjustments	(246.8)	11.7	3.6	(1.7)	(276.5)	13.1	9.9	0.4
Net cumulative translation adjustments	(246.8)	11.7	3.6	(1.7)	(276.5)	13.1	9.9	0.4
Total other comprehensive (loss) income	$(246.4)	$11.6	$3.5	$(1.7)	$(274.8)	$11.8	$10.5	$0.2

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

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet as of June 30, 2022, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

June 30,
2022
Assets:
Cash and cash equivalents	$148.3
Intangible assets	146.3
Other assets	0.1
Liabilities:
Other liabilities	8.1

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of June 30, 2022 and December 31, 2021, approximately $64.8 million and $61.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $75.2 million and $181.3 million for the three and six months ended June 30, 2022, respectively. The amount of revenues recognized in the period that was included in the opening deferred revenue balance was $78.7 million and $181.8 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, revenue of approximately $933.4 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $480.8 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	937.4	$894.6	$1,860.4	$1,773.0
United Kingdom	145.4	155.2	295.6	305.5
Europe (excluding United Kingdom), Middle East and Africa	98.1	85.9	187.6	155.7
Asia-Pacific and Japan	69.4	56.4	130.8	125.4
Canada	54.2	45.3	104.6	93.3
Americas, excluding United States and Canada	24.2	21.6	44.7	39.5
Total	$1,328.7	$1,259.0	$2,623.7	$2,492.4

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software-enabled services	$1,070.7	$1,057.1	$2,155.9	$2,100.5
Maintenance and term licenses	223.8	166.5	402.1	329.7
Professional services	27.0	25.7	53.7	49.2
Perpetual licenses	7.2	9.7	12.0	13.0
Total	$1,328.7	$1,259.0	$2,623.7	$2,492.4

Note 11—Stock Based Compensation

Stock options, SARs and PSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2022	2021	2022	2021
Cost of software-enabled services	$17.2	$9.7	$32.3	$20.7
Cost of license, maintenance and other related	1.8	1.4	2.7	3.1
Total cost of revenues	19.0	11.1	35.0	23.8
Selling and marketing	7.6	5.1	15.7	9.7
Research and development	5.3	3.6	10.3	7.2
General and administrative	14.1	7.9	24.9	14.8
Total operating expenses	27.0	16.6	50.9	31.7
Total stock-based compensation expense	$46.0	$27.7	$85.9	$55.5

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) activity, for the six months ended June 30, 2022 (shares in millions):

	Stock Options and SARs	PSUs
Outstanding at December 31, 2021	44.9	0.4
Granted	0.1	0.9
Cancelled/forfeited	(0.8)	—
Exercised	(1.3)	—
Outstanding at June 30, 2022	42.9	1.3

Note 12—Income Taxes

The effective tax rate was 29.1% and 28.8% for the three months ended June 30, 2022 and 2021, respectively, and 27.9% and 27.4% for the six months ended June 30, 2022 and 2021, respectively. The change in the effective tax rate for the three and six months ended June 30, 2022 compared to the respective prior year periods was primarily due a decrease in recognition of windfall tax benefits from stock awards in the current year, an increase in valuation allowances on deferred tax assets in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. In addition, the effective tax rate for the three and six months ended June 30, 2021 included tax expense related to a law change in the United Kingdom.

During the six months ended June 30, 2022, we recorded a net deferred tax liability of $118.9 million related primarily to acquired intangible assets in the allocation of the purchase price for the acquisitions of Blue Prism and Hubwise, which will not be deductible for tax purposes and is partially offset by net operating loss carryforwards.

Note 13—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to SS&C common stockholders	$110.6	$189.8	$282.7	$364.7

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	254.9	255.7	255.3	256.4
Weighted-average common stock equivalents – stock options and restricted shares	9.0	11.9	10.2	11.4
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	263.9	267.6	265.5	267.8

Earnings per share attributable to SS&C common stockholders – Basic	$0.43	$0.74	$1.11	$1.42
Earnings per share attributable to SS&C common stockholders – Diluted	$0.42	$0.71	$1.06	$1.36

Stock options, SARs and PSUs representing 22.7 million and 16.4 million shares were outstanding for the three and six months ended June 30, 2022, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive. Stock options, SARs and PSUs representing 8.7 million and 15.8 million shares were outstanding for the three and six months ended June 30, 2021, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

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

On September 1, 2017, a putative representative action was filed on behalf of the DST 401(k) Profit Sharing Plan (the “Plan”) in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al. (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”), alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”). The DST Defendants answered the operative complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc.(“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against DST. Both DST and Ruane have filed answers denying the crossclaims asserted against them. On March 8, 2021, the Court entered an order denying without prejudice the plaintiffs’ (the “Ferguson Plaintiffs”) then-pending motions for leave to file a third amended complaint and for class certification, ordering that the parties address the effect, if any, on the Ferguson Plaintiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit Court in Cooper v. Ruane Cunniff & Goldfarb Inc. The Ferguson Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification, which motions were fully briefed on May 10, 2021. On August 17, 2021, the Court entered an order certifying a mandatory, non-opt-out class under Federal Rule of Civil Procedure 23(b)(1) that includes all plan participants other than certain plan fiduciaries. Arbitration Claimants, and the Canfield Plaintiffs and Mendon Plaintiffs, each as defined below, filed petitions under Federal Rule of Civil Procedure 23(f) with the Second Circuit on August 30, 2021 and August 31, 2021, respectively, seeking interlocutory review of the Ferguson class certification order, which the Ferguson Plaintiffs and the DST Defendants opposed. The Second Circuit denied the Rule 23(f) petitions on May 24, 2022 and May 25, 2022, respectively. On August 23, 2021, the DST Defendants moved for a temporary restraining order and preliminary injunction against other proceedings, including the below-described arbitrations, which arise out of or relate to the allegations in Ferguson. Following briefing, on November 18, 2021, the Court granted the DST Defendants’ motion and entered a preliminary injunction enjoining the Ferguson class members, including Arbitration Claimants, from instituting new actions or litigating in arbitration or other proceedings against the DST Defendants matters arising out of or relating to the facts or transactions alleged in the Ferguson amended complaint. On November 18, 2021, the Court also ordered the DST Defendants and Arbitration Claimants to submit briefing regarding how the arbitration awards that have been entered against the DST Defendants should be handled in light of the Court’s class certification order and preliminary injunction.

On December 15, 2021, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed appeals of the Court’s preliminary injunction. On December 23, 2021, the DST Defendants, Arbitration Claimants, and the Ferguson Plaintiffs submitted briefs concerning the treatment of the arbitration awards that have been entered against the DST Defendants, and further briefing by the DST Defendants and Arbitration Claimants was submitted on January 26, 2022. On December 31, 2021, Arbitration Claimants moved by order to show cause for an immediate stay of the preliminary injunction pending their appeal to the Second Circuit. On January 3, 2022, the Court denied Arbitration Claimants' motion for an immediate stay and ordered the DST Defendants to show cause as to why the Court should not issue a stay of the preliminary injunction pending appeal. The show-cause order was fully briefed on January 10, 2022. On February 3, 2022, the Court denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. In the same order, the Court held that it would determine the status of the arbitration awards already entered against DST at final judgment in the Ferguson action, either after trial or after settlement. On February 4, 2022, Arbitration Claimants filed a motion in the Second Circuit to stay the preliminary injunction pending their appeal of the Court’s preliminary injunction. On June 7, 2022, the Second Circuit denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. On February 8, 2022, Arbitration Claimants and the Canfield and Mendon Plaintiffs noticed an appeal of the Court’s February 3, 2022 order. The February 8, 2022 appeal was consolidated with the December 15, 2021 appeal of the preliminary injunction. On May 17, 2022, Arbitration Claimants and the Canfield and Mendon Plaintiffs filed their opening brief in the consolidated appeals. The DST Defendants’ answering brief is due on September 15, 2022.

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

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs (the “Canfield

Plaintiffs”). On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs (the “Mendon Plaintiffs”). These complaints name as defendants SS&C, the DST Defendants, and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these actions purport to be brought as individual actions and not putative class actions. On July 10, 2020, the Court entered an order granting the DST Defendants’ motion to disqualify plaintiffs’ counsel in the Canfield and Mendon actions. On March 17, 2021, the Court issued an opinion and order denying the DST Defendants’ motion to disqualify counsel from the arbitrations described below. On April 12, 2021, the Canfield Plaintiffs and Mendon Plaintiffs filed notices of voluntary dismissal dismissing their claims against Ruane with prejudice, which were entered by the Court on April 13, 2021. On April 22, 2021, the DST Defendants filed motions to dismiss the Canfield and Mendon actions. Those motions were fully briefed on May 28, 2021. On November 19, 2021, the Court dismissed the Canfield and Mendon actions. On December 17, 2021, the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s November 19, 2021 orders dismissing their respective actions to the Second Circuit. On May 17, 2022, the Canfield Plaintiffs and Mendon Plaintiffs filed their opening briefs in those appeals. The DST Defendants’ answering briefs are due on September 15, 2022.

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

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 579 substantially similar individual demands for arbitration to date, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions. On November 24, 2021, in light of the preliminary injunction entered in Ferguson discussed above, the American Arbitration Association ceased administration of the arbitrations brought by members of the Ferguson class, which includes all of the Arbitration Claimants with the exception of certain former Plan fiduciaries. As of November 24, 2021, 557 demands for arbitration had been submitted to the American Arbitration Association (the “AAA”). As of the date on which the preliminary injunction was entered, those individual arbitrations were at various stages depending on the particular proceeding. Certain of those arbitrations had resulted in awards against DST and others had resulted in decisions finding no liability as against DST. Many of those decisions were subject to further appeal within the AAA. Certain of the arbitration proceedings had been resolved in whole or in part by settlement. Since November 24, 2021, the AAA has administered only those arbitration proceedings associated with claimants who are not members of the Ferguson class, certain of which have resulted in awards against DST. Between August 20, 2021 and November 17, 2021, counsel for Arbitration Claimants filed 177 motions to confirm certain of the arbitration awards. DST filed responses to those motions. Between October 4 and December 22, 2021, the Western District of Missouri issued orders confirming those 177 arbitration awards and entering judgments against DST. DST has appealed those judgments to the Eighth Circuit. On November 20, 2021, DST requested that the Eighth Circuit stay the pending appeals in light of the preliminary injunction entered in Ferguson. On December 3, 2021, the Eighth Circuit ordered the parties to brief DST’s stay request. On December 17, 2021, Arbitration Claimants and DST filed with the Eighth Circuit their respective briefs addressing the DST’s stay request. On January 3, 2022, the Eighth Circuit declined to stay the briefing schedule on the pending appeals and consolidated those appeals. DST filed its opening brief in the Eighth Circuit on March 24, 2022. Arbitration Claimants filed their opposition brief on April 26, 2022, and DST filed its reply brief on May 18, 2022. The Eighth Circuit heard oral argument on June 14, 2022, and those appeals remain pending. On November 9, 2021, counsel for Arbitration Claimants filed in the Western District of Missouri a petition to compel arbitration captioned Addison v. DST Systems, Inc. (the “Addison Petition”) on behalf of 155 Arbitration Claimants, which DST opposed. On February 14, 2022, the Western District of Missouri stayed the Addison Petition pending resolution of DST’s appeals of the confirmation of the 177 arbitration awards to the Eighth Circuit.

We continue to vigorously defend these matters.

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan as plaintiffs filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserts claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments and claims for actual and constructive fraudulent conveyances. On May 24, 2021, Defendant Robert Goldfarb filed an answer to the complaint. On September 17, 2021, the remaining defendants filed a pre-motion letter requesting permission to file a motion to dismiss the complaint. On September 22, 2021, the DST plaintiffs responded to the remaining defendants’ pre-motion letter. On November 5, 2021, the Court denied the remaining defendants’

request for a pre-motion conference and granted the remaining defendants leave to file a motion to dismiss. On December 17, 2021, the remaining defendants filed a motion to dismiss the DST plaintiffs’ complaint. On July 27, 2022, the Court denied without prejudice the pending motion to dismiss, and ordered the parties to submit by October 3, 2022 a joint status report with a new briefing schedule on the motion.

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Capita in March 2021, Blue Prism and Hubwise in March 2022, MineralWare in May 2022 and O’Shares in June 2022.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software-enabled services	80.6%	84.0%	82.2%	84.3%
License, maintenance and related	19.4%	16.0%	17.8%	15.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2022	2021		2022	2021
Software-enabled services	$1,070.7	$1,057.1	1.3%	$2,155.9	$2,100.5	2.6%
License, maintenance and related	258.0	201.9	27.8%	467.8	391.9	19.4%
Total revenues	$1,328.7	$1,259.0	5.5%	$2,623.7	$2,492.4	5.3%

Three Months Ended June 30, 2022 and 2021. Our revenues increased $69.7 million, or 5.5%, primarily due to revenues associated with our acquisitions of Blue Prism and Hubwise in March 2022, MineralWare in May 2022 and O’Shares in June 2022, which contributed $65.6 million in revenues. An increase in organic revenues of $27.9 million driven by strength in the SS&C GlobeOp fund administration, Eze, Geneva and virtual data room services businesses was partially offset by the unfavorable impact from foreign currency translation of $23.8 million. Software-enabled services revenues increased $13.6 million, or 1.3%, primarily due to an increase in organic revenues of $25.3 million, and acquisitions, which added $7.1 million in revenues, partially offset by the unfavorable impact from foreign currency translation of $18.8 million. License, maintenance and related revenues increased $56.1 million, or 27.8%, primarily due to acquisitions, which added $58.5 million in revenues and an increase in organic revenues of $2.6 million, partially offset by the unfavorable impact from foreign currency translation of $5.0 million.

Six Months Ended June 30, 2022 and 2021. Our revenues increased $131.3 million, or 5.3%, due to revenues associated with our acquisitions of Blue Prism and Hubwise in March 2022, MineralWare in May 2022, O’Shares in June 2022 and Capita in March 2021, which contributed $83.0 million in revenues and an increase in organic revenues of $80.7 million driven by strength in the SS&C GlobeOp fund administration, Eze, Black Diamond, Geneva and virtual data room services businesses. Those increases were partially offset by the unfavorable impact from foreign currency translation of $32.4 million. Software-enabled services revenues increased $55.4 million, or 2.6%, primarily due to an increase in organic revenues of $66.2 million, and acquisitions, which added $14.5 million in revenues, partially offset by the unfavorable impact from foreign currency translation of $25.3 million. License, maintenance and related revenues increased $75.9 million, or 19.4%, primarily due to acquisitions, which added $68.5 million in revenues and an increase in organic revenues of $14.5 million, partially offset by the unfavorable impact from foreign currency translation of $7.1 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of software-enabled services	57.0%	55.1%	55.9%	56.1%
Cost of license, maintenance and related	36.5%	40.2%	37.2%	40.8%
Total cost of revenues	53.0%	52.7%	52.6%	53.7%
Gross margin percentage	47.0%	47.3%	47.4%	46.3%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2022	2021		2022	2021
Cost of software-enabled services	$610.3	$582.8	4.7%	$1,205.8	$1,178.3	2.3%
Cost of license, maintenance and related	94.1	81.2	15.9%	173.8	160.0	8.6%
Total cost of revenues	$704.4	$664.0	6.1%	$1,379.6	$1,338.3	3.1%

Three Months Ended June 30, 2022 and 2021. Our total cost of revenues increased by $40.4 million, or 6.1%, primarily due to an increase of $37.9 million in organic costs and acquisitions, which added $17.8 million in costs. These increases were partially offset by the favorable impact from foreign currency translation which decreased costs by $15.3 million. Organic cost increases are primarily due to personnel costs, including the impact of wage inflation, stock-based compensation and recruiting costs. Cost of software-enabled services revenues increased $27.5 million, or 4.7%, primarily due to an increase of $37.0 million in organic costs and acquisitions, which added $3.8 million in costs. These costs were partially offset by the favorable impact from foreign currency translation which decreased costs by $13.3 million. Cost of license, maintenance and related revenues increased $12.9 million, or 15.9%, primarily due to acquisitions, which added $14.0 million in costs, as well as an increase in organic costs of $0.9 million, partially offset by the favorable impact from foreign currency translation of $2.0 million.

Six Months Ended June 30, 2022 and 2021. Our total cost of revenues increased by $41.3 million, or 3.1%, primarily due to an increase of $35.0 million in organic costs and acquisitions, which added $27.1 million in costs. These costs were partially offset by the favorable impact from foreign currency translation which decreased costs by $20.8 million. Organic cost increases are primarily due to personnel costs, including the impact of wage inflation, stock-based compensation and recruiting costs. Cost of software-enabled services revenues increased $27.5 million, or 2.3%, primarily due to an increase of $35.5 million in organic costs, and acquisitions, which added $9.7 million in costs. These increases were partially offset by the favorable impact from foreign currency translation, which decreased costs by $17.7 million. Cost of license, maintenance and related revenues increased $13.8 million, or 8.6%, primarily due to acquisitions, which added $17.4 million in costs, partially offset by the favorable impact from foreign currency translation of $3.1 million and a decrease in organic costs of $0.5 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling and marketing	10.5%	7.8%	9.5%	7.6%
Research and development	8.9%	8.0%	8.5%	8.4%
General and administrative	9.1%	6.6%	8.9%	7.0%
Total operating expenses	28.5%	22.4%	26.9%	23.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2022	2021		2022	2021
Selling and marketing	$139.3	$97.7	42.6%	$250.2	$189.7	31.9%
Research and development	118.4	100.8	17.5%	224.2	208.7	7.4%
General and administrative	121.0	83.6	44.7%	232.3	173.7	33.7%
Total operating expenses	$378.7	$282.1	34.2%	$706.7	$572.1	23.5%

Three Months Ended June 30, 2022 and 2021. Operating expenses increased $96.6 million, or 34.2%, primarily due to our acquisitions, which added expenses of $55.6 million, and an increase of $49.2 million in organic operating expenses. These increases were partially offset by the favorable impact from foreign currency translation which decreased expenses by $8.2 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to an increase in personnel-related costs, including the impact of wage inflation, stock-based compensation and travel-related expenses, information technology related expenses and professional fees.

Six Months Ended June 30, 2022 and 2021. Operating expenses increased $134.6 million, or 23.5%, primarily due our acquisitions, which added expenses of $78.9 million and an increase of $67.5 million in organic operating expenses. These increases were partially offset by the favorable impact from foreign currency translation which decreased expenses by $11.8 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to an increase in personnel-related costs, including the impact of wage inflation, stock-based compensation and travel-related expenses and information technology related expenses.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $67.7 million and $117.0 million for the three and six months ended June 30, 2022, respectively, compared to $51.0 million and $102.4 million for the three and six months ended June 30, 2021, respectively. The increase in interest expense, net for 2022 as compared to 2021, is due to higher average interest rate on debt and higher average debt balances. Our total debt balance as of June 30, 2022 was higher compared to the prior year due to us entering into the Incremental Joinder in conjunction with the acquisition of Blue Prism on March 22, 2022. These facilities are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. We had other expense, net of $20.4 million and $29.4 million for the three and six months ended June 30, 2022, respectively, compared to other income, net of $6.5 million and $24.5 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, other expense, net consisted primarily of foreign currency translation losses of $12.2 million and $21.9 million, respectively, and investment losses due to mark-to-market adjustments of $8.4 million and $12.2 million, respectively. For the three and six months ended June 30, 2021, other income, net included investment gains of $3.6 million and $17.3 million, respectively, and dividend income of $0.4 million and $8.9 million, respectively. The remaining portion of other income, net consisted primarily of foreign currency transaction gains and losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $1.1 million and $2.4 million for the three and six months ended June 30, 2022, respectively, compared to $(0.4) million and $(0.1) million in the three and six months ended June 30, 2021, respectively.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$45.2	$76.7	$108.7	$137.5
Effective tax rate	29.1%	28.8%	27.9%	27.4%

Our effective tax rates for the three and six months ended June 30, 2022 and 2021 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended June 30, 2022 compared to the prior year was primarily due to a decrease in recognition of windfall tax benefits from stock awards in the current year, an increase in valuation allowances on deferred tax assets in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. The change in the effective tax rate for the six months ended June 30, 2022 compared to the prior year was primarily due to a decrease in recognition of windfall tax benefits from stock awards in the current year, an increase in valuation allowances on deferred tax assets in the current year and a proportionate change in the composition of income taxes from foreign and domestic tax jurisdictions. In addition, the effective tax rate for the three and six months ended June 30, 2021 included tax expense related to a law change in the United Kingdom. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India, where we anticipate the statutory tax rates to be 19.0% and, on a blended basis, approximately 29.0%, respectively, in 2022. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

During the six months ended June 30, 2022, we paid a quarterly cash dividend of $0.20 per share of common stock totaling $102.4 million in the aggregate. During the six months ended June 30, 2021, we paid a quarterly cash dividend of $0.16 per share of common stock totaling $82.1 million.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $1,620.3 million of client funds obligations at June 30, 2022.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash (used in) provided by:	2022	2021	Change From Prior Year
Operating activities	$447.5	$562.3	$(114.8)
Investing activities	(1,673.6)	(17.9)	(1,655.7)
Financing activities	69.2	1,175.8	(1,106.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.7)	(1.6)	(20.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,178.6)	$1,718.6	$(2,897.2)

2022 versus 2021

Net cash provided by operating activities was $447.5 million for the six months ended June 30, 2022. Cash provided by operating activities primarily resulted from net income of $281.6 million adjusted for non-cash items of $376.3 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $210.4 million. The changes in our working capital accounts were driven by decreases in accrued expenses and deferred revenue and an increase in accounts receivable, partially offset by a decrease in prepaid expenses. Cash provided by operating activities was negatively affected by approximately $68.0 million of transaction costs related to the Blue Prism acquisition. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2022 and the payment of transaction costs related to the Blue Prism acquisition that were recorded as liabilities at the time of acquisition.

Investing activities used net cash of $1,673.6 million for the six months ended June 30, 2022, primarily related to $1,597.1 million paid for business acquisitions, net of cash acquired, $63.3 million in capitalized software development costs, $22.6 million in capital expenditures and seed capital investments of $10.0 million, partially offset by proceeds from the sale of property of $8.7 million, proceeds from sales and maturities of investments of $5.6 million and collection of other non-current receivables of $5.1 million.

Financing activities provided net cash of $69.2 million for the six months ended June 30, 2022, primarily representing net borrowings of $1,349.2 million and proceeds of $58.3 million from stock option exercises. These proceeds were partially offset by a net decrease in client funds obligations of $1,052.0 million, $170.9 million of purchases of common stock for treasury, $102.4 million in quarterly dividends paid, $12.4 million of deferred financing fees payments and $0.6 million in withholding taxes paid related to equity award net share settlements.

2021 versus 2020

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, were $3,056.5 million at June 30, 2021, an increase of $1,718.6 million from $1,337.9 million at December 31, 2020.

Net cash provided by operating activities was $562.3 million for the six months ended June 30, 2021. Cash provided by operating activities primarily resulted from net income of $364.7 million adjusted for non-cash items of $346.4 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $148.8 million. The changes in our working capital accounts were driven by decreases in accrued expenses, an increase in accounts receivable, an increase in prepaid expenses and other assets, a decrease in deferred revenue, an increase in contract assets and a decrease in accounts payable, partially offset by changes in income taxes prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2021. The increase in accounts receivable was primarily due to an increase in days' sales outstanding. The increase in prepaid expenses and other assets was primarily due to the timing of payments. The decrease in deferred revenue was primarily due to the recognition of revenue associated with multi-year license agreements where we received payment in 2020 as well as the revenue associated with annual maintenance fees. The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2022, we held approximately $207.0 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn, no provision for foreign withholding, foreign local, or U.S. state income taxes had been made. At June 30, 2022, we held approximately $128.6 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities

As of June 30, 2022, there was $1,237.4 million in principal amount outstanding under the Term B-3 Loan, $1,004.5 million in principal amount outstanding under the Term B-4 Loan, $1,710.8 million in principal amount outstanding under the Term B-5 Loan, $576.0 million in principal amount outstanding under the Term B-6 Loan and $821.8 million in principal amount outstanding under the Term B-7 Loan. In addition, the amended senior secured credit facility has a revolving credit facility with a five-year term available for borrowings by SS&C with $250 million in available commitments (“Revolving Credit Facility”), of which $247.5 million was available as of June 30, 2022. The Revolving Credit Facility also contains a $25 million letter of credit sub-facility, of which $2.5 million was utilized as of June 30, 2022.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of June 30, 2022, we were in compliance with all financial and non-financial covenants.

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

As of June 30, 2022, there was $2,000.0 million in principal amount of Senior Notes outstanding.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2022	2021	2022	2021	2022
Net income	$110.3	$189.8	$281.6	$364.7	$717.5
Interest expense, net	67.7	51.0	117.0	102.4	216.1
Provision for income taxes	45.2	76.7	108.7	137.5	207.6
Depreciation and amortization	164.0	165.8	329.6	335.3	661.7
EBITDA	387.2	483.3	836.9	939.9	1,802.9
Stock-based compensation	46.0	27.7	85.9	55.5	144.3
Acquired EBITDA and cost savings (1)	5.2	—	(1.2)	1.3	(1.9)
Non-cash portion of straight-line rent expense	(0.3)	(0.5)	(0.9)	(0.7)	(2.1)
Loss on extinguishment of debt	3.1	1.5	3.1	1.8	12.3
Equity in earnings of unconsolidated affiliates, net	(1.1)	0.4	(2.4)	0.1	(27.9)
Purchase accounting adjustments (2)	2.0	1.6	4.9	3.2	8.0
ASC 606 adoption impact	(0.4)	0.2	(0.8)	0.4	(0.2)
Other (3)	34.7	(3.1)	59.5	2.8	112.5
Consolidated EBITDA	$476.4	$511.1	$985.0	$1,004.3	$2,047.9
Consolidated EBITDA attributable to noncontrolling interest (4)	(0.4)	—	(0.3)	—	(2.3)
Consolidated EBITDA attributable to SS&C common stockholders	$476.0	$511.1	$984.7	$1,004.3	$2,045.6

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of June 30, 2022 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.48

_____________________________________________________

(1)
Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $148.3 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the six months ended June 30, 2022, we had average daily cash balances of approximately $2,494.7 million maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.2 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At June 30, 2022, we had total variable interest rate debt of approximately $5,350.5 million. As of June 30, 2022, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $53.5 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of June 30, 2022 was approximately $61.4 million. The impact of a 10% change in fair value of these investments would have been approximately $4.6 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2022, approximately 29% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other (expense) income. These amounts were not material for the six months ended June 30, 2022. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of our common stock in the second quarter of 2022.

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

Date: August 4, 2022