Form 10-K
period 2022-12-31
SS&C Technologies Holdings Inc
filed 2023-02-28
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was $12,954,834,035 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 250,721,610 shares of the registrant’s common stock outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2022

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

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT GENESIS, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ALGO, ALGO ONE, ALGORITHMICS, ADVENT REVENUE CENTER, ADVISORWARE, ALL-STAR FUNDS, ALPS, AWD, AXYS, BENEFIX, BLACK DIAMOND, BLUE PRISM, DBC, DST, DST SYSTEMS, ECLIPSE, EZE, EZE CASTLE, EZE ECLIPSE, FAN, FAN MAIL, FIXLINK, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX, GOREC, GORISK, INTRALINKS, KNOW YOUR RISK, LIBERTY ALL-STAR FUNDS, MARGINMAN, MARK-TO-FUTURE, MAXIMIS, MINERALWARE, MOXY, PACER, PAGES, PAS, PORTIA, PORTPRO, REALTICK, RECON, ROLLOVER CENTRAL, RISKWATCH, ROM, ROM ARCHITECT, RXFOCUS, SKYLINE, SS&C, SS&C BLUE PRISM, SS&C SINGULARITY, SS&C SMARTSOURCE, SS&C TAX OPTIMIZER, SYNCOVA, SYLVAN, TA2000, TAMALE, TAMALE RMS, TIER1CRM, TRAC, TRADETHRU, TRADEWARE, VISION, WALLETSHARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks other than those referred to in this annual report.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

PART I

ITEM 1. BUSINESS

Overview

SS&C Technologies Holdings, Inc. (NASDAQ: SSNC) is the world’s largest hedge fund and private equity administrator, as well as the largest mutual fund transfer agent. SS&C’s unique business model combines end-to-end expertise across financial services operations with software and solutions to service even the most demanding customers in the financial services and healthcare industries. SS&C owns and operates the full technology stack across securities accounting, front-to-back-office operations, performance and risk analytics, regulatory reporting and healthcare information processes.

SS&C’s trusted and proven technology delivers an unparalleled level of scalable capabilities for the most complex portfolios, the most sophisticated strategies, and the highest volumes of transactions. Through a series of carefully selected acquisitions and organic growth, the breadth and depth of SS&C’s expertise in financial services and healthcare technology are unmatched.

Founded in 1986 and headquartered in Windsor, Connecticut, the Company is home to over 27,000 employees and has 121 offices in 90 cities globally. With over 20,000 clients spanning the health and financial services industries, our customers’ needs and requirements are always at the forefront of our strategy. We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand cloud solutions that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to deliver comprehensive fund administration services to alternative and traditional asset managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide clients with targeted, blended solutions based on a combination of software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

We also serve the healthcare industry through our SS&C Health services and technology-enabled business. The core purpose of our health business is to enable our clients to provide better healthcare by efficiently operationalizing and effectively scaling their care strategies through improved quality, cost, experience and outcomes to their members. We do this by applying modern technology to medical and pharmacy claims processing, data and analytics and simplifying and improving the experience for our client users and their members. SS&C Health’s market segments are health plans and pharmacy benefit managers, specifically, those who serve government-funded member segments and those who are seeking a flexible and scalable alternatives to larger integrated vendors. As a total health partner, our suite of solutions spans across health plan operations. These options include core claims processing, operational software and high value applications for risk adjustment and quality management. These solutions enable us to serve a large population of payer clients across the market segments.

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

We generated revenues of $5,283.0 million for the year ended December 31, 2022 as compared to revenues of $5,051.0 million for the year ended December 31, 2021. In 2022, we generated 75% of our revenues from clients in North America and 25% from clients outside North America. Our revenues are highly diversified, with our largest client in 2022 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

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

Market Trends

The demand for our products and services comes from a number of distinct sources: new formations in asset and wealth management and healthcare, new business lines and combinations of business lines at existing clients, replacement of legacy in-house operations and competitor systems and expansion of our existing client relationships. Underlying these demand drivers are several industry trends, including:

●
Diversification of business lines, product proliferation and complexity. As investment managers look to grow through diversified offerings (alternative assets, real assets, and private equity) in global markets, they need their technology investments and servicing partners to be long-lived and deliver a return on their investment for different types of businesses models. Our scalable solutions empower client growth while diversifying their product offering. Our customers' business models and product offerings are becoming increasingly complex. We aim to simplify organizations and make continuous improvements to our systems to handle complexity.
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
●
Focus on digital transformation. Evaluating the implications of new technologies is a challenge for our clients. By combining institutional-grade quality with cutting-edge technology, we help apply the right solutions to help grow our client’s business more efficiently. Many of our clients face internal digital transformation projects or external threats from emerging tech disrupter competition. As a result, clients invest in new technology to help expand profit margins and offer new products. In addition, new technology incorporating artificial intelligence (“AI”), including machine learning and Robotic Process Automation (“RPA”), is gaining traction in the financial technology industry. These next-generation tools will, including our acquisition of Blue Prism in 2022, increase efficiency and reduce errors without human intervention. Overall, we continue to see increasing migration to the cloud to achieve operational scalability and lower fixed costs.
●
Increased demands for transparency, efficiency and risk management in financial services. Firms continue to focus on operational risk, resulting from discoveries of fraud and mismanagement during the 2008-2009 U.S. financial crisis and concerns regarding transparency and counterparty exposure. This continued focus has led investment management firms to strive to provide investment data accurately, institutionalize investment operations and automate their investment process. On the wealth management and advisory sides of our business, we have further evolved the relationship between the end client and a firm, with investors demanding transparency and a customized client experience. In addition, we expect wealth managers to become familiar with their clients’ preferences for account access and communication and cater to them. Finally, institutional and individual investors, faced with increasingly competitive low-fee and automated options, push investment managers for greater efficiencies and lower fees.
●
Accelerated adoption of outsourcing and cloud-based solutions. The COVID-19 pandemic presented a number of challenges for our customer base due to the global shift to a remote workforce. SS&C continues to see robust interest in its solutions to drive transformation as customers look to emerge from the crisis with more resilience and agility and expect a lasting effect on the way financial services and healthcare firms conduct business. The post-COVID-19 pandemic environment requires an increased focus on operational efficiency, infrastructure stability, and ability to access systems and data via cloud-based, web-based portals.
●
Transformation of healthcare industry’s business model. The COVID-19 pandemic brought about a shift in focus to equitable healthcare. The National Committee for Quality Assurance, Centers for Medicare & Medicaid Services and state regulations around health equity are resulting in the need for in-depth, whole-person population segmentation with the ability to include social determinants of health characteristics. New and more stringent guidelines must now be met to satisfy quality ratings and protect revenue. Further changes to the healthcare space come with new policy initiatives that shift the role of the federal government beyond coverage and enrollment into modernizing member-facing plan technology and transparency (such as the Interoperability and No Surprises Act), and managing costs, (either for taxpayers or enrollees) through direct negotiating of drug pricing and direct accrual of rebates. These changes enforce the need for streamlined technology that is flexible and scalable, accurate and reliable analytics, cybersecurity and consumer-directed access to electronic health information. Rapid transformation and market expectations have created an ongoing need for industry expertise and outsourcing, contributing to opportunity.

Competitive Strengths

The following are the core strengths that we believe enable us to differentiate ourselves in the markets we serve:

Enhanced capability through software ownership.

We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Our 2022 acquisition of Blue Prism enables us to deploy Blue Prism's Intelligent Automation Platform and other automation solutions to our clients and to leverage for internal use efficiencies. Because we primarily use our proprietary software to execute our software-enabled services and generally own and control our products’ source code, we can quickly enable continuous updates in a highly scalable, reliable and secure manner. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not offer a comparable model and therefore do not have the same level of hands-on experience with their products.

Global industry leader with a strong market position focused on software and software-enabled services for financial services.

We are a global business providing a broad portfolio of software products and software-enabled services and have approximately 121 offices worldwide. As of December 31, 2022, we had over 24,000 development, service and support professionals with significant expertise across the industries we serve and deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

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

SS&C is currently the largest fund administrator for alternative investment managers, including hedge funds, private equity, real assets and fund of funds. We are the largest third-party mutual fund transfer agent. Through our Global Investor and Distribution Solutions (“GIDS”) business, we deliver global transfer agency and investor servicing powered by a single global servicing platform. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, enabling providers to reduce risk and improve client service. Our highly tenured staff of industry experts allow us to deliver consistent service excellence to the asset management customers we service. We are operating our proprietary software to provide these services, ensuring all aspects of our offering are optimized to deliver cost-effective, accurate solutions.

As a publicly-traded company, our clients and prospects have access to our periodic filings with the SEC, giving them transparency into our overall financial strength.

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

Our senior management team has a track record of operational excellence, an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 65 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. In addition, all of our senior executives are compensated based on our financial success.

Business Strategies

Our strategy is to deliver compelling solutions and value propositions to our customers in the financial services and healthcare industries. The following are key elements to our strategy for achieving this objective:

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

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world. Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally. We believe we can grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of mission-critical outsourcing operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. We also believe we have an opportunity to expand our footprint within existing clients. We will continue to focus on cross-selling our products and bundling solutions. Our software-enabled services revenues increased from $3,891.3 million for the year ended December 31, 2020 to $4,273.9 million for the year ended December 31, 2022.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have proven our ability to integrate complementary businesses as demonstrated by the 65 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have improved the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2022, we generated 25% of our revenues from clients outside North America. We are building our international operations to increase our sales outside North America. We plan to continue to expand our global market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in the Asia Pacific region due to recent acquisitions. Over the last three years, revenue from the Asia Pacific region has increased 33.6% to $258.2 million. We believe this region presents a compelling growth opportunity.

Increase profitability through margin expansion.

We expect to drive increased margins by delivering innovative end-to-end solutions that provide significant value to customers and warrant premium pricing. We have a significant scale with best-in-class solutions and software-enabled services across the delivery spectrum, which, we believe, combined with a diversified service offering and client base, drives stable revenues and increased operating leverage. In addition, our operating flexibility allows us to scale our costs based on client demands. We can also increase our margins by implementing more technology in our services business, including automating traditionally manual accounting functions and utilization of the Blue Prism intelligent automation platform.

Along with the productivity improvements mentioned above, and as a result of the COVID-19 pandemic and SS&C's flexible working policy, we believe we can reduce our real estate footprint and related costs over the medium term.

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

Since 1995, we have acquired 65 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve our acquired businesses’ operating performance and profitability. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and eliminating redundant administrative tasks and research and development expenses. In many cases, we have also increased revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 8 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 2010 (in millions):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
May 2012	Thomson Reuters’ PORTIA Business	$170.0	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834.4	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95.0	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600.0	Expanded global investment management software and services
November 2015	Primatics Financial	$116.0	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup's Alternative Investor Service	$425.0	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo's Global Funds Service	$75.1	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88.5	Expanded fund administration services in hedge fund and other asset management sectors
April 2018	DST Systems, Inc.	$5,400.0	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
October 2018	Eze Software Group, LLC	$1,450.0	Strengthened SS&C’s front to back office technology
November 2018	Intralinks Holdings, Inc.	$1,500.0	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
November 2019	Algorithmics	$88.8	Added cloud-based risk analytics and additional regulatory solutions
May 2020	Innovest	$120.0	Added web-based trust accounting and unique asset servicing solutions
March 2022	Blue Prism Group Plc	$1,645.0	Added deep expertise in intelligent automation and robotic process automation
March 2022	Hubwise Holdings Limited	$75.0	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies

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

Software-enabled Services

•
SS&C GlobeOp – Named “Best Administrator" for hedge funds and private equity by Hedgeweek and Global Custodian in 2022, SS&C GlobeOp serves a worldwide clientele of hedge funds, private equity funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $2.2 trillion in assets under administration. SS&C provides a full suite of comprehensive capabilities, including but not limited to: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services and automated support of post-trade activities. In addition, under SS&C GlobeOp, SS&C Direct provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts.
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
•
CRM Solutions - SS&C offers multiple Customer Relationship Manager (“CRM”) capabilities that store end client data and seamlessly integrate with our other offerings. Our CRM capabilities create efficient workflows for typical business processes and enhance processes for sales, service and analytics. SS&C’s Salentica CRM is purpose-built for asset and wealth managers and built on top of the leading CRM platforms at Salesforce and Microsoft. SS&C’s Tier1 supplies CRM capabilities to sell-side financial services firms, including research, trading, and sales teams within capital markets groups, and provides a deal management CRM experience to investment banks.
•
Advent Managed Services – Advent Managed Services provides a full spectrum of tailored options to our clients’ specific needs, from cloud-delivered technology to co-sourcing specific workflows to full outsourcing of operational processes including data management services such as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. Advent OnDemand is the pre-configured SaaS delivery of one of Advent's asset management solutions hosted by Advent without managed outsourced operational processes.
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

•
ALPS Advisors – ALPS Advisors is a comprehensive suite of asset servicing, distribution solutions and asset management for open-end mutual funds, closed-end funds, exchange-traded funds and alternative investment funds. Focusing on the needs of small- to medium-sized funds that require a broad set of customizable services, we provide compliance, creative services, medallion distribution, fund administration, fund accounting, legal, tax administration, transfer agency and asset management services. Our distribution services range from consulting to active wholesaling and marketing, including closed-end funds initial public offering launch platform services. We also offer products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. We serve as the asset manager to proprietary open-end mutual funds, closed-end funds and exchange-traded funds through active management and the utilization of sub-advisors and index providers. Additionally, we offer data analytics and consulting services in the U.S. to help our clients gain actionable insights into the needs and preferences of their customers.
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
•
Healthcare Services
o
Pharmacy Solutions – We use our proprietary software applications to provide pharmacy health management solutions supporting commercial, Medicaid and Medicare Part D plans. These services include pharmacy claims administration, pharmacy network solutions, government programs administration, formulary and rebate management, trend control and quality compliance programs, member services and discount drug card programs.
▪
DomaniRx – Domani Rx, LLC, our joint venture with Humana and Elevance Health (formerly Anthem), to create a new cloud-native, API-driven claims adjudication platform. The goal of the venture is to arm healthcare organizations with end-to-end transparency and data analytics to help them keep up with an ever-changing regulatory environment. DomaniRx’s claims adjudication platform will leverage SS&C’s technology capabilities and reside on SS&C’s private cloud. The result will be a single cloud-native user experience with proven scalability, resiliency and best-in-class transactional processing capabilities.

o
Healthcare Administration – We use our proprietary software applications to provide medical claim administration services and health plan compliance and revenue integrity services for payers and providers in the domestic healthcare industry. Healthcare administration services are offered on a software license, remote and business process outsourcing (“BPO”) basis. Combined with our health outcomes optimization solutions described below, our solutions are offered as stand-alone component solutions to complement health plans, existing operations or systems, or as an integrated core administration package.

o
Health Outcomes Optimization – We provide solutions to optimize healthcare through our integrated care management and population health analytics applications and professional services for health plans and providers in the domestic healthcare industry. Our integrated care management solution is a real-time, intuitive, workflow-driven solution suite that assists clients to improve member outcomes and manage costs. In addition to our proprietary systems, we are the exclusive distributor of the Johns Hopkins ACG System (Adjusted Clinical Groups) to health plans in the United States. Developed by Johns Hopkins University, the ACG System is a population health analytics software utilizing predictive models to identify at-risk populations and stratify them into the optimal care management program. By combining a population-level perspective with patient-level behaviors and conditions, health plans can better target case management and disease management objectives.

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

o
Advent Portfolio Exchange – Advent Portfolio Exchange (“APX”) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide, which integrates the front-office functions of prospecting, marketing, CRM and internal business management with the back-office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage high-net-worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging and performance analytics. APX can be deployed locally as well as hosted in the cloud.

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
o
Genesis – Genesis facilitates order creation workflows, flexible modeling and intuitive views that allows our clients' portfolios to be viewed from a front-end dashboard that easily surfaces exceptions around critical issues like drift and cash activity. Our customizable tools also help to identify trends, analyze results and determine the best courses of action with just a few clicks.
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
o
Performance and Performance Attribution (Sylvan, Insight) – SS&C’s performance measurement, attribution and composite management platforms streamline the calculation and reporting of performance while enabling our clients to analyze the sources of return. It supports multiple attribution methodologies, customized benchmarking and composite management. We provide full support for industry-mandated Global Investment Performance Standards (“GIPS”) performance reporting standards.
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
•
Automation Solutions
o
Blue Prism – Blue Prism's Intelligent Automation Platform (“IAP”) combines the power of AI and machine learning to deliver digital workers that take away the mundane tasks human workers are overloaded with, empowering them to focus on the profit-driving initiatives only people can do. SS&C Blue Prism customers gain instant access to an already AI-equipped digital workforce, along with the capabilities needed to build, delegate, and control automations. Blue Prism's IAP provides everything our clients need to serve their customers in today's demanding world with a secure, stable and compliant environment that propels digital transformation. The SS&C Blue Prism team supports this process through automation specialists, pre-built automations, training and certification, and our customer support.
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

•
Research, Analytics, Risk and Training
o
Algorithmics – Algorithmics’ cloud-based solutions deliver risk analytics to address the impact of business and regulatory changes. The solutions, including counterparty credit risk, financial risk APIs, risk for insurance and work space analyzer, along with others, address market, credit and liquidity risk and capital management.
o
Tamale RMS – Tamale RMS is a purpose-built research management solution, enabling investment analysts and portfolio managers to organize an escalating volume of research data and apply it more effectively in due diligence. It is a centralized repository for capturing, managing and sharing every piece of research received or created.
o
Research, Analytics and Consulting – SS&C’s Research, Analytics and Consulting (“RAC”) group helps leading companies in the financial services industry manage data, gain insight and ignite change in their business. Through effective use of advanced analytics, research and distribution intelligence technologies, SS&C RAC enables businesses to better understand, predict and optimize key business factors impacting their asset growth and profitability.
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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. In addition, our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry. They include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2022, revenues from professional services represented 2% of total revenues.

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

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis. Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized financial services and healthcare firms. During the year ended December 31, 2022, our top 10 clients represented approximately 13% of total revenues, with no single client accounting for more than 5% of total revenues.

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

Product Development and Engineering

We seek to introduce new products and regularly offer product innovation to maintain our competitive advantage. We use multidisciplinary teams of highly trained personnel to meet these goals and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2022, 2021 and 2020, our research and development expenses were $447.3 million, $414.9 million and $399.4 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Healthcare: In our healthcare markets, we compete with providers of pharmacy and medical claims processing, benefit management, care management, business process outsourcing, business intelligence and analytics. We compete with other third-party vendors such as Evernorth Express Scripts/Cigna, CVS Caremark, UnitedHealth/OptumRx and companies that perform their services in-house with licensed or internally developed systems and processes. SS&C Health is not integrated, owned, controlled or merged with any specific health plan. This structure allows us to demonstrate we do not have business model or channel conflicts that drive membership to a particular channel (such as retail, mail or specialty pharmacies), nor do we compete with our health plan clients. Our independent model enables us to be a client’s strategic partner versus a potential competitor. Our competitors’ healthcare administration and health outcomes optimization solutions are primarily based on complete replacement of a payer’s core system. With a component-based approach, health payer clients can choose core application replacement, or adopt component applications to address areas that offer the most opportunity for improvement, with minimal disruption to business operations.

Insurance: In our insurance market, we compete with a variety of vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of investment operations, accounting and analytics systems, such as State Street (Princeton Financial Systems), Clearwater Analytics and FIS, to smaller providers of specialized applications and services. We also compete with outsourcers, as well as the internal processing and IT departments of our clients and prospective clients. The key competitive factors in marketing insurance systems are the accuracy, timeliness and reporting of processed information provided to internal and external clients, features and adaptability of the software, level and quality of customer support, economies of scale and return on investment. Our strengths in this market include our years of experience, our top-tier clients, our ability to provide solutions by multiple delivery methods, our cost-effective and customizable solutions and our expertise.

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

Virtual Data Rooms: In our VDRs market, we compete for deals involving VDRs that facilitate strategic financial transactions and secure document exchange use cases. For mergers and acquisitions use cases, our principal direct competitors include global services and technology vendors such as Datasite and Donnelly Financial Solutions. In addition, we compete with a range of niche and region-specific competitors depending on client size, location and requirements. For debt capital and secure collaboration use cases, we face competition from software solutions vendors such as IHS Markit and FIS and indirect competition from general-purpose file-sharing solutions such as Box and Dropbox. Key competitive factors in the VDR market include platform flexibility and quality; fit-for-purpose workflow capabilities and services delivery. Our strengths in this market include our technology, support for industry-specific workflows, experience, reputation, approach to platform security and professional services.

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

Robotic Process Automation: RPA is one of the fastest growing and competitive markets as current competitors expand their product offerings and new companies enter the market. In our RPA market, we compete with other technology vendors, such as UI Path and Automation Anywhere, professional service organizations that develop their own products or create custom software in conjunction with rendering RPA services, as well as clients' internal information systems departments. Key competitive factors in the RPA market include product differentiation, ensuring products are well linked to emerging technologies and delivering a return on investment. Our strengths in this market include our technology, our partnerships which allow offerings with other SS&C products and our expertise in key market segments that RPA has a high potential return on investment.

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

Human Capital

As of December 31, 2022, we had approximately 27,600 full-time employees, including approximately 16,200 in our international operations, consisting of approximately:

●
4,100 employees in research and development;
●
20,300 employees in client support, consulting and services;
●
1,600 employees in sales and marketing; and
●
1,600 employees in finance, administration and information technology.

Our ability to attract, train and retain highly skilled employees is critical to our success. We value a diverse workforce and an inclusive culture made up of smart people and superb technology. We believe strong collaboration and innovation allow us to be successful. We view diversity as one of our biggest strengths and advantages as a global organization. Our employees have widely diverse cultural backgrounds and life experiences. With our shift to a hybrid work environment, we have access to more diverse talent than before. We value individualism and distinct viewpoints and believe that we can all learn something from each other. We are committed to being an organization that welcomes, celebrates and thrives on diversity. The breadth of our products and services, our global office network and our clientele affords opportunities for mobility and advancement within the Company for people who make a positive impact. We monitor and evaluate various turnover and attrition metrics throughout our management teams. No employee is covered by any collective bargaining agreement.

We have a well-designed rewards program, which benefits both our employees and us by ensuring the alignment of rewards with goals and expectations. Compensation comprises a combination of base salary, bonus and equity. Our compensation program is designed to promote a performance-driven work culture that drives our growth and provides competitive compensation opportunities to attract and retain top performers. We provide benefits programs that are flexible, comprehensive and competitive. While specifics may vary by country, our benefits package generally includes healthcare coverage, retirement benefits, life and disability insurance, wellness and employee assistance programs, flexible leave policies, 401(k), tuition/professional reimbursement program and more. We embrace hybrid ways of working and encourage employees to take time off to maintain a healthy work/life balance when they need it. In addition, we offer professional development and tuition reimbursement for degree programs and job-related coursework.

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

Risks Relating to Our Business

●
our business is greatly affected by changes in the state of the general economy and the financial markets, and uncertainty in the general economy, the financial services industry or other industries in which our clients operate, could disproportionately affect the demand for our products and services;
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

The global economy has in the past been subject to severe disruptions in the credit markets, increased uncertainty about economic, political, global trade and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business, results of operations and financial condition, and the liquidity and financial condition of our clients. Increases in inflation rates, and increases in interest rates by the U.S. Federal Reserve and central banks around the world, could result in economic volatility or uncertainty, which could adversely affect our business, financial condition, results of operations and cash flows.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2022, we consummated a number of acquisitions, including Blue Prism Group Plc (“Blue Prism”), Hubwise Holdings Limited (“Hubwise”), Tier1's sell-side CRM (“Tier1”), 5 M's Minerals Management, LLC (“MineralWare”), assets related to O'Shares exchange traded funds (“O'Shares”) and Complete Financial Ops, Inc. (“CFO”). However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

Our software-enabled services maintain and process confidential data and process trades and perform other back-office functions, including wiring funds, on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. Our platforms house sensitive, confidential client information. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include IT attacks or failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats have become prevalent in our industry as well as for many firms that process information. Cybersecurity threats are evolving and our security measures, and those of our service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, attempts to gain unauthorized access to data, phishing attacks, social engineering, security breaches or employee or contractor malfeasance and other electronic security breaches that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. Such cybersecurity incidents could lead to disruptions in our systems, the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information and corruption of data. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In the last few years there have been many successful advanced cyber-attacks that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, there is no guarantee that our systems and procedures are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Given the unpredictability of the timing, nature and scope of such failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. We routinely review and update our corporate structure and intercompany arrangements, including transfer pricing policies, consistent with applicable laws and regulations, to align with our business operations across numerous jurisdictions. Failure to align our corporate structure and intercompany arrangements with our business operations may increase our worldwide effective tax rate.

We are subject to examinations by various authorities, including tax authorities, in the ordinary course of business. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies may arise from time to time. Our business, results of operations and financial condition may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.

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

A war, terrorist attack, natural disaster, pandemic or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. For example, while we were not adversely affected by the COVID-19 pandemic in any outsized manner, it created significant volatility, uncertainty and economic disruption in the markets in which we operate. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, physical or cybersecurity breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business, results of operation and financial condition.

We have substantial operations and a significant number of employees in India and we are therefore subject to regulatory, economic and political uncertainties in India.

As of December 31, 2022, we had approximately 7,900 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

For the years ended December 31, 2022, 2021 and 2020 international revenues accounted for 29%, 28% and 27%, respectively, of our total revenues. We sell certain of our products primarily outside the U.S. In addition, Brexit and international trade tensions have created political and economic uncertainty and instability in global financial and foreign currency markets. The United Kingdom (“U.K.”) exited the European Union (“E.U.”) on January 31, 2020, and its membership in the E.U. single market ended on December 31, 2020 (“Brexit”). A new bilateral trade and cooperation agreement governing the future relationship between the U.K. and the E.U. was announced on December 24, 2020 and formally approved by the 27 member states of the E.U. on December 29, 2020. In March 2021, the U.K. and E.U. agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues in a memorandum of understanding.

While these events provide some clarity regarding the future relationship between the U.K. and the E.U., there remains uncertainty, which may adversely affect our operations and financial results, as we generated approximately $573.1 million, $596.0 million and $569.9 million in revenues from the U.K. in the years ended December 31, 2022, 2021 and 2020, respectively. Our international business is also subject to a variety of other risks, including:

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

In addition, the final outcome of negotiations between the U.K. and the E.U. relating to Brexit remains uncertain. The U.K. withdrew from the E.U. on January 31, 2020, and the transition period ended on December 31, 2020. While a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. was formally approved by the 27 member states of the E.U. on December 29, 2020, and the U.K. and E.U. agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues in March 2021. The impact of potential changes on the U.K. regulatory regime remains uncertain.

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

We currently have a substantial amount of indebtedness. As of December 31, 2022, we had total indebtedness of $7,129.9 million and an additional $597.5 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

In addition, the agreement governing our senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests, and any additional indebtedness may incur may also contain restrictive covenants. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. In addition, increases in interest rates by the U.S. Federal Reserve and central banks around the world have resulted in economic volatility and uncertainty, and if sustained, could adversely affect our financial health and operations.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

We estimate that our current levels of indebtedness as of December 31, 2022 will result in annual interest payments of approximately $434.8 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt. At December 31, 2022, we had total debt of $7,129.9 million, including $5,129.1 million of variable interest rate debt and which may bear interest rates in relation to U.S. dollar LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the U.K. announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings after June 30, 2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until then, however, FCA panel banks have agreed to continue to support LIBOR. On December 16, 2022, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, adopted a final rule identifying the benchmark rates to replace LIBOR in various types of financial instruments when LIBOR (at least in its current form) ceases to exist after June 30, 2023. The U.S. dollar LIBOR will be replaced with benchmark rates based on the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. When LIBOR (at least in its current form) ceases to exist, we may need to renegotiate our Credit Agreement and may not be able to do so with terms that are favorable to us. In particular, the method and rate used to calculate our interest rates and/or payments under the Credit Agreement in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations – Senior Secured Credit Facilities” for additional information. The overall financial market may be disrupted as a result of the discontinuation, reform or replacement of LIBOR or any other benchmark rate or any uncertainty in respect thereof. Disruption in the financial market or the inability to renegotiate our Credit Agreement with favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2022, our common stock has traded as high as $84.85 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 17, 2023, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 13.7% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2022, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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
●
the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and
●
a prohibition on stockholders from acting by written consent, except under certain limited circumstances.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that our stockholders could receive a premium for their shares of common stock in an acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate offices at 80 Lamberton Road, Windsor, CT 06095. We utilize facilities and offices in approximately 120 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 65% of our office space as compared to owning 35% of our office space. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of February 21, 2023, we had approximately 227,000 beneficial shareholders of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the fourth quarter of 2022 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
October 1, 2022 – October 31, 2022	—	$—	—	$785.5
November 1, 2022 – November 30, 2022	1.2	$49.78	1.2	$725.9
December 1, 2022 – December 31, 2022	0.6	$50.86	0.6	$694.8
Total	1.8		1.8

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program.

(3) Share repurchases were made pursuant to our Common Stock Repurchase Program authorized by our Board of Directors in July 2022. The program allows for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

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

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Technology Dividend TR Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Technology Dividend TR Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

and the Nasdaq Technology Dividend TR Index

$250
$200
$150
$100
$50
$0
DOLLARS
SS&C Technologies Holdings, Inc.
NASDAQ Composite-Total Return
NASDAQ Technology Dividend TR Index
2017
2018
2019
2020
2021
2022

* $100 invested in stock on 12/31/2017. Return calculations of indices assume the reinvestment of dividends.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
SS&C Technologies Holdings, Inc.	100	112	154	184	209	134
Nasdaq Composite - Total Returns	100	97	133	192	235	159
Nasdaq Technology Dividend TR Index	100	98	131	155	202	158

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

Acquisitions. To supplement our growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base and expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2020, we have spent approximately $1.9 billion on our seven most significant acquisitions, using a combination of cash on hand and debt financing (as discussed in Notes 8 and 11 to our Consolidated Financial Statements).

The following table lists the significant businesses we have acquired since January 1, 2020:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Tier1	August 2022	Extended SS&C's customer relationship management offerings
O'Shares ETF	June 2022	Expanded the offerings of SS&C ALPS Advisors, SS&C's wholly-owned asset manager
Minerals Management, LLC	May 2022	Extended SS&C's offerings into the energy market while helping clients streamline operations across all asset classes and type
Hubwise Holdings Limited	March 2022	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies
Blue Prism Group Plc	March 2022	Added deep expertise in intelligent automation and robotic process automation
Innovest	May 2020	Added web-based trust accounting and unique asset servicing solutions
Captricity	March 2020	Added data transformation platform to extract handwritten and machine printed data from paper documents

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the businesses listed in the table above for the respective time periods each was owned by SS&C.

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services. Since 2020, we have seen increased demand in the financial services industry for these services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods, expanding our service offerings and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. In particular, the acquisition of Blue Prism increased our term license and maintenance revenues. Our software-enabled services revenues increased from $3,891.3 million and 83% of total revenues in 2020 to $4,273.9 million and 81% of revenues in 2022. We believe that our high level of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in IT.

Liquidity. In March 2022, in connection with our acquisition of Blue Prism, we entered into an Incremental Joinder to our credit agreement, which is described in Contractual Obligations, resulting in new term loans totaling $1,530.0 million. In December 2022, we entered into an amendment to our revolving credit facility, which is also described in Contractual Obligations, which increased the capacity of our revolving credit facility from $250.0 million to $600.0 million.

We generated $1,134.3 million in cash from operating activities in 2022, compared to $1,429.0 million and $1,184.7 million in 2021 and 2020, respectively. In 2022, we used our operating cash flow, $91.8 million in proceeds from the exercise of stock options and existing cash to fund acquisitions, pay $203.1 million in dividends, purchase $476.1 million of common stock for treasury and invest in capital expenditures in our business.

The COVID-19 pandemic and ongoing macroeconomic conditions, such as increases in interest rates and inflation rates and changes in foreign currency exchange rates, could have impacts on our results that are uncertain and, in many respects, outside our control. The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources.

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Captricity in March 2020, Innovest in May 2020, Millennium in December 2020, Capita in March 2021, Blue Prism and Hubwise in March 2022, MineralWare in May 2022, O'Shares in June 2022, Tier1 in August 2022 and CFO in December 2022.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Software-enabled services	80.9%	84.3%	83.4%
License, maintenance and related	19.1%	15.7%	16.6%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2022	2021	2020	2022	2021
Software-enabled services	$4,273.9	$4,256.1	$3,891.3	0.4%	9.4%
License, maintenance and related	1,009.1	794.9	776.6	26.9%	2.4%
Total revenues	$5,283.0	$5,051.0	$4,667.9	4.6%	8.2%

Fiscal 2022 versus Fiscal 2021. Our revenues increased $232.0 million, or 4.6%, primarily due to acquisitions, which contributed $223.6 million in revenues, and an increase of $101.7 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Eze, Black Diamond, Geneva, and virtual data room services and products. These increases were partially offset by the unfavorable impact from foreign currency translation of $93.3 million. Software-enabled services revenues increased $17.8 million, or 0.4%, primarily due to an increase in organic revenues of $54.8 million, and acquisitions, which added $37.2 million. These increases were partially offset by the unfavorable impact from foreign currency translation of $74.2 million. License, maintenance and related revenues increased $214.2 million, or 26.9%, primarily due to acquisitions, which added $186.4 million in revenues, and an increase in organic revenues of $46.9 million. These increases were partially offset by the unfavorable impact from foreign currency translation of $19.1 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Cost of software-enabled services	56.5%	54.7%	58.0%
Cost of license, maintenance and related	35.0%	39.7%	40.8%
Total cost of revenues	52.4%	52.3%	55.1%
Gross margin percentage	47.6%	47.7%	44.9%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2022	2021	2020	2022	2021
Cost of software-enabled services	$2,414.8	$2,326.0	$2,257.3	3.8%	3.0%
Cost of license, maintenance and related	352.9	315.7	316.8	11.8%	(0.3)%
Total cost of revenues	$2,767.7	$2,641.7	$2,574.1	4.8%	2.6%

Fiscal 2022 versus Fiscal 2021. Our total cost of revenues increased by $126.0 million, or 4.8%, primarily due to an increase in organic costs of $123.6 million and acquisitions, which added $63.8 million in costs, partially offset by the favorable impact from foreign currency translation of $61.4 million. Organic cost increases are primarily due to personnel costs, including the impact of wage inflation, costs to support organic growth and independent contractors, partially offset by decreases in costs such as amortization and rent expense. Cost of software-enabled services revenues increased $88.8 million, or 3.8%, primarily due to an increase of $119.0 million in organic costs and acquisitions, which added $22.7 million in costs, partially offset by the favorable impact from foreign currency translation of $52.9 million. Cost of license, maintenance and related revenues increased $37.2 million, or 11.8%, primarily due to acquisitions, which added $41.1 million in costs and an increase in organic costs of $4.6 million, offset by the favorable impact from foreign currency translation of $8.5 million.

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

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Selling and marketing	9.5%	7.8%	7.6%
Research and development	8.5%	8.2%	8.6%
General and administrative	8.0%	7.1%	7.5%
Total operating expenses	26.0%	23.1%	23.7%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2022	2021	2020	2022	2021
Selling and marketing	$500.1	$394.1	$356.3	26.9%	10.6%
Research and development	447.3	414.9	399.4	7.8%	3.9%
General and administrative	425.0	358.0	352.3	18.7%	1.6%
Total operating expenses	$1,372.4	$1,167.0	$1,108.0	17.6%	5.3%

Fiscal 2022 versus 2021. Operating expenses increased $205.4 million, or 17.6%, primarily due to acquisitions, which added $186.3 million in expenses, and an increase in organic operating expenses of $53.0 million. These increases were partially offset by the favorable impact from foreign currency translation of $33.9 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to an increase in personnel costs, travel and entertainment, marketing costs and information technology related expenses.

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

Comparison of Fiscal 2022, 2021 and 2020 for Interest, Taxes and Other

Interest expense. We had interest expense of $312.2 million in 2022 compared to $205.7 million in 2021 and $249.9 million in 2020. The increase in interest expense for 2022 as compared to 2021 is due to higher average interest rates on debt and higher average debt balances. We had an average interest rate of 4.22% and 3.05%, respectively, for the twelve months ended December 31, 2022 and 2021. Our total debt balance as of December 31, 2022 was higher compared to the prior year due to the Incremental Joinder we entered into in connection with our acquisition of Blue Prism. The decrease for 2021 as compares to 2020 related primarily to lower average interest rates as well as lower average debt balances. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. We had other income, net of $20.8 million in 2022 compared to other expense, net of $18.2 million in 2021 and other income, net of $41.6 million in 2020. Other income, net for 2022 included net investment gains of $38.7 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for 2022 also included an expense of $8.1 million relating to a legal accrual recorded in connection with the DST ERISA litigation discussed in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. The remaining portion of other income, net consisted primarily of foreign currency translation gains and losses. Other expense, net for 2021 included an expense of $43.4 million relating to the DST ERISA litigation, and investment gains and dividends totaling $30.1 million. The remaining portion of other expense, net consisted primarily of foreign currency translation gains and losses. Other income, net for 2020 consisted primarily of foreign currency transaction gains and investment gains.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $25.8 million for 2022, $25.4 million for 2021 and $(1.5) million for 2020. Our equity in earnings of unconsolidated affiliates in 2022 is primarily related to a $29.3 million adjustment to increase the carrying value of one of our investments. Our equity in earnings of unconsolidated affiliates was a loss in 2020 due to losses incurred by one of our affiliates that operates a hotel and had a significant impact to their operations due to the COVID-19 pandemic. During 2021, this affiliate sold its primary asset, the hotel, for a gain that resulted in the significant increase in earnings of unconsolidated affiliates, net.

Loss on extinguishment of debt, net. We recorded a $5.5 million and $10.9 million loss on extinguishment of debt in 2022 and 2021, respectively, relating to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount associated with additional prepayments on our term loans prior to their scheduled maturity. We recorded a $4.2 million loss on extinguishment of debt in 2020 primarily related to the amendment of our credit agreement and the write-off of capitalized financing fees and original issue discount associated with the prepayment of our term loans.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2022	2021	2020	2022	2021
Provision for income taxes	$227.1	$236.4	$150.6	(3.9)%	57.0%
Effective tax rate	25.9%	22.8%	19.4%

Our 2022, 2021 and 2020 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations and permanent book to tax differences. Our effective tax rate for 2022 includes increases in valuation allowances on deferred tax assets, benefits related to stock-based awards and releases of uncertain tax positions due to statute of limitation expirations. Our effective tax rate for 2021 included benefits related to stock-based awards and recognition of tax expense related to a law change in the U.K. Our effective tax rate for 2020 included benefits related to stock-based awards, recognition of a state tax benefit related to a law change and releases of uncertain tax positions due to statute of limitation expirations and closed audits. The increase in the effective tax rate from 2021 to 2022 was primarily related to decreases in relative favorable impacts of stock based compensation in the current year, an increase in valuation allowances on deferred tax assets in the current year and the impact of uncertain tax positions. In addition, the prior year effective tax rate was unfavorably impacted by tax expense related to a law change in the United Kingdom.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in India and the U.K., where the statutory rates were approximately 29.0% on a blended basis and 19.0%, respectively, in 2022, approximately 31.0% on a blended basis and 19.0%, respectively, in 2021, and 29.1% and 19.0%, respectively, in 2020. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2022 were $1,337.6 million, a decrease of $1,833.8 million from $3,171.4 million at December 31, 2021. The decrease in cash was primarily due to the decrease in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $966.3 million and $2,755.7 million of client funds obligations at December 31, 2022 and 2021, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2022	2021	2020	2022	2021

Operating activities	$1,134.3	$1,429.0	$1,184.7	$(294.7)	$244.3
Investing activities	(1,757.6)	(148.2)	(210.5)	(1,609.4)	62.3
Financing activities	(1,184.5)	556.7	(1,428.1)	(1,741.2)	1,984.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26.0)	(4.0)	2.4	(22.0)	(6.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,833.8)	$1,833.5	$(451.5)	$(3,667.3)	$2,285.0

Fiscal 2022 versus 2021

Operating activities: Cash provided by operating activities during the year ended December 31, 2022 resulted from net income of $649.0 million adjusted for non-cash items of $700.4 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $215.1 million. The changes in our working capital accounts were primarily driven by decreases in accrued expenses and other liabilities and deferred revenue and an increase in contract assets and accounts receivable. Cash provided by operating activities was negatively affected by approximately $68.0 million of transaction costs related to the Blue Prism acquisition. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2022 and the payment of transaction costs related to the Blue Prism acquisition that were recorded as liabilities by Blue Prism at the time of the acquisition.

Investing activities: Cash used in investing activities during the year ended December 31, 2022 totaled $1,757.6 million, which included cash paid for acquisitions (net of cash acquired) of $1,636.2 million, capitalized software development costs of $144.9 million, capital expenditures of $63.4 million and investments in securities of $10.0 million, partially offset by distributions received from unconsolidated affiliates of $66.2 million, proceeds from the sale of property and equipment of $11.4 million, receipts from the collection of other non-current receivables of $9.8 million and proceeds from sales and maturities of investments of $9.5 million.

Financing activities: Cash used in financing activities during the year ended December 31, 2022 was $1,184.5 million and resulted from the decrease in client funds obligations of $1,709.0 million, treasury stock repurchases of $476.1 million, quarterly dividends paid of $203.1 million, deferred financing fees paid of $14.7 million and withholding taxes paid related to equity award net share settlements of $0.7 million. These expenditures were partially offset by net borrowings of debt totaling $1,127.3 million and $91.8 million received from the exercise of stock options.

Fiscal 2021 versus 2020

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2021 were $3,171.4 million, an increase of $1,833.5 million from $1,337.9 million at December 31, 2020. The increase in cash was primarily due to the decrease in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively. We also had $2,755.7 million and $1,227.4 million of client funds obligations at December 31, 2021 and 2020, respectively.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2022, we held approximately $199.0 million in cash and cash equivalents at non-U.S. subsidiaries where we have made such a determination and in turn no provision for income taxes had been made. At December 31, 2022, we held approximately $106.4 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$7,129.9	$55.7	$3,808.3	$2,026.2	$1,239.7
Interest payments (1)	1,622.6	434.8	695.9	389.7	102.2
Operating lease obligations (2)	357.6	69.9	104.6	69.6	113.5
Tax payable (3)	24.2	2.0	22.2	—	—
Purchase obligations (4)	280.7	131.3	107.0	42.4	—
Total contractual obligations	$9,415.0	$693.7	$4,738.0	$2,527.9	$1,455.4

(1)
Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month LIBOR of 4.38% plus 1.75% on our Term B-3, B-4 and B-5 facilities, one-month SOFR of 4.42% plus 2.25% on our Term B-6 and B-7 facilities and 5.5% on our Senior Notes.
(2)
We are obligated under noncancelable operating leases for office space and office equipment.
(3)
Represents our obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years.
(4)
Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2022, our liability for uncertain tax positions and related interest and penalties payable was $116.5 million and $28.4 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As a result, these amounts are not included in the above contractual obligations table.

Senior Secured Credit Facilities

On April 16, 2018, in connection with our acquisition of DST, we entered into an amended and restated credit agreement with SS&C Technologies, Inc. (“SS&C”), SS&C European Holdings SARL, an indirect wholly-owned subsidiary of SS&C (“SS&C SARL”) and SS&C Technologies Holdings Europe SARL, an indirect wholly-owned subsidiary of SS&C (“SS&C Tech SARL”) as the borrowers (“Credit Agreement”). Also in 2018, we entered into amendments to the Credit Agreement in connection with our acquisitions of Eze and Intralinks. On March 22, 2022, in connection with our acquisition of Blue Prism, we entered into an Incremental Joinder to the Credit Agreement with certain of our subsidiaries. Pursuant to the Incremental Joinder, a new $650.0 million senior secured incremental term loan B facility (“Term B-6 Loan”) and a new $880.0 million senior secured incremental term loan B facility (“Term B-7 Loan” and together with the Term B-6 Loan, the “Incremental Term Loans”) was made available to us, the proceeds of which were used to finance substantially all of the consideration for the acquisition of Blue Prism.

The Credit Agreement had a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”). The Revolving Credit Facility also contained a $25 million letter of credit sub-facility. On December 28, 2022, we entered into an amendment (the “Revolving Facility Amendment”) to the Credit Agreement with certain of our subsidiaries. Pursuant to the Revolving Facility Amendment, the Revolving Credit Facility was amended to: (i) extend the maturity date to December 28, 2027, (ii) amend the interest rate provisions to replace LIBOR with Term SOFR as the interest rate benchmark, (iii) increase the aggregate commitments from $250.0 million to $600.0 million, (iv) increase the letter of credit sub-facility from $25.0 million to $75.0 million and (v) make certain other revisions fully set forth in the Revolving Facility Amendment. As of December 31, 2022, there was $2.5 million utilized of the letter of credit sub-facility and $597.5 million available of the Revolving Facility Amendment.

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2022	Maturity	Scheduled Quarterly	Interest
	(in millions)	Date	Payments Required	Rate
Senior Secured Credit Facilities
Term Loan B-3	$1,199.0	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-4	974.8	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-5	1,650.1	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-6	520.7	March 22, 2029	0.25%	Variable rate (2)
Term Loan B-7	784.5	March 22, 2029	0.25%	Variable rate (2)
Revolving Credit Facility	—	December 28, 2027	None	Variable rate (3)
Senior Notes	2,000.0	September 30, 2027	None	Fixed at 5.5%
(1)
Initially incurred interest at either LIBOR plus 2.50% of at the base rate plus 1.50%, and were subject to a step-down at any time our consolidated net secured leverage ratio was less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin. In January 2020, we entered into a pricing amendment, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.
(2)
Bears interest at, at our option, either (a) the Base Rate, plus 1.25% per annum or the (b) Term Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 0.50%, plus a credit spread adjustment set forth in the Credit Agreement, plus 2.25% per annum.
(3)
Bears interest at, at our option, the Base Rate per annum or the Term SOFR. Loans based on the Base Rate bear interest at a rate between the Base Rate plus 0.25% or 0.50%, depending on our consolidated secured net leverage ratio. Loans based on Term SOFR bear interest at a rate between Term SOFR plus 1.25% and Term SOFR plus 1.50%, depending on our consolidated secured net leverage ratio.

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

The following is a reconciliation of net income to Consolidated EBITDA attributable to SS&C common stockholders, as defined in our Credit Agreement.

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$649.0	$800.6	$625.2
Interest expense, net	307.9	201.6	245.9
Provision for income taxes	227.1	236.4	150.6
Depreciation and amortization	671.6	667.4	725.3
EBITDA	1,855.6	1,906.0	1,747.0
Stock-based compensation	124.8	114.0	87.8
Acquired EBITDA and cost savings (1)	4.2	1.3	2.3
Loss on extinguishment of debt	5.5	10.9	4.2
Equity in earnings of unconsolidated affiliates, net	(25.8)	(25.4)	1.5
Purchase accounting adjustments (2)	9.4	6.3	6.9
ASC 606 adoption impact	(1.9)	1.0	5.2
Foreign currency translation losses (gains)	11.2	8.1	(14.1)
Investment gains	(38.7)	(30.1)	(26.7)
Facilities and workforce restructuring	32.3	30.0	34.0
Acquisition related (3)	41.5	45.0	—
Other (4)	(6.7)	1.0	8.2
Consolidated EBITDA	$2,011.4	$2,068.1	$1,856.3
Consolidated EBITDA attributable to noncontrolling interest (5)	(1.1)	(2.0)	—
Consolidated EBITDA attributable to SS&C common stockholders	$2,010.3	$2,066.1	$1,856.3

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
(3)
Acquisition related includes costs related to both current acquisitions and the resolution of pre-acquisition matters.
(4)
Other includes additional expenses and income that are permitted to be excluded per the terms of our Credit Agreement from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.
(5)
Consolidated EBITDA attributable to noncontrolling interest represents Consolidated EBITDA based on the ownership interest retained by the noncontrolling parties of DomaniRx, our consolidated variable interest entity.

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2022 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.40x

(1) Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $134.1 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Our partnership interests in private equity funds, marketable equity securities and seed capital investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are recorded at fair value, with changes in the fair value recognized in other income (expense), net on our Consolidated Statements of Comprehensive Income. Our marketable equity securities and seed capital investments have readily determinable fair values in the market. We use net asset value as a practical expedient for the fair value of partnership interests in private equity funds that are not accounted for under the equity method of accounting.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value. Judgement is required in the determination of goodwill reporting units. As of December 31, 2022 and 2021, we have two reporting units, one is our health business and the other includes the rest of our operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Our impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2022.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable due to the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge, if any, and thus materially different results of operations.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2022, 2021 and 2020 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

As of December 31, 2022, we had $116.5 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For 2022, there were average daily cash balances of approximately $2.4 billion maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rates would equate to approximately $9.1 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At December 31, 2022, we had total debt of $7,129.9 million, including $5,129.1 million of variable interest rate debt. As of December 31, 2022, a 100 basis point increase in interest rates would result in a change in interest expense of approximately $51.3 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of December 31, 2022 was approximately $56.3 million. The impact of a 10% change in fair value of these investments would have been approximately $4.2 million to net income. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During 2022, approximately 29% of our revenues were from clients located outside the United States (“U.S.”). A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2022. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Blue Prism from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in a purchase business combination during 2022. We have also excluded Blue Prism from our audit of internal control over financial reporting. Blue Prism and its wholly-owned subsidiaries' total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Health Business Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8,863.0 million as of December 31, 2022, a portion of which relates to the health business reporting unit. Management tests goodwill annually for impairment as of December 31 and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management measures the fair value of the Company’s reporting units utilizing the income method. Significant judgment is required to determine appropriate revenue growth rates and to estimate the fair value of the Company’s reporting units.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the health business reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the valuation of the health business reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the health business reporting unit; (ii) evaluating the appropriateness of the income method; (iii) testing the completeness and accuracy of underlying data used in the income method; and (iv) evaluating the reasonableness of the significant assumption used by management related to the revenue growth rates. Evaluating management’s assumption related to the revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income method.

Acquisition of Blue Prism Group PLC – Valuation of Completed Technology and Customer Relationships Intangible Assets

As described in Note 8 to the consolidated financial statements, the Company completed the acquisition of Blue Prism Group PLC (Blue Prism) for a cash purchase price of $1.5 billion, net of cash acquired, which resulted in $250 million of completed technology and $520 million of customer relationships intangible assets being recorded. The fair value of the completed technology and customer relationships was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technology and the excess earnings method was utilized for customer relationships. Significant assumptions used in the determination of fair value for completed technology were projected future revenues, royalty rate, obsolescence rate and discount rate. Significant assumptions used in the determination of fair value for customer relationships were projected future revenues and costs and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the completed technology and customer relationships intangible assets acquired in the Blue Prism acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the completed technology and customer relationships intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the projected future revenues, royalty rate, obsolescence rate and discount rate for completed technology, and the projected future revenues and costs and discount rate for the customer relationships intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the completed technology and customer relationships intangible assets and the development of the significant assumptions related to the projected future revenues, royalty rate, obsolescence rate and discount rate for completed technology, and the projected future revenues and costs and discount rate for the customer relationships. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimates of the completed technology and customer relationships intangible assets, (iii) evaluating the appropriateness of the relief-from-royalty and excess earnings valuation methods; (iv) testing the completeness and accuracy of data used in the valuation methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the projected future revenues, royalty rate, obsolescence rate and discount rate for completed technology, and the projected future revenues and costs and discount rate for the customer relationships. Evaluating the reasonableness of the projected future revenues and projected future revenues and costs considered (i) the past performance of the acquired business and (ii) consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the royalty rate, obsolescence rate, and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 28, 2023

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$440.1	$564.0
Funds receivable and funds held on behalf of clients	966.3	2,755.7
Accounts receivable, net of allowance for credit losses of $21.7 and $17.9, respectively (Note 3)	778.6	713.4
Contract asset	42.3	27.4
Prepaid expenses and other current assets	193.8	187.5
Restricted cash and cash equivalents	3.3	4.2
Total current assets	2,424.4	4,252.2
Property, plant and equipment, net (Note 4)	343.9	382.0
Operating lease right-of-use assets (Note 5)	260.6	291.2
Investments (Note 6)	193.9	172.8
Unconsolidated affiliates (Note 7)	266.9	306.1
Contract asset	115.9	77.9
Goodwill (Note 9)	8,863.0	8,045.5
Intangible and other assets, net of accumulated amortization of $3,445.4 and $2,890.5, respectively (Note 9)	4,184.7	3,805.3
Total assets	$16,653.3	$17,333.0
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$55.7	$47.4
Client funds obligations	966.3	2,755.7
Accounts payable	49.5	28.7
Income taxes payable	34.3	25.5
Accrued employee compensation and benefits	235.8	322.2
Interest payable	28.4	27.5
Other accrued expenses	356.1	310.1
Deferred revenues	464.7	334.0
Total current liabilities	2,190.8	3,851.1
Long-term debt, net of current portion (Note 10)	7,023.9	5,901.5
Operating lease liabilities	237.0	268.2
Other long-term liabilities	225.8	254.0
Deferred income taxes	872.9	835.0
Total liabilities	10,550.4	11,109.8
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest (Note 6)	2.1	—
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 271.9 million shares and 269.1 million shares issued, respectively, and 251.0 million shares and 256.0 million shares outstanding, respectively	2.7	2.7
Additional paid-in capital	5,111.6	4,895.7
Accumulated other comprehensive loss	(550.1)	(242.0)
Retained earnings	2,740.1	2,293.0
Cost of common stock in treasury, 20.9 and 13.1 million shares, respectively	(1,260.1)	(784.0)
Total SS&C stockholders’ equity	6,044.2	6,165.4
Noncontrolling interest (Note 12)	56.6	57.8
Total equity	6,100.8	6,223.2
Total liabilities, redeemable noncontrolling interest and equity	$16,653.3	$17,333.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Software-enabled services	$4,273.9	$4,256.1	$3,891.3
License, maintenance and related	1,009.1	794.9	776.6
Total revenues	5,283.0	5,051.0	4,667.9
Cost of revenues:
Software-enabled services	2,414.8	2,326.0	2,257.3
License, maintenance and related	352.9	315.7	316.8
Total cost of revenues	2,767.7	2,641.7	2,574.1
Gross profit	2,515.3	2,409.3	2,093.8
Operating expenses:
Selling and marketing	500.1	394.1	356.3
Research and development	447.3	414.9	399.4
General and administrative	425.0	358.0	352.3
Total operating expenses	1,372.4	1,167.0	1,108.0
Operating income	1,142.9	1,242.3	985.8
Interest income	4.3	4.1	4.0
Interest expense	(312.2)	(205.7)	(249.9)
Other income (expense), net	20.8	(18.2)	41.6
Equity in earnings of unconsolidated affiliates, net	25.8	25.4	(1.5)
Loss on extinguishment of debt, net	(5.5)	(10.9)	(4.2)
Income before income taxes	876.1	1,037.0	775.8
Provision for income taxes (Note 17)	227.1	236.4	150.6
Net income	649.0	800.6	625.2
Net loss (income) attributable to noncontrolling interest	1.2	(0.6)	—
Net income attributable to SS&C common stockholders	$650.2	$800.0	$625.2

Basic earnings per share attributable to SS&C common stockholders	$2.56	$3.13	$2.44
Diluted earnings per share attributable to SS&C common stockholders	$2.48	$2.99	$2.35

Basic weighted-average number of common shares outstanding	254.0	255.6	256.4
Diluted weighted-average number of common and common equivalent shares outstanding	262.0	267.3	266.6

Net income	$649.0	$800.6	$625.2
Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on interest rate swaps	4.8	0.7	(2.7)
Defined benefit pension adjustment	(1.3)	3.4	(3.2)
Foreign currency exchange translation adjustment	(311.6)	(45.1)	57.9
Total other comprehensive (loss) income, net of tax	(308.1)	(41.0)	52.0
Comprehensive income	340.9	759.6	677.2
Comprehensive loss (income) attributable to noncontrolling interest	1.2	(0.6)	—
Comprehensive income attributable to SS&C common stockholders	$342.1	$759.0	$677.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$649.0	$800.6	$625.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	671.6	667.4	725.3
Equity in earnings of unconsolidated affiliates, net	(25.8)	(25.4)	1.5
Distributions received from unconsolidated affiliates	2.3	10.0	8.0
Gain on bargain purchase	—	(2.6)	—
Stock-based compensation expense	124.8	114.0	87.8
Net gains on investments	(26.1)	(19.0)	(24.2)
Amortization and write-offs of loan origination costs and original issue discounts	13.9	13.2	13.8
Loss on extinguishment of debt, net	5.5	10.9	4.1
Loss on sale or disposition of property and equipment	0.6	1.0	4.6
Deferred income taxes	(77.0)	(88.0)	(155.4)
Provision for credit losses	10.6	8.2	7.7
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(38.1)	(72.2)	24.3
Prepaid expenses and other assets	17.7	49.5	(86.9)
Contract assets	(52.1)	(4.0)	(2.5)
Accounts payable	7.6	0.6	(13.1)
Accrued expenses and other liabilities	(135.5)	2.4	(8.2)
Income taxes prepaid and payable	27.0	2.6	31.4
Deferred revenue	(41.7)	(40.2)	(58.7)
Net cash provided by operating activities	1,134.3	1,429.0	1,184.7
Cash flow from investing activities:
Cash paid for asset acquisitions and business acquisitions, net of cash acquired	(1,636.2)	7.3	(116.0)
Additions to property and equipment	(63.4)	(51.3)	(34.8)
Proceeds from sale of property and equipment	11.4	5.3	2.3
Additions to capitalized software	(144.9)	(85.3)	(71.6)
Investments in securities	(10.0)	(20.1)	(60.9)
Proceeds from sales / maturities of investments	9.5	50.9	60.3
Distributions received from (contributions to) unconsolidated affiliates	66.2	(66.0)	(0.1)
Collection of other non-current receivables	9.8	11.0	10.3
Net cash used in investing activities	(1,757.6)	(148.2)	(210.5)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	1,727.1	370.0	286.0
Repayments of debt	(599.8)	(889.9)	(1,024.2)
Payment of deferred financing fees	(14.7)	—	—
Net (decrease) increase in client funds obligations	(1,709.0)	1,480.5	(504.9)
Proceeds from exercise of stock options	91.8	197.7	189.7
Withholding taxes paid related to equity award net share settlement	(0.7)	(7.0)	(10.9)
Purchases of common stock for treasury	(476.1)	(487.9)	(227.7)
Dividends paid on common stock	(203.1)	(174.0)	(136.1)
Proceeds from noncontrolling interests	—	67.3	—
Net cash (used in) provided by financing activities	(1,184.5)	556.7	(1,428.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26.0)	(4.0)	2.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,833.8)	1,833.5	(451.5)
Cash, cash equivalents and restricted cash, beginning of period	3,171.4	1,337.9	1,789.4
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,337.6	$3,171.4	$1,337.9

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$440.1	$564.0	$209.3
Restricted cash and cash equivalents	3.3	4.2	5.9
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	894.2	2,603.2	1,122.7
	$1,337.6	$3,171.4	$1,337.9
Supplemental disclosure of cash paid for:
Interest	$298.0	$192.5	$236.2
Income taxes, net of refunds	$281.1	$310.4	$227.4

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired through tenant improvement allowances	$-	$-	$4.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in millions, except per share data)

	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2019	257.6	$2.6	$4,266.9	$1,177.9	$(253.0)	$(78.3)	$—	$5,116.1
Net income	—	—	—	625.2	—	—	—	625.2
Foreign exchange translation adjustment (Note 11)	—	—	—	—	57.9	—	—	57.9
Net change in interest rate swaps (Note 11)	—	—	—	—	(2.7)	—	—	(2.7)
Defined benefit pension adjustment (Note 11)	—	—	—	—	(3.2)	—	—	(3.2)
Stock-based compensation expense (Note 14)	—	—	87.8	—	—	—	—	87.8
Exercise of options, net of withholding taxes (Note 14)	6.3	—	178.8	—	—	—	—	178.8
Non-cash purchase price consideration	—	—	10.2	—	—	9.9	—	20.1
Dividends declared - $0.53 per share (Note 11)	—	—	0.3	(136.1)	—	—	—	(135.8)
Purchase of common stock (Note 11)	—	—	—	—	—	(227.7)	—	(227.7)
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$—	$5,716.5
Noncontrolling interest upon consolidation (Note 12)	—	—	46.8	—	—	—	57.2	104.0
Net income	—	—	—	800.0	—	—	0.6	800.6
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(45.1)	—	—	(45.1)
Net change in interest rate swaps (Note 11)	—	—	—	—	0.7	—	—	0.7
Defined benefit pension adjustment (Note 11)	—	—	—	—	3.4	—	—	3.4
Stock-based compensation expense (Note 14)	—	—	114.0	—	—	—	—	114.0
Exercise of options, net of withholding taxes (Note 14)	5.2	0.1	190.6	—	—	—	—	190.7
Dividends declared - $0.68 per share (Note 11)	—	—	0.3	(174.0)	—	—	—	(173.7)
Purchase of common stock (Note 11)	—	—	—	—	—	(487.9)	—	(487.9)
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2
Net income	—	—	—	650.2	—	—	(1.2)	649.0
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(311.6)	—	—	(311.6)
Net change in interest rate swaps (Note 11)	—	—	—	—	4.8	—	—	4.8
Defined benefit pension adjustment (Note 11)	—	—	—	—	(1.3)	—	—	(1.3)
Stock-based compensation expense (Note 14)	—	—	124.8	—	—	—	—	124.8
Exercise of options, net of withholding taxes (Note 14)	2.8	—	91.1	—	—	—	—	91.1
Dividends declared - $0.80 per share (Note 11)	—	—	—	(203.1)	—	—	—	(203.1)
Purchase of common stock (Note 11)	—	—	—	—	—	(476.1)	—	(476.1)
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8

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

We have consolidated one VIE since we are the primary beneficiary as discussed in Note 12 below. Our investments in private equity funds meet the definition of a VIE; however, the private equity fund investments are not consolidated as we do not have the power to direct the entities’ most significant economic activities.

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

In contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct. We allocate the transaction price to each performance obligation based on our relative standalone selling price out of total consideration of the contract. Standalone selling price is determined utilizing observable prices to the extent available. If the standalone selling price for a performance obligation is not directly observable, we estimate it maximizing the use of observable inputs. For maintenance and support, we determine the standalone selling price based on the price at which we separately sell a renewal contract and the economic relationship between licenses and maintenance. We primarily determine the standalone selling price for sales of license arrangements using the residual approach. In situations when the software license and the right to unspecified product upgrades are not distinct in the context of the contract, they are combined into a single performance obligation and revenue is recognized on a straight line basis over the contract duration. For professional services, we determine the standalone selling prices based on the price at which we separately sell those services.

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

Leases

We account for our leases in accordance with ASC 842. We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2022 or 2021. As of December 31, 2022 and 2021, we have two reporting units, one is our health business and the other includes the rest of our operations. Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units as of December 31, 2022 and 2021. We measure the fair value of our reporting units utilizing the income method. Significant judgment is required to determine appropriate revenue growth rates and estimate the fair value of our reporting units. There were no other indefinite-lived intangible assets as of December 31, 2022 or 2021.

Customer relationships, completed technology, trade names and other identifiable intangible assets are amortized over lives ranging from two to 17 years. Completed technology and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible asset. Trade names are amortized on a straight line basis.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2022 and 2021, we had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income (expense) in the Consolidated Statements of Comprehensive Income in the periods in which they occur.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts with Customer. ASU 2021-08 requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. ASU 2021-08 should be applied prospectively to business combinations that occur after the effective date. We adopted ASU 2021-08 as of January 1, 2022 on a prospective basis and applied it to the business combinations completed during 2022.

Recent Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions. We will apply the guidance to impacted transactions during the transition period. The adoption of this standard does not have a material impact on our financial position, results of operations or cash flows.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2022	2021
Accounts receivable	$593.6	$521.9
Unbilled accounts receivable	206.7	209.4
Allowance for credit losses	(21.7)	(17.9)
Total accounts receivable, net	$778.6	$713.4

The following table represents the activity for the allowance for credit losses (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$17.9	$16.8	$13.2
Charge to costs and expenses	10.6	8.2	7.7
Write-offs, net of recoveries	(7.1)	(7.0)	(4.2)
Foreign currency impact	0.3	(0.1)	0.1
Balance at end of period	$21.7	$17.9	$16.8

Management establishes the allowance for credit losses accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for credit losses.

Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2022	2021
Land	$39.3	$49.8
Building and improvements	279.2	307.5
Equipment, furniture, and fixtures	523.7	475.4
	842.2	832.7
Less: accumulated depreciation	(498.3)	(450.7)
Total property, plant and equipment, net	$343.9	$382.0

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $76.2 million, $81.1 million and $105.7 million, respectively.

Note 5—Leases

Our total operating lease costs were $72.3 million, $78.0 million and $77.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for amounts included in operating lease liabilities was $74.3 million, $79.4 million and $77.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $26.5 million and $9.2 million for the years ended December 31, 2022 and 2021, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2022 were 7.0 years and 4.9%, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2021 were 7.5 years and 4.8%, respectively.

Lease liabilities as of December 31, 2022 are as follows (in millions):

Maturity of Lease Liabilities
2023	$69.9
2024	58.9
2025	45.7
2026	39.1
2027	30.5
Thereafter	113.5
Total lease payments	$357.6
Less: interest	(66.1)
Present value of lease liabilities	$291.5

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $1.3 million, $2.1 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2022, 2021 and 2020 was approximately $6.0 million, $9.1 million and $10.4 million, respectively.

Lease payments to be received as of December 31, 2022 are as follows (in millions):

Lease Payments to be Received
2023	$6.8
2024	3.9
2025	3.6
2026	3.0
2027	2.7
Thereafter	2.7
Total lease payments	$22.7

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2022	2021
Non-marketable equity securities	$124.0	$84.5
Seed capital investments	30.6	32.0
Marketable equity securities	24.3	40.8
Partnership interests in private equity funds	15.0	15.5
Total investments	$193.9	$172.8

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrealized gains on equity securities held as of the end of the period	$25.8	$6.5	$7.2
Realized (losses) gains for equity securities sold during the period	(1.1)	10.9	18.6
Total gains recognized in other income (expense), net	$24.7	$17.4	$25.8

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

As of December 31, 2022 and 2021, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$674.5	$674.5	$—	$—
Seed capital investments (2)	30.6	30.6	—	—
Marketable equity securities (2)	24.3	24.3	—	—
Deferred compensation liabilities (3)	(13.6)	(13.6)	—	—
Total	$715.8	$715.8	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,961.0	$1,961.0	$—	$—
Seed capital investments (2)	32.0	32.0	—	—
Marketable equity securities (2)	40.8	40.8	—	—
Deferred compensation liabilities (3)	(21.3)	(21.3)	—	—
Total	$2,012.5	$2,012.5	$—	$—

_____________________________________________________

(1)
Included in cash and cash equivalents and funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)
Included in investments on the Consolidated Balance Sheet.
(3)
Included in other long-term liabilities on the Consolidated Balance Sheet.

During the years ended December 31, 2022 and 2021, we provided $10.0 million and $20.0 million, respectively, in seed capital funding to either mutual funds or exchange-traded funds issued by one of our subsidiaries. During the years ended December 31, 2022 and 2021, we redeemed $7.6 million and $13.5 million, respectively, of our seed capital investments.

In February 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of Series A convertible preferred stock of SILAC for a purchase price of $40 million. The investment is classified as a non-marketable equity security without a readily determinable fair value. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, SILAC is considered a related party. During the year ended December 31, 2022, as a result of an observable price change, we recorded a fair value adjustment of $39.5 million to increase the carrying value of SILAC. The fair value adjustment was recorded as an unrealized gain in Other income (expense) on our Consolidated Statements of Comprehensive Income. In each of the years ended December 31, 2022 and 2021, we received a preferred stock dividend from SILAC of $8.0 million which is recorded in Other income (expense) on our Consolidated Statements of Comprehensive Income.

We have partnership interests in various private equity funds that are not included in the table above. Our investments in private equity funds were $15.0 million and $15.5 million at December 31, 2022 and 2021, respectively, of which $10.8 million and $12.7 million, respectively, were measured using net asset value as a practical expedient for fair value and $4.2 million and $2.8 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

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

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		December 31, 2022		December 31, 2021
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$115.3	$—	$86.0	$—
International Financial Data Services L.P.	50.0%	85.1	34.8	87.8	38.2
Pershing Road Development Company, LLC	50.0%	10.6	57.9	74.0	65.9
Broadway Square Partners, LLP	50.0%	53.8	30.3	54.3	29.8
Other unconsolidated affiliates		2.1	—	4.0	—
Total		$266.9	$123.0	$306.1	$133.9

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

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Orbit Private Investments L.P.	$29.3	$—	$—
International Financial Data Services L.P.	0.3	1.6	3.6
Pershing Road Development Company, LLC	(5.4)	(1.1)	2.8
Broadway Square Partners, LLP	1.7	1.8	1.6
Other unconsolidated affiliates	(0.1)	23.1	(9.5)
Total	$25.8	$25.4	$(1.5)

We have a 9.8% ownership interest in Orbit Private Investments L.P. (“Orbit Private Investments”), which is a provider of shareholder and pension technology. International Financial Data Services L.P. (“IFDS L.P.”) is a 50% owned joint venture with State Street Corporation with operations in Canada, Ireland and Luxembourg. Pershing Road Development Company, LLC (“PRDC LLC”) is a 50% owned special-purpose entity formed to develop and lease office space to the U.S. government. Broadway Square Partners, LLP (“Broadway Square Partners”) is a 50% owned real estate joint venture formed to purchase, finance and engage in leasing activities with us and unrelated third parties. The difference between the amount at which each of IFDS L.P., PRDC LLC and Broadway Square Partners is carried and the amount of underlying equity in net assets, will be amortized as a component of equity in earnings of unconsolidated affiliates over approximately 15 years, 28 years and 40 years, respectively.

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

The following tables summarize related party transactions and balances outstanding with our related parties, which is primarily comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating revenues from related parties	$65.2	$71.7	$44.4
Amounts paid to related parties (1)	46.5	50.5	43.0
Distributions received from related parties	68.7	30.1	8.1

	December 31,
	2022	2021
Outstanding advances/loans to related parties	$1.9	$1.9
Trade accounts receivable from related parties	11.7	13.2
Total amounts receivable from related parties	$13.6	$15.1

Amounts payable to related parties	$1.3	$0.7
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

During the year ended December 31, 2022, we received a distribution of $64.5 million from our unconsolidated affiliate, Pershing Road Development Company, LLC (“PRDC”), which reduced our investment in the affiliate. In addition, the interest rate swap agreement to which PRDC was a party to was terminated. For the year ended December 31, 2021, distributions received include $10.0 million return on investment and $20.0 million return of investment related to our investments in IFDS L.P. and the Kansas City Downtown Hotel Group, L.L.C., respectively. For the year ended December 31, 2020, distributions received include $8.0 million return on investment related to our investments in IFDS L.P. and PRDC LLC.

Note 8—Acquisitions

2022 Acquisitions

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

The net assets and results of operations of Blue Prism have been included in our Consolidated Financial Statements from March 16, 2022. The fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technology and trade names, and the excess earnings method was utilized for customer relationships. Significant assumptions used in the determination of fair value for completed technology were projected future revenues, royalty rate, obsolescence rate and discount rate. Significant assumptions used in the determination of fair value for customer relationships were projected future revenues, costs and discount rate. Customer relationships, completed technology and trade names are expected to be amortized over approximately fifteen, eight and fourteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 includes $201.2 million in revenues from Blue Prism’s operations. Blue Prism generates revenues primarily from software license fees and related maintenance and service fees.

Hubwise

On March 25, 2022, we purchased all of the outstanding stock of Hubwise Holdings Limited (“Hubwise”) for approximately $75.0 million in cash, plus the costs of effecting the transaction. Hubwise is a regulated business-to-business investment platform serving advisers, discretionary wealth managers and self-directed direct-to-consumer propositions.

The net assets and results of operations of Hubwise have been included in our Consolidated Financial Statements from March 25, 2022. The fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technology and trade names, and the excess earnings method was utilized for customer relationships. Customer relationships, completed technology and trade name are expected to be amortized over approximately twelve, eight and fourteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 includes $4.1 million in revenues from Hubwise’s operations.

Tier1

On August 23, 2022, we purchased the sell-side Tier1 customer relationship management (“CRM”) business (“Tier1”) and related assets from Tier1 Financial Solutions for approximately $32.5 million in cash, plus the costs of effecting the transaction. Tier1 is a leading provider of sell-side CRM solutions targeting capital markets and investment banks. Tier1 supplies CRM capabilities to sell-side financial services firms, including research, trading, and sales teams within capital markets groups, and provides deal management experience to investment banks.

The net assets and results of operations of Tier1 have been included in our Consolidated Financial Statements from August 23, 2022. The preliminary fair value of the intangible assets, consisting of customer relationships and completed technology, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technology, and the excess earnings method was utilized for customer relationships. Customer relationships and completed technologies are expected to be amortized over approximately fourteen and six years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 includes $4.7 million in revenues from Tier1’s operations.

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

The following summarizes the allocation of the purchase price for the 2022 acquisitions of Blue Prism, Hubwise and Tier1 and the 2021 acquisition of Capita (in millions):

	Blue Prism	Hubwise	Tier1	Capita
Accounts receivable	$50.1	$0.7	$0.3	$3.8
Property, plant and equipment	1.8	0.1	0.1	0.5
Other assets	10.4	0.3	0.2	5.5
Operating lease right-of-use assets	4.4	—	—	—
Customer relationships	520.0	23.0	16.3	—
Completed technologies	250.0	8.7	6.4	—
Trade names	38.0	1.0	—	—
Goodwill	951.4	50.0	21.6	—
Accounts payable	(6.6)	(0.2)	(1.0)	(3.5)
Accrued employee compensation and other liabilities	(64.0)	(0.7)	(2.0)	(7.7)
Deferred revenue	(166.9)	—	(8.6)	(3.1)
Deferred income taxes	(111.1)	(7.4)	—	—
Gain on bargain purchase	—	—	—	(2.6)
Consideration paid, net of cash acquired	$1,477.5	$75.5	$33.3	$(7.1)

Additionally, we acquired 5 M’s Minerals Management, LLC (“MineralWare”) in May 2022 for approximately $18.0 million and Complete Financial Ops, Inc. (“CFO”) in December 2022 for approximately $5.7 million. We acquired assets related to O’Shares exchange traded funds (“O’Shares”) in June 2022 for approximately $28.3 million.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with us and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Blue Prism, Hubwise, MineralWare, Tier1 and CFO occurred on January 1, 2021 and the acquisition of Capita occurred on January 1, 2020, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2022	2021	2020
Revenues	$5,351.9	$5,322.9	$4,727.6
Net income	$633.7	$659.4	$629.8

We recorded severance expense related to personnel reductions in several of our financial services and healthcare businesses. The amount of severance expense recognized in our Consolidated Statements of Comprehensive Income was as follows (in millions):

	For the Year Ended December 31,
Consolidated Statements of Comprehensive Income Classification	2022	2021	2020
Cost of software-enabled services	$8.2	$11.4	$21.0
Cost of license, maintenance and other related	1.9	1.1	1.1
Total cost of revenues	10.1	12.5	22.1
Selling and marketing	3.1	1.6	1.5
Research and development	2.4	5.6	5.2
General and administrative	0.6	2.2	3.3
Total operating expenses	6.1	9.4	10.0
Total severance expense	$16.2	$21.9	$32.1

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2020	$8,078.7
Adjustments to prior acquisitions	(0.3)
Effect of foreign currency translation	(32.9)
Balance at December 31, 2021	$8,045.5
Acquisitions completed in the current year	1,032.3
Adjustments to prior acquisitions	0.3
Effect of foreign currency translation	(215.1)
Balance at December 31, 2022	$8,863.0

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2022			2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,007.6	$(2,073.7)	$2,933.9	$4,490.0	$(1,743.7)	$2,746.3
Completed technology	1,611.0	(983.1)	627.9	1,381.6	(854.6)	527.0
Trade names	276.2	(130.6)	145.6	241.6	(107.7)	133.9
Other	43.0	(43.0)	—	43.0	(43.0)	—
Total intangible assets	$6,937.8	$(3,230.4)	$3,707.4	$6,156.2	$(2,749.0)	$3,407.2

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2022, is expected to approximate (in millions):

Year Ending December 31,
2023	$503.2
2024	485.2
2025	457.7
2026	435.3
2027	410.0
Thereafter	1,416.0
Total	$3,707.4

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $516.4 million, $526.5 million and $580.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net capitalized software costs of $225.5 million and $156.6 million are included in the December 31, 2022 and 2021 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

Amortization expense related to capitalized software development costs was $78.9 million, $59.8 million and $39.5 million for each of the years ended December 31, 2022, 2021, and 2020, respectively.

Note 10—Debt

At December 31, 2022 and 2021, debt consisted of the following (in millions):

	December 31,
	2022	2021
Senior secured credit facilities, weighted-average interest rate of 6.27% and 1.85%, respectively	$5,129.1	$3,974.5
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	0.8	5.2
Unamortized original issue discount and debt issuance costs	(50.3)	(30.8)
	7,079.6	5,948.9
Less: current portion of long-term debt	55.7	47.4
Long-term debt	$7,023.9	$5,901.5

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2022	Maturity	Scheduled Quarterly	Interest
	(in millions)	Date	Payments Required	Rate
Senior Secured Credit Facilities
Term Loan B-3	$1,199.0	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-4	974.8	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-5	1,650.1	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-6	520.7	March 22, 2029	0.25%	Variable rate (2)
Term Loan B-7	784.5	March 22, 2029	0.25%	Variable rate (2)
Revolving Credit Facility	—	December 28, 2027	None	Variable rate (3)
Senior Notes	2,000.0	September 30, 2027	None	Fixed at 5.5%
(1)
Initially incurred interest at either LIBOR plus 2.50% of at the base rate plus 1.50%, and were subject to a step-down at any time our consolidated net secured leverage ratio was less than 4.75 times, to 2.25% in the case of the LIBOR margin and 1.25% in the case of the base rate margin. In January 2020, we entered into a pricing amendment, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%.
(2)
Bears interest at, at our option, either (a) the Base Rate, plus 1.25% per annum or the (b) Term Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 0.50%, plus a credit spread adjustment set forth in the Credit Agreement, plus 2.25% per annum.
(3)
Bears interest at, at our option, the Base Rate per annum or the Term SOFR. Loans based on the Base Rate bear interest at a rate between the Base Rate plus 0.25% or 0.50%, depending on our consolidated secured net leverage ratio. Loans based on Term SOFR bear interest at a rate between Term SOFR plus 1.25% and Term SOFR plus 1.50%, depending on our consolidated secured net leverage ratio.

Senior Secured Credit Facilities

On April 16, 2018, in connection with our acquisition of DST, we entered into an amended and restated credit agreement with SS&C Technologies, Inc. (“SS&C”), SS&C European Holdings SARL, an indirect wholly-owned subsidiary of SS&C (“SS&C SARL”) and SS&C Technologies Holdings Europe SARL, an indirect wholly-owned subsidiary of SS&C (“SS&C Tech SARL”) as the borrowers (“Credit Agreement”), which included Term B-3 and Term B-4 Loans. Also in 2018, we entered into amendments to the Credit Agreement in connection with our acquisitions of Eze and Intralinks, the Term B-5 Loan. On March 22, 2022, in connection with our acquisition of Blue Prism, we entered into an Incremental Joinder to the Credit Agreement with certain of our subsidiaries. Pursuant to the Incremental Joinder, a new $650.0 million senior secured incremental term loan B facility (“Term B-6 Loan”) and a new $880.0 million senior secured incremental term loan B facility (“Term B-7 Loan” and together with the Term B-6 Loan, the “Incremental Term Loans”) was made available to us, the proceeds of which were used to finance substantially all of the consideration for the acquisition of Blue Prism.

The Credit Agreement had a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”). The Revolving Credit Facility also contained a $25 million letter of credit sub-facility. On December 28, 2022, we entered into an amendment (the “Revolving Facility Amendment”) to the Credit Agreement with certain of our subsidiaries. Pursuant to the Revolving Facility Amendment, the Revolving Credit Facility was amended to: (i) extend the maturity date to December 28, 2027, (ii) amend the interest rate provisions to replace LIBOR with Term SOFR as the interest rate benchmark, (iii) increase the aggregate commitments from $250.0 million to $600.0 million, (iv) increase the letter of credit sub-facility from $25.0 million to $75.0 million and (v) make certain other revisions fully set forth in the Revolving Facility Amendment. As of December 31, 2022, there was $2.5 million utilized of the letter of credit sub-facility and $597.5 million available of the Revolving Facility Amendment.

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

Debt Issuance Costs and Loss on Extinguishment of Debt

We capitalized an aggregate of $37.7 million and $3.0 million in financing costs during the twelve months ended December 31, 2022 in connection with the Incremental Joinder and Revolving Facility Amendment, respectively.

We made additional principal payments prior to their scheduled maturity in 2022, 2021 and 2020, which resulted in a loss on extinguishment of debt of $5.5 million, $10.9 million and $2.2 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

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

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$5,082.2	$5,069.0	$3,947.8	$3,943.5
5.5% senior notes due 2027	1,996.6	1,880.9	1,995.9	2,094.8
Other indebtedness	0.8	0.8	5.2	5.2

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Future Maturities of Debt

At December 31, 2022, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2023	$55.7
2024	54.9
2025	3,753.4
2026	13.1
2027	2,013.1
Thereafter	1,239.7
Total	$7,129.9

Note 11—Stockholders’ Equity

Common Stock Issuance

In May 2020, we used 0.4 million shares from treasury stock in connection with our acquisition of Innovest.

Dividends

In 2022, we paid a quarterly cash dividend of $0.20 per share of common stock in March, June, September and December, totaling $203.1 million. In 2021, we paid a quarterly cash dividend of $0.16 per share of common stock in March, June and September and $0.20 per share of common stock in December, totaling $174.0 million. In 2020, we paid a quarterly cash dividend of

$0.125 per share of common stock in March and June and $0.14 per share of common stock in September and December, totaling $136.1 million.

Stock Repurchase Program

In July 2020, our Board of Directors authorized the renewal and increase of our stock repurchase program, which enabled us to repurchase up to $750 million in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions. In July 2021, our Board of Directors authorized a stock repurchase program which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock. In July 2022, our Board of Directors authorized a stock repurchase program which enables us to repurchase up to $1 billion in the aggregate of our common stock. Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During 2022, 2021 and 2020, we repurchased 7.8 million, 6.8 million and 3.7 million shares of common stock for approximately $476.1 million, $487.9 million and $227.7 million, respectively.

Other Comprehensive Loss

Accumulated other comprehensive loss (income) balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(5.5)	$(192.3)	$(3.2)	$(201.0)
Net current period other comprehensive income (loss)	0.7	(45.1)	3.4	(41.0)
Balance, December 31, 2021	$(4.8)	$(237.4)	$0.2	$(242.0)
Net current period other comprehensive income (loss)	4.8	(311.6)	(1.3)	(308.1)
Balance, December 31, 2022	$—	$(549.0)	$(1.1)	$(550.1)

Adjustments to accumulated other comprehensive (loss) income attributable to us are as follows (in millions):

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gains (losses) on interest rate swaps	$8.8	$(1.7)	$0.4	$(0.3)	$(3.7)	$1.0
Reclassification of (gains) losses into net earnings on interest rate swaps	(2.3)	—	0.6	—	—	—
Net change in cash flow hedges	6.5	(1.7)	1.0	(0.3)	(3.7)	1.0
Defined Benefit Pension
Unrealized net (losses) gains on defined benefit pension plan	(0.5)	(0.8)	3.4	—	(3.9)	0.7
Foreign Currency Translation
Current period translation adjustments	(326.1)	14.5	(45.5)	0.4	58.8	(0.9)
Total other comprehensive (loss) income	$(320.1)	$12.0	$(41.1)	$0.1	$51.2	$0.8

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

The carrying value of the assets and liabilities associated with DomaniRx included in the Consolidated Balance Sheets as of December 31, 2022 and 2021, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$134.1	$139.5
Intangible assets	160.5	144.5
Other assets	0.6	8.7
Liabilities:
Other liabilities	10.0	0.6

Note 13—Revenue

Deferred revenues primarily represents unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of December 31, 2022 and 2021, approximately $68.0 million and $61.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $262.9 million, $273.8 million and $289.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, revenue of approximately $1,000.3 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $484.8 million is expected to be recognized over the next twelve months. As of December 31, 2021, revenue of approximately $538.7 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $287.6 million is expected to be recognized over the next twelve months.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$3,731.8	$3,628.2	$3,427.4
United Kingdom	573.1	596.0	569.9
Europe (excluding United Kingdom), Middle East and Africa	402.1	327.9	251.3
Asia-Pacific and Japan	258.2	228.0	193.3
Canada	228.0	190.5	148.7
Americas, excluding United States and Canada	89.8	80.4	77.3
Total	$5,283.0	$5,051.0	$4,667.9

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2022	2021	2020
Software-enabled services	$4,273.9	$4,256.1	$3,891.3
Maintenance and term licenses	874.7	671.2	663.1
Professional services	110.1	101.4	90.5
Perpetual licenses	24.3	22.3	23.0
Total	$5,283.0	$5,051.0	$4,667.9

Note 14—Stock-based Compensation

In March 2019, our Board of Directors adopted the Second Amended and Restated 2014 Stock Incentive Plan, which amended and restated our Amended and Restated 2014 Stock Incentive Plan (the “Amended 2014 Plan”) (together with the Amended 2014 Plan, the “2014 Plans”), which became effective in May 2019 upon stockholder approval. The 2014 Stock Option Plan authorized stock options to be granted for up to 6.0 million shares of our common stock. The Amended 2014 Plan was adopted with an initial share capacity of 24.0 million shares available for the grant of awards. The Amended 2014 Plan authorizes the issuance of equity awards, including stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) and allows the class of participants to include non-employee directors. The Second Amended and Restated 2014 Stock Incentive Plan was adopted to increase the shares available for equity awards by an additional 34.0 million shares.

Under the terms of the 2014 Plans, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant.

We generally settle RSUs, RSAs, stock appreciation rights (“SARs”), performance-based stock units (“PSUs”), and stock option exercises with newly issued common shares.

Restricted Stock Units

During the year ended December 31, 2022, we granted RSUs which generally vest 33.3% on the first anniversary of the grant and 1/4th of the remaining balance each six months thereafter for two years. We did not grant any RSUs during the years ended December 31, 2021 and 2020. At December 31, 2022, there was approximately $119.9 million of unearned non-cash stock-based compensation related to RSUs that we expect to recognize as expense over a remaining period of approximately 2.9 years. At December 31, 2021, there was no remaining unearned non-cash stock-based compensation related to RSUs.

Performance-based Stock Units

In July 2021 and March 2022, we granted performance-based stock units at a grant date fair value of $75.03 per share and $71.89 per share, respectively. These awards include established annual earnings per share growth targets and will measure performance against the target over the 2-year performance period. Performance is measured relative to a 2-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSUs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of units, if the annual growth rate meets or exceeds a specified level. As of December 31, 2022, the PSUs are not expected to vest. During the year ended December 31, 2022, we recorded a true-up to reverse previously recorded stock-based compensation expense relating to the PSUs. At December 31, 2021 there was approximately $25.7 million of unearned non-cash stock-based compensation related to PSUs that we expected to recognize as expense over a remaining period of approximately 1.6 years.

Time-based Stock Options and SARs

Time-based stock options and SARs generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All outstanding time-based stock options and SARs vest upon a change in control, subject to certain conditions. Time-based stock options granted during 2022, 2021 and 2020 have a weighted-average grant date fair value of $15.26, $22.28 and $18.06 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based stock options vested during the years ended December 31, 2022, 2021 and 2020 was approximately $102.1 million, $103.0 million and $81.1 million, respectively. At December 31, 2022 and 2021, there was approximately $201.6 million and $270.1 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options that we expect to recognize as expense over a weighted-average remaining period of approximately 2.7 years and 2.8 years, respectively.

Performance-based Stock Options

In March and December 2021, we granted performance-based stock options (“PSOs”). These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSOs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of options that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of options, if the annual growth rate meets or exceeds a specified level. PSOs granted during 2021 have a weighted-average grant date fair value of $21.88 per share, based on the Black-Scholes options pricing model. During the year ended December 31, 2022 and 2021, no PSOs have vested. At December 31, 2022 and 2021, there was approximately $60.8 million and $103.2 million, respectively of unearned non-cash stock-based compensation related to PSOs that we expect to recognize as expense over a remaining period of approximately 2.1 years and 3.1 years, respectively.

For the stock-options valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based stock options			PSOs
	2022	2021	2020	2021
Expected term to exercise (years)	4.0	4.0	4.0	4.0
Expected volatility	35.26%	36.42%	34.85%	36.34%
Risk-free interest rate	3.96%	1.07%	0.28%	1.03%
Expected dividend yield	1.55%	0.98%	0.80%	0.98%

Total Stock Options, RSUs and PSUs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	Year Ended December 31,
	2022			2021			2020
Consolidated Statements of Comprehensive Income Classification	Options	RSUs, PSUs	Total	Options, SARs	RSUs, PSUs	Total	Options, SARs	RSUs	Total
Cost of software-enabled services	$47.2	$(1.1)	$46.1	$39.1	$3.7	$42.8	$32.2	$2.3	$34.5
Cost of license, maintenance and other related	5.6	(0.1)	5.5	5.2	0.1	5.3	5.3	—	5.3
Total cost of revenues	52.8	(1.2)	51.6	44.3	3.8	48.1	37.5	2.3	39.8
Selling and marketing	24.2	(1.3)	22.9	19.1	1.5	20.6	13.1	0.7	13.8
Research and development	17.2	(0.6)	16.6	14.2	0.8	15.0	11.1	0.2	11.3
General and administrative	35.1	(1.4)	33.7	28.4	1.9	30.3	21.4	1.5	22.9
Total operating expenses	76.5	(3.3)	73.2	61.7	4.2	65.9	45.6	2.4	48.0
Total stock-based compensation expense	$129.3	$(4.5)	$124.8	$106.0	$8.0	$114.0	$83.1	$4.7	$87.8

The associated future income tax benefit recognized was $23.8 million, $22.5 million and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For the year ended December 31, 2022, the amount of cash received from the exercise of stock options was $91.8 million, with an associated tax benefit from stock awards realized of $19.2 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2022 was approximately $92.6 million. For the year ended December 31, 2021, the amount of cash received from the exercise of stock options was $197.7 million, with an associated tax benefit from stock awards realized of $43.6 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2021 was approximately $183.7 million. For the year ended December 31, 2020, the amount of cash received from the exercise of stock options was $189.7 million, with an associated tax benefit from stock awards realized of $48.6 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2020 was approximately $196.9 million.

The following table summarizes stock option and SAR activity as well as RSU and PSU activity as of and for the years ended December 31, 2022, 2021 and 2020 (share data in millions):

	Stock Options and SARs		PSUs and RSUs
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	42.1	$41.37	0.5	$44.94
Granted	8.4	$70.35	—	$—
Cancelled/forfeited	(1.4)	$52.45	—	$—
Vested	—	$—	(0.3)	$45.42
Exercised	(6.4)	$31.57	—	$—
Outstanding at December 31, 2020	42.7	$48.16	0.2	$44.96
Granted	9.5	$80.24	0.4	$75.03
Cancelled/forfeited	(2.1)	$61.90	—	$—
Vested	—	$—	(0.2)	$45.59
Exercised	(5.2)	$39.23	—	$—
Outstanding at December 31, 2021	44.9	$55.31	0.4	$75.03
Granted	3.2	$51.45	3.1	$55.61
Cancelled/forfeited	(1.6)	$71.50	(0.1)	$72.47
Exercised	(2.9)	$32.60	—	$—
Outstanding at December 31, 2022	43.6	$55.91	3.4	$58.71

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are exercisable and expected to vest at December 31, 2022:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Exercisable and Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
27.8	$47.70	$258.8	5.33	43.4	$55.81	$260.0	6.54

Note 15—Benefit Plans

We sponsor defined contribution plans that cover our domestic and international employees. During the years ended December 31, 2022, 2021 and 2020, we incurred $111.7 million, $99.2 million and $92.0 million, respectively, of employer contribution expenses under these plans. Additionally, we sponsor a defined benefit pension plan, which has total assets of $16.4 million and a net asset of $2.5 million as of December 31, 2022. The defined benefit pension plan we sponsor had total assets of $26.3 million and a net asset of $2.6 million as of December 31, 2021.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to SS&C common stockholders	$650.2	$800.0	$625.2

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	254.0	255.6	256.4
Weighted-average common stock equivalents – stock options and restricted shares	8.0	11.7	10.2
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	262.0	267.3	266.6

Earnings per share attributable to SS&C common stockholders – Basic	$2.56	$3.13	$2.44
Earnings per share attributable to SS&C common stockholders – Diluted	$2.48	$2.99	$2.35

Weighted-average stock options, SARs, RSUs and PSUs representing 22.2 million, 8.9 million and 9.6 million shares were outstanding for the years ended December 31, 2022, 2021 and 2020, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 17—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$790.5	$831.0	$593.4
Foreign	85.6	206.0	182.4
Income before income taxes	$876.1	$1,037.0	$775.8

The income tax provision consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$185.6	$190.9	$190.0
Foreign	45.5	60.8	43.5
State	73.0	72.7	72.5
Total	304.1	324.4	306.0
Deferred:
Federal	(51.9)	(64.6)	(97.7)
Foreign	(14.9)	4.0	(3.8)
State	(10.2)	(27.4)	(53.9)
Total	(77.0)	(88.0)	(155.4)
Total	$227.1	$236.4	$150.6

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 21% to income before income taxes as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Computed “expected” tax expense	$184.0	$217.8	$162.9
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	49.5	35.8	14.0
Foreign operations	8.7	(10.8)	1.9
Effects of stock based compensation	(9.3)	(24.4)	(25.7)
Effect of valuation allowance	8.5	4.1	0.3
Uncertain tax positions	(7.9)	8.9	(4.6)
Tax credits	(2.0)	(7.4)	(7.9)
Change in rate	0.2	13.5	6.1
Other	(4.6)	(1.1)	3.6
Provision for income taxes	$227.1	$236.4	$150.6

The components of deferred income taxes at December 31, 2022 and 2021 are as follows (in millions):

	2022		2021
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$113.4	$—	$22.1	$—
Deferred compensation	74.0	—	56.4	—
Tax credit carryforwards	29.7	—	34.8	—
Accrued expenses	20.7	—	24.5	—
Leases	74.7	66.4	83.8	75.2
Other	81.3	15.4	75.7	12.3
Depreciable and amortizable property	—	943.7	—	847.4
Investments	—	155.9	—	148.1
Total	393.8	1,181.4	297.3	1,083.0
Valuation allowance	(67.0)	—	(40.7)	—
Total	$326.8	$1,181.4	$256.6	$1,083.0

At December 31, 2022 and 2021, we had accrued a deferred income tax liability for foreign withholding taxes of $12.7 million and $10.2 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2022, we have domestic federal net operating loss carryforwards of $104.4 million, which will begin to expire in 2026 and state net operating loss carryforwards of $184.3 million, which will begin to expire in 2023. At December 31, 2022, we have foreign net operating loss carryforwards of $327.0 million, of which $285.1 million can be carried forward indefinitely. The remaining $41.9 million will begin to expire in 2023.

At December 31, 2022, we have tax credit carryforwards of $29.7 million relating to domestic and foreign jurisdictions, of which $19.1 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2023, $8.6 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2023, $1.4 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2027 and $0.6 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2027. The domestic credits consist primarily of federal and state research and development credits and foreign tax credits, while the foreign credits consist primarily of minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded valuation allowances of $67.0 million at December 31, 2022 related primarily to certain foreign and state net operating loss carryforwards, tax credit carryforwards and disallowed interest expense carryforwards, and $40.7 million at December 31, 2021 related primarily to certain foreign and state net operating loss carryforwards, tax credit carryforwards and disallowed interest expense carryforwards. Of the $67.0 million valuation allowance recorded at December 31, 2022, $45.7 million relates to foreign attribute carryforwards that do not expire.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2022 and 2021 (in millions):

Balance at December 31, 2020	$127.7
Increases related to current year tax positions	13.1
Increases related to prior tax positions	1.7
Lapse in statute of limitation	(9.3)
Foreign exchange translation adjustment	(0.3)
Balance at December 31, 2021	$132.9
Increases related to current year tax positions	10.8
Decreases related to prior tax positions	(12.0)
Lapse in statute of limitation	(4.8)
Foreign exchange translation adjustment	(0.8)
Balance at December 31, 2022	$126.1

We recorded a net benefit of $3.7 million and accrued $3.4 million for potential penalties and interest on the unrecognized tax benefits during 2022 and 2021, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $28.4 million and $32.8 million at December 31, 2022 and 2021, respectively. Our unrecognized tax benefits decreased from 2021 to 2022 due to a lapse in the statute of limitations for certain domestic and foreign tax filings and decreases in prior year tax positions, offset partially by an increase in current year tax positions. Our unrecognized tax benefits increased from 2020 to 2021 due to increases in current and prior year tax positions, offset partially by a decrease due to a lapse in the statute of limitations for certain domestic filings. Our unrecognized tax benefits as of December 31, 2022 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2022.

We are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, India, California, Massachusetts, Missouri, New Jersey and New York. In these major jurisdictions, we are no longer subject to examination by tax authorities prior to tax years ending 2017, 2021, 2013, 2007, 2019, 2019, 2018 and 2015, respectively. Our U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2017 through December 31, 2019. Our India income tax returns are currently under audit or in appeals for tax periods ending March 31, 2013, March 31, 2014, March 31, 2015, March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2020 and March 31, 2021. Our California income tax returns are currently under audit or in appeals for the tax periods ended December 31, 2007 through 2019. Our New York income tax returns are currently under audit for the tax periods ended December 31, 2015 through 2018.
Note 18—Commitments and Contingencies

Purchase Obligations

Our contractual cash obligations for our committed purchase obligations as of December 31, 2022 are as follows (in millions):

Year Ending December 31,
2023	$131.3
2024	63.2
2025	43.8
2026	42.3
2027 and thereafter	0.1
Total	$280.7

Legal Proceedings

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

In connection with recent legal proceedings related to the ongoing DST ERISA matters described below, including the arbitration awards, we have recorded an accrued liability of $51.5 million. Of this amount, $8.1 million and $43.4 million were recorded in 2022 and 2021, respectively, to Other income (expense), net on the Consolidated Statements of Comprehensive Income. Due to the inherent uncertainties associated with the resolution of these matters, the ultimate resolution of and any additional potential exposure related to these matters are uncertain at this time.

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

On December 15, 2021, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed appeals of the Court’s preliminary injunction. On December 23, 2021, the DST Defendants, Arbitration Claimants, and the Ferguson Plaintiffs submitted briefs concerning the treatment of the arbitration awards that have been entered against the DST Defendants, and further briefing by the DST Defendants and Arbitration Claimants was submitted on January 26, 2022. On December 31, 2021, Arbitration Claimants moved by order to show cause for an immediate stay of the preliminary injunction pending their appeal to the Second Circuit. On January 3, 2022, the Court denied Arbitration Claimants’ motion for an immediate stay and ordered the DST Defendants to show cause as to why the Court should not issue a stay of the preliminary injunction pending appeal. On February 3, 2022, the Court denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. In the same order, the Court held that it would determine the status of the arbitration awards already entered against DST at final judgment in the Ferguson action, either after trial or after settlement. On February 4, 2022, Arbitration Claimants filed a motion in the Second Circuit to stay the preliminary injunction pending their appeal of the Court’s preliminary injunction. On June 7, 2022, the Second Circuit denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. On February 8, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs noticed an appeal of the Court’s February 3, 2022 order. The February 8, 2022 appeal was consolidated with the December 15, 2021 appeal of the preliminary injunction. On May 17, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed their opening brief in the consolidated appeals. The DST Defendants filed their answering brief on September 15, 2022, and the reply was filed on October 20, 2022. On January 30, 2023, the Second Circuit calendared oral argument for the appeal of the Court's preliminary injunction for April 20, 2023. This appeal remains pending.

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

On November 10, 2022, the Ferguson parties filed a notice of settlement and joint motion to stay the proceedings. The notice informed the Court that the parties had reached a settlement in principle to settle the class claims (as discussed above, the class excludes certain plan fiduciaries), and the joint motion requested a stay while the parties sought to finalize their agreement and prepare an application for Court approval of the contemplated settlement. On November 18, 2022, the Court entered an order staying the Ferguson action for 30 days. On December 19, 2022, the Ferguson parties filed a joint motion to stay the proceedings for an additional 30 days, which the Court granted on January 9, 2023, staying the proceedings until February 8, 2023. On February 8, 2023, the Ferguson parties filed a joint motion to stay the proceedings for an additional 45 days, which the Court granted on February 21, 2023, staying the proceedings until April 7, 2023.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs (the “Canfield Plaintiffs”). On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs (the “Mendon Plaintiffs”). These complaints name as defendants SS&C, the DST Defendants, and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these actions purport to be brought as individual actions and not putative class actions. On July 10, 2020, the Court entered an order granting the DST Defendants’ motion to disqualify plaintiffs’ counsel in the Canfield and Mendon actions. On March 17, 2021, the Court issued an opinion and order denying the DST Defendants’ motion to disqualify counsel from the arbitrations described below. On April 12, 2021, the Canfield Plaintiffs and Mendon Plaintiffs filed notices of voluntary dismissal dismissing their claims against Ruane with prejudice, which were entered by the Court on April 13, 2021. On April 22, 2021, the DST Defendants filed motions to dismiss the Canfield and Mendon actions. Those motions were fully briefed on May 28, 2021. On November 19, 2021, the Court dismissed the Canfield and Mendon actions. On December 17, 2021, the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s November 19, 2021 orders dismissing their respective actions to the Second Circuit. On May 17, 2022, the Canfield Plaintiffs and Mendon Plaintiffs filed their opening briefs in those appeals. The DST Defendants filed their answering briefs on September 15, 2022. The Canfield Plaintiffs and Mendon Plaintiffs filed their reply briefs on October 20, 2022. On January 30, 2023, the Second Circuit calendared oral argument for the appeals of the Court's dismissal of the Canfield and Mendon actions for April 20, 2023. These appeals remain pending.

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

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 579 substantially similar individual demands for arbitration to date, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions. On November 24, 2021, in light of the preliminary injunction entered in Ferguson discussed above, the American Arbitration Association ceased administration of the arbitrations brought by members of the Ferguson class, which includes all of the Arbitration Claimants with the exception of certain former Plan fiduciaries. As of November 24, 2021, 557 demands for arbitration had been submitted to the American Arbitration Association (the “AAA”). As of the date on which the preliminary injunction was entered, those individual arbitrations were at various stages depending on the particular proceeding. Certain of those arbitrations had resulted in awards against DST and others had resulted in decisions finding no liability as against DST. Many of those decisions were subject to further appeal within the AAA. Certain of the arbitration proceedings had been resolved in whole or in part by settlement. Since November 24, 2021, the AAA has administered only those arbitration proceedings associated with claimants who are not members of the Ferguson class, certain of which have resulted in awards against DST. Between August 20, 2021 and November 17, 2021, counsel for Arbitration Claimants filed 177 motions to confirm certain of the arbitration awards. DST filed responses to those motions. Between October 4 and December 22, 2021, the Western District of Missouri issued orders confirming those 177 arbitration awards and entering judgments against DST. DST appealed those judgments to the Eighth Circuit. On November 20, 2021, DST requested that the Eighth Circuit stay the pending appeals in light of the preliminary injunction entered in Ferguson. On December 3, 2021, the Eighth Circuit ordered the parties to brief DST’s stay request, and on January 3, 2022, the Eighth Circuit declined to stay the briefing schedule on the pending appeals and consolidated those appeals. DST filed its opening brief in the Eighth Circuit on March 24, 2022. Arbitration Claimants filed their opposition brief on April 26, 2022, and DST filed its reply brief on May 18, 2022. The Eighth Circuit heard oral argument on June 14, 2022. On November 28, 2022, the Eighth Circuit vacated the judgments confirming the 177 arbitration awards and remanded those actions to the Western District of Missouri to determine whether the district court has subject-matter jurisdiction and whether the district court should transfer the cases to the Southern District of New York. On December 14, 2022, the parties submitted simultaneous briefing to the Western District of Missouri regarding transfer.

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

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan as plaintiffs filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserts claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments and claims for actual and constructive fraudulent conveyances. On May 24, 2021, Defendant Robert Goldfarb filed an answer to the complaint. On December 17, 2021, the remaining defendants filed a motion to dismiss the DST plaintiffs’ complaint. On July 27, 2022, the Court denied without prejudice the pending motion to dismiss, and ordered the parties to submit by October 3, 2022 a joint status report with a new briefing schedule on the motion. On October 3, 2022, the parties filed a joint status report with a new briefing schedule on the motion, which the court approved on October 4, 2022. On December 16, 2022, and January 13, 2023, the parties filed joint motions to stay the proceedings, which were granted on January 31, 2023, staying proceedings until February 8, 2023. On February 8, 2023, the parties filed a joint motion to stay the proceedings for an additional 45 days. This motion remains pending.

Note 19—Segment and Geographic Information

We operate in one operating segment. Our geographic regions consist of the (a) United States, (b) Europe, Middle East and Africa, (c) Asia Pacific and Japan, (d) Canada and (e) the Americas, excluding the United States and Canada.

Long-lived assets as of December 31, were (in millions):

	2022	2021	2020
United States	$256.9	$285.7	$307.1
Europe, Middle East and Africa	73.5	80.7	86.6
Asia-Pacific and Japan	18.4	20.6	25.0
Canada	5.0	5.1	5.4
Americas, excluding United States and Canada	0.1	0.3	0.4
Total	$353.9	$392.4	$424.5

Note 20—Subsequent Events

Dividend Declared

On February 13, 2023, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock payable on March 15, 2023 to stockholders of record as of the close of business on March 1, 2023.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. In March 2022, we acquired the assets of Blue Prism. Management has excluded Blue Prism from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by us in a purchase business combination during 2022. Blue Prism and its related entities are our wholly-owned subsidiaries whose total assets and total revenues represent 1% and 4%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2023 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2023 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2023 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2023 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2023 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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
(3)
Exhibits — See the Exhibit listing below.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016 (File No. 001-34675)
3.2	Second Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 22, 2022 (File No. 001-34675)
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
10.21*

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.22*

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019 (File No. 001-34675)

10.23*

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.24*

Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.25*

Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.26*

Restricted Stock Unit Award Agreement, dated as of March 9, 2018, among SS&C Technologies Holdings, Inc and Joseph J. Frank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34675)

10.27*

First Repricing Amendment to the Credit Agreement, dated as of January 31, 2020, among SS&C Technologies Holdings, Inc., SS&C European Holdings S.a r.l., SS&C Technologies Holdings Europe S.a r.l., SS&C Financing LLC, Credit Suisse AG and Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34675)

10.28

Incremental Joinder, dated as of March 22, 2022, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C Financing LLC, SS&C European Holdings S.à R.L, the other guarantors party thereto, the Term B-6 Lenders party thereto, the Term B-7 Lenders party thereto and Credit Suisse AG, Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 22, 2022 (File No. 001-34675)

10.29

Revolving Facility Amendment, dated as of December 28, 2022, by and among certain of SS&C Technologies Holdings, Inc.'s subsidiaries, SS&C Technologies Holdings, Inc., the other guarantors from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Senior Funding, Inc., and each lender from time to time party thereto is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 4, 2023 (File No. 001-34675)

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

** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 28, 2023
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Pedonti	Senior Vice President and Chief	February 28, 2023
Patrick J. Pedonti	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 28, 2023
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 28, 2023
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 28, 2023
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 28, 2023
Jonathan E. Michael

/s/ David A. Varsano	Director	February 28, 2023
David A. Varsano

/s/ Michael J. Zamkow	Director	February 28, 2023
Michael J. Zamkow