Form 10-Q
period 2023-03-31
SS&C Technologies Holdings Inc
filed 2023-05-03
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 249,123,191 shares of the registrant’s common stock outstanding as of April 25, 2023.

SS&C TECHNOLOGIES HOLDINGS, INC.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$433.3	$440.1
Funds receivable and funds held on behalf of clients	429.2	966.3
Accounts receivable, net of allowance for credit losses of $24.7 and $21.7, respectively	811.0	778.6
Contract asset	45.0	42.3
Prepaid expenses and other current assets	156.2	193.8
Restricted cash and cash equivalents	2.5	3.3
Total current assets	1,877.2	2,424.4
Property, plant and equipment, net (Note 2)	326.6	343.9
Operating lease right-of-use assets	250.4	260.6
Investments (Note 3)	192.9	193.9
Unconsolidated affiliates (Note 4)	257.7	266.9
Contract asset	112.8	115.9
Goodwill (Note 6)	8,889.6	8,863.0
Intangible and other assets, net of accumulated amortization of $3,598.9 and $3,445.4, respectively	4,101.2	4,184.7
Total assets	$16,008.4	$16,653.3
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$129.4	$55.7
Client funds obligations	429.2	966.3
Accounts payable	41.4	49.5
Income taxes payable	83.7	34.3
Accrued employee compensation and benefits	140.3	235.8
Interest payable	0.2	28.4
Other accrued expenses	331.4	356.1
Deferred revenues	493.6	464.7
Total current liabilities	1,649.2	2,190.8
Long-term debt, net of current portion (Note 7)	6,909.6	7,023.9
Operating lease liabilities	228.2	237.0
Other long-term liabilities	232.1	225.8
Deferred income taxes	846.9	872.9
Total liabilities	9,866.0	10,550.4
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 3)	1.6	2.1
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 272.3 million shares and 271.9 million shares issued, respectively, and 249.1 million shares and 251.0 million shares outstanding, respectively	2.7	2.7
Additional paid-in capital	5,168.7	5,111.6
Accumulated other comprehensive loss	(508.0)	(550.1)
Retained earnings	2,815.4	2,740.1
Cost of common stock in treasury, 23.2 and 20.9 million shares, respectively	(1,394.8)	(1,260.1)
Total SS&C stockholders’ equity	6,084.0	6,044.2
Noncontrolling interest (Note 9)	56.8	56.6
Total equity	6,140.8	6,100.8
Total liabilities, redeemable noncontrolling interest and equity	$16,008.4	$16,653.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Software-enabled services	$1,114.2	$1,085.2
License, maintenance and related	248.5	209.8
Total revenues	1,362.7	1,295.0
Cost of revenues:
Software-enabled services	631.0	595.5
License, maintenance and related	94.7	79.7
Total cost of revenues	725.7	675.2
Gross profit	637.0	619.8
Operating expenses:
Selling and marketing	139.8	110.9
Research and development	118.2	105.8
General and administrative	98.9	111.3
Total operating expenses	356.9	328.0
Operating income	280.1	291.8
Interest expense, net	(111.9)	(49.3)
Other income (expense), net	5.4	(9.0)
Equity in earnings of unconsolidated affiliates, net	5.7	1.3
Loss on extinguishment of debt	(0.6)	—
Income before income taxes	178.7	234.8
Provision for income taxes	52.5	63.5
Net income	126.2	171.3
Net (income) loss attributable to noncontrolling interest	(0.2)	0.8
Net income attributable to SS&C common stockholders	$126.0	$172.1

Basic earnings per share attributable to SS&C common stockholders	$0.50	$0.67
Diluted earnings per share attributable to SS&C common stockholders	$0.49	$0.64

Basic weighted-average number of common shares outstanding	250.4	255.8
Diluted weighted-average number of common and common equivalent shares outstanding	257.0	267.6

Net income	$126.2	$171.3
Other comprehensive income (loss), net of tax:
Change in unrealized gain on interest rate swaps	—	1.2
Foreign currency exchange translation adjustment	42.0	(28.3)
Change in defined benefit pension obligation	0.1	(1.1)
Total other comprehensive income (loss), net of tax	42.1	(28.2)
Comprehensive income	168.3	143.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	0.8
Comprehensive income attributable to SS&C common stockholders	$168.1	$143.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net income	$126.2	$171.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.9	165.6
Equity in earnings of unconsolidated affiliates, net	(5.7)	(1.3)
Distributions received from unconsolidated affiliates	15.0	—
Stock-based compensation expense	41.9	39.9
Net (gains) losses on investments	(1.0)	3.8
Amortization and write-offs of loan origination costs and original issue discounts	3.5	2.6
Loss on extinguishment of debt	0.6	—
Loss on sale or disposition of property and equipment	6.4	—
Deferred income taxes	(30.2)	(33.3)
Provision for credit losses	5.0	2.8
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(35.3)	(32.4)
Prepaid expenses and other assets	38.7	7.9
Contract assets	0.1	(7.0)
Accounts payable	(9.3)	8.2
Accrued expenses and other liabilities	(155.7)	(186.5)
Income taxes prepaid and payable	59.6	48.8
Deferred revenue	29.1	(6.9)
Net cash provided by operating activities	254.8	183.5
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired and asset acquisitions	—	(1,553.1)
Additions to property and equipment	(10.5)	(10.8)
Additions to capitalized software	(42.6)	(24.8)
Proceeds from sales / maturities of investments	0.9	2.5
Collection of other non-current receivables	2.4	2.7
Net cash used in investing activities	(49.8)	(1,583.5)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	145.0	1,632.1
Repayments of debt	(189.6)	(48.2)
Payment of deferred financing fees	—	(12.4)
Net decrease in client funds obligations	(541.9)	(156.9)
Proceeds from exercise of stock options	15.3	48.8
Withholding taxes paid related to equity award net share settlement	(0.1)	(0.5)
Purchases of common stock for treasury	(133.3)	(170.9)
Dividends paid on common stock	(50.7)	(51.1)
Net cash (used in) provided by financing activities	(755.3)	1,240.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(4.5)
Net decrease in cash, cash equivalents and restricted cash	(549.4)	(163.6)
Cash, cash equivalents and restricted cash, beginning of period	1,337.6	3,171.4
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$788.2	$3,007.8

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$433.3	$558.1
Restricted cash and cash equivalents	2.5	3.4
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	352.4	2,446.3
	$788.2	$3,007.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended March 31, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	126.0	—	—	0.2	126.2
Foreign exchange translation adjustment	—	—	—	—	42.0	—	—	42.0
Defined benefit pension adjustment	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	41.9	—	—	—	—	41.9
Exercise of options, net of withholding taxes	0.4	—	15.2	—	—	—	—	15.2
Cash dividends declared - $0.20 per share	—	—	—	(50.7)	—	—	—	(50.7)
Purchases of common stock	—	—	—	—	—	(134.7)	—	(134.7)
Balance, at March 31, 2023	272.3	$2.7	$5,168.7	$2,815.4	$(508.0)	$(1,394.8)	$56.8	$6,140.8

	Three Months Ended March 31, 2022
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2
Net income	—	—	—	172.1	—	—	(0.8)	171.3
Foreign exchange translation adjustment	—	—	—	—	(28.3)	—	—	(28.3)
Net change in interest rate swaps	—	—	—	—	1.2	—	—	1.2
Defined benefit pension adjustment	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation expense	—	—	39.9	—	—	—	—	39.9
Exercise of options, net of withholding taxes	1.0	—	48.5	—	—	—	—	48.5
Cash dividends declared - $0.20 per share	—	—	—	(51.1)	—	—	—	(51.1)
Purchases of common stock	—	—	—	—	—	(170.9)	—	(170.9)
Balance, at March 31, 2022	270.1	$2.7	$4,984.1	$2,414.0	$(270.2)	$(954.9)	$57.0	$6,232.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of March 31, 2023, the results of our operations for the three months ended March 31, 2023 and 2022, and our cash flows for the three months ended March 31, 2023 and 2022. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2022, which were included in the 2022 Form 10-K. The December 31, 2022 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	March 31,	December 31,
	2023	2022
Land	$37.2	$39.3
Building and improvements	264.9	279.2
Equipment, furniture, and fixtures	529.1	523.7
	831.2	842.2
Less: accumulated depreciation	(504.6)	(498.3)
Total property, plant and equipment, net	$326.6	$343.9

Depreciation expense for the three months ended March 31, 2023 and 2022 was $19.0 million and $19.2 million, respectively. As of March 31, 2023 and December 31, 2022, property, plant and equipment assets, net of $10.1 million and $8.7 million, respectively, have been reclassified as held for sale and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet. Unpaid property, plant and equipment additions of $6.1 million are included in accounts payable and other accrued expenses as of March 31, 2023 in our condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	March 31,	December 31,
	2023	2022
Non-marketable equity securities	$124.0	$124.0
Seed capital investments	31.3	30.6
Marketable equity securities	24.4	24.3
Partnership interests in private equity funds	13.2	15.0
Total investments	$192.9	$193.9

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses) on equity securities held as of the end of the period	$2.3	$(3.9)
Realized losses for equity securities sold during the period	—	(0.1)
Total gains (losses) recognized in other income, net	$2.3	$(4.0)

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

As of March 31, 2023 and December 31, 2022, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$293.5	$293.5	$—	$—
Seed capital investments (2)	31.3	31.3	—	—
Marketable equity securities (2)	24.4	24.4	—	—
Deferred compensation liabilities (3)	(13.0)	(13.0)	—	—
Total	$336.2	$336.2	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$674.5	$674.5	$—	$—
Seed capital investments (2)	30.6	30.6	—	—
Marketable equity securities (2)	24.3	24.3	—	—
Deferred compensation liabilities (3)	(13.6)	(13.6)	—	—
Total	$715.8	$715.8	$—	$—

____________________________________________________

(1)
Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)
Included in Investments on the Condensed Consolidated Balance Sheet.
(3)
Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $13.2 million and $15.0 million at March 31, 2023 and December 31, 2022, respectively, of which $10.4 million and $10.8 million, respectively, were measured using net asset value as a practical expedient for fair value and $2.8 million and $4.2 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

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

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		March 31, 2023		December 31, 2022
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$120.2	$—	$115.3	$—
International Financial Data Services L.P.	50.0%	71.2	33.9	85.1	34.8
Pershing Road Development Company, LLC	50.0%	10.5	57.3	10.6	57.9
Broadway Square Partners, LLP	50.0%	53.8	30.1	53.8	30.3
Other unconsolidated affiliates		2.0	—	2.1	—
Total		$257.7	$121.3	$266.9	$123.0

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statements of Comprehensive Income.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Orbit Private Investments L.P.	$4.8	$—
International Financial Data Services L.P.	1.1	0.5
Pershing Road Development Company, LLC	(0.2)	0.3
Broadway Square Partners, LLP	0.1	0.5
Other unconsolidated affiliates	(0.1)	—
Total	$5.7	$1.3

Note 5—Acquisitions

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisitions of Blue Prism Group plc (“Blue Prism”), Hubwise Holdings Limited (“Hubwise”), 5 M’s Minerals Management, LLC (“MineralWare”), the sell-side Tier1 customer relationship management business (“Tier1”) and Complete Financial Ops, Inc. (“CFO”) occurred on January 1, 2021, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2023	2022
Revenues	$1,362.7	$1,356.4
Net income	$125.9	$156.0

During the three months ended March 31, 2023 and 2022, we recorded severance expense related to personnel reductions in several of our financial services and healthcare businesses. The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended March 31,
Consolidated Statements of Comprehensive Income Classification	2023	2022
Cost of software-enabled services	$8.2	$14.3
Cost of license, maintenance and other related	0.6	0.9
Total cost of revenues	8.8	15.2
Selling and marketing	1.4	0.4
Research and development	1.6	6.1
General and administrative	0.2	0.3
Total operating expenses	3.2	6.8
Total severance expense	$12.0	$22.0

Note 6—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2023 is as follows (in millions):

Balance at December 31, 2022	$8,863.0
Adjustments to prior acquisitions	(0.5)
Effect of foreign currency translation	27.1
Balance at March 31, 2023	$8,889.6

Note 7—Debt

At March 31, 2023 and December 31, 2022, debt consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Senior secured credit facilities, weighted-average interest rate of 6.74% and 6.27%, respectively	$5,009.7	$5,129.1
5.5% senior notes due 2027	2,000.0	2,000.0
Senior secured credit facilities revolving portion, weighted-average interest rate of 6.11%	75.0	—
Other indebtedness	0.6	0.8
Unamortized original issue discount and debt issuance costs	(46.3)	(50.3)
	7,039.0	7,079.6
Less: current portion of long-term debt	129.4	55.7
Long-term debt	$6,909.6	$7,023.9

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at March 31, 2023	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-3	$1,093.0	April 16, 2025	0.25%
Term Loan B-4	969.3	April 16, 2025	0.25%
Term Loan B-5	1,645.6	April 16, 2025	0.25%
Term Loan B-6	519.3	March 22, 2029	0.25%
Term Loan B-7	782.5	March 22, 2029	0.25%
Revolving Credit Facility	75.0	December 28, 2027	None
Senior Notes	2,000.0	September 30, 2027	None

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,966.6	$5,006.4	$5,082.2	$5,069.0
5.5% senior notes due 2027	1,996.8	1,945.1	1,996.6	1,880.9
Senior secured credit facilities, revolving portion	75.0	74.2	—	—
Other indebtedness	0.6	0.6	0.8	0.8

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In July 2021, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In July 2022, our Board of Directors authorized a new stock repurchase program, which also enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions. Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three months ended March 31, 2023, we repurchased 2.3 million shares of common stock for approximately $134.7 million. During the three months ended March 31, 2022, we repurchased 2.3 million shares of common stock for approximately $170.9 million. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid a quarterly cash dividend of $0.20 per share of common stock in each of March 2023 and March 2022 totaling $50.7 million and $51.1 million, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(549.0)	$(1.1)	$(550.1)
Net current period other comprehensive income	$42.0	$0.1	$42.1
Balance, March 31, 2023	$(507.0)	$(1.0)	$(508.0)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2023		2022
	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gains (losses) on interest rate swaps	$—	$—	$3.2	$(0.4)
Reclassification of gains into net earnings on interest rate swaps	—	—	(1.6)	—
Net change in cash flow hedges	—	—	1.6	(0.4)
Defined Benefit Pension
Unrealized net gains (losses) on defined benefit pension plan	—	0.1	(0.3)	(0.8)
Foreign Currency Translation
Current period translation adjustments	44.2	(2.2)	(29.8)	1.5
Total other comprehensive income (loss)	$44.2	$(2.1)	$(28.5)	$0.3

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

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet as of March 31, 2023, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	March 31,
	2023	2022
Assets:
Cash and cash equivalents	$130.2	$145.0
Intangible assets	169.0	142.9
Other assets	2.3	1.3
Liabilities:
Other liabilities	15.5	1.3

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of March 31, 2023 and December 31, 2022, approximately $57.8 million and $68.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $172.3 million and $106.1 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, revenue of approximately $977.1 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $479.2 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended March 31,
	2023	2022
United States	$954.9	$923.0
United Kingdom	155.9	150.2
Europe (excluding United Kingdom), Middle East and Africa	105.4	89.5
Asia-Pacific and Japan	68.0	61.4
Canada	55.5	50.4
Americas, excluding United States and Canada	23.0	20.5
Total	$1,362.7	$1,295.0

The following table disaggregates our revenues by source (in millions):

	Three Months Ended March 31,
	2023	2022
Software-enabled services	$1,114.2	$1,085.2
Maintenance and term licenses	213.3	178.3
Professional services	27.7	26.7
Perpetual licenses	7.5	4.8
Total	$1,362.7	$1,295.0

Note 11—Stock Based Compensation

Stock options, SARs, PSUs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended March 31,
Condensed Consolidated Statements of Comprehensive Income Classification	2023	2022
Cost of software-enabled services	$15.5	$15.1
Cost of license, maintenance and other related	1.8	0.9
Total cost of revenues	17.3	16.0
Selling and marketing	7.9	8.1
Research and development	5.4	5.1
General and administrative	11.3	10.7
Total operating expenses	24.6	23.9
Total stock-based compensation expense	$41.9	$39.9

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the three months ended March 31, 2023 (shares in millions):

	Stock Options and SARs	PSUs and RSUs
Outstanding at December 31, 2022	43.6	3.4
Granted	0.5	1.2
Cancelled/forfeited	(0.3)	(0.1)
Exercised	(0.4)	—
Outstanding at March 31, 2023	43.4	4.5

Note 12—Income Taxes

The effective tax rate was 29.4% and 27.0% for the three months ended March 31, 2023 and 2022, respectively. The change in the effective tax rate for the three months ended March 31, 2023 compared to the prior year was primarily due to a decrease in recognition of windfall tax benefits from stock awards in the current year and a change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

Note 13—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income attributable to SS&C common stockholders	$126.0	$172.1

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	250.4	255.8
Weighted-average common stock equivalents – stock options and restricted shares	6.6	11.8
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	257.0	267.6

Earnings per share attributable to SS&C common stockholders – Basic	$0.50	$0.67
Earnings per share attributable to SS&C common stockholders – Diluted	$0.49	$0.64

Weighted-average stock options, SARs, RSUs and PSUs representing 25.0 million and 16.1 million shares were outstanding for the three months ended March 31, 2023 and 2022, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 14—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

In connection with recent legal proceedings related to the ongoing DST ERISA matters described below, including the arbitration awards, we have recorded an accrued liability of $51.5 million. Of this amount, $8.1 million and $43.4 million were recorded in 2022 and 2021, respectively, to Other income (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Due to the inherent uncertainties associated with the resolution of these matters, the ultimate resolution of and any additional potential exposure related to these matters are uncertain at this time.

On September 1, 2017, a putative representative action was filed on behalf of the DST 401(k) Profit Sharing Plan (the “Plan”) in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane Cunniff & Goldfarb Inc., et al. (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”), alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”). The DST Defendants answered the operative complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against DST. On March 8, 2021, the Court entered an order denying without prejudice the plaintiffs’ (the “Ferguson Plaintiffs”) then-pending motions for leave to file a third amended complaint and for class certification, ordering that the parties address the effect, if any, on the Ferguson Plaintiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit Court in Cooper v. Ruane Cunniff & Goldfarb Inc. The Ferguson Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification. On August 17, 2021, the Court entered an order certifying a mandatory, non-opt-out class under Federal Rule of Civil Procedure 23(b)(1) that includes all plan participants other than certain plan fiduciaries. Arbitration Claimants, and the Canfield Plaintiffs and Mendon Plaintiffs, each as defined below, filed petitions under Federal Rule of Civil Procedure 23(f) with the Second Circuit on August 30, 2021 and August 31, 2021, respectively, seeking interlocutory review of the Ferguson class certification order, which the Ferguson Plaintiffs and the DST Defendants opposed. The Second Circuit denied the Rule 23(f) petitions on May 24, 2022 and May 25, 2022, respectively. On February 4, 2022, the Ferguson Plaintiffs filed a third amended complaint, which included the class allegations. On March 7, 2022, the DST Defendants and Ruane each filed answers to the Ferguson Plaintiffs’ third amended complaint and reasserted their respective cross-claims. On August 23, 2021, the DST Defendants moved for a temporary restraining order and preliminary injunction against other proceedings, including the below-described arbitrations, which arise out of or relate to the allegations in Ferguson. Following briefing, on November 18, 2021, the Court granted the DST Defendants’ motion and entered a preliminary injunction enjoining the Ferguson class members, including Arbitration Claimants, from instituting new actions or litigating in arbitration or other proceedings against the DST Defendants matters arising out of or relating to the facts or transactions alleged in the Ferguson amended complaint. On November 18, 2021, the Court also ordered the DST Defendants and Arbitration Claimants to submit briefing regarding how the arbitration awards that have been entered against the DST Defendants should be handled in light of the Court’s class certification order and preliminary injunction.

On December 15, 2021, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed appeals of the Court’s preliminary injunction. On December 23, 2021, the DST Defendants, Arbitration Claimants, and the Ferguson Plaintiffs submitted briefs concerning the treatment of the arbitration awards that have been entered against the DST Defendants, and further briefing by the DST Defendants and Arbitration Claimants was submitted on January 26, 2022. On December 31, 2021, Arbitration Claimants moved by order to show cause for an immediate stay of the preliminary injunction pending their appeal to the Second Circuit. On January 3, 2022, the Court denied Arbitration Claimants’ motion for an immediate stay and ordered the DST Defendants to show cause as to why the Court should not issue a stay of the preliminary injunction pending appeal. On February 3, 2022, the Court denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. In the same order, the Court held that it would determine the status of the arbitration awards already entered against DST at final judgment in the Ferguson action, either after trial or after settlement. On February 4, 2022, Arbitration Claimants filed a motion in the Second Circuit to stay the preliminary injunction pending their appeal of the Court’s preliminary injunction. On June 7, 2022, the Second Circuit denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. On February 8, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs noticed an appeal of the Court’s February 3, 2022 order. The February 8, 2022 appeal was consolidated with the December 15, 2021 appeal of the preliminary injunction. On May 17, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed their opening brief in the consolidated appeals. The DST Defendants filed their answering brief on September 15, 2022, and the reply was filed on October 20, 2022. On April 20, 2023, the Second Circuit heard oral argument on the appeal. This appeal remains pending.

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

On April 5, 2023, Arbitration Claimants filed a motion to decertify the Rule 23(b)(1) class previously certified by the Court, or, in the alternative, to amend the class definition to remove Arbitration Claimants or permit them to opt out of the class. On April 7, 2023, the Ferguson parties filed a joint status report informing the Court that they had been working diligently with the DOL to finalize all necessary papers to document the settlement reached to resolve the Ferguson matter together with other related matters, and that the parties anticipated filing a final executed settlement agreement and supporting exhibits by April 14, 2023. On April 14, 2023, the DST Defendants informed the Court that, in response to a request from Arbitration Claimants, the Western District of Missouri had entered an injunction, as discussed below, enjoining DST from entering into or effectuating an agreement that settles, disposes of, interferes with, invalidates, satisfies, sets aside, alters, or otherwise compromises any of 55 judgments confirming arbitration awards entered by the Western District of Missouri on March 31, 2023. Following a status conference with the Court on April 24, 2023, the Court directed the parties to confer regarding settlement, and to submit a joint status report by May 3, 2023. The Court also held in abeyance the deadline to respond to Arbitration Claimants’ pending motion to decertify the class.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs (the “Canfield Plaintiffs”). On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs (the “Mendon Plaintiffs”). These complaints name as defendants SS&C, the DST Defendants, and Ruane. The underlying claim in each complaint is the same as in the above-described Ferguson matter, with the exception that these actions purport to be brought as individual actions and not putative class actions. On July 10, 2020, the Court entered an order granting the DST Defendants’ motion to disqualify plaintiffs’ counsel in the Canfield and Mendon actions. On March 17, 2021, the Court issued an opinion and order denying the DST Defendants’ motion to disqualify counsel from the arbitrations described below. On April 12, 2021, the Canfield Plaintiffs and Mendon Plaintiffs filed notices of voluntary dismissal dismissing their claims against Ruane with prejudice, which were entered by the

Court on April 13, 2021. On April 22, 2021, the DST Defendants filed motions to dismiss the Canfield and Mendon actions. Those motions were fully briefed on May 28, 2021. On November 19, 2021, the Court dismissed the Canfield and Mendon actions. On December 17, 2021, the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s November 19, 2021 orders dismissing their respective actions to the Second Circuit. On May 17, 2022, the Canfield Plaintiffs and Mendon Plaintiffs filed their opening briefs in those appeals. The DST Defendants filed their answering briefs on September 15, 2022. The Canfield Plaintiffs and Mendon Plaintiffs filed their reply briefs on October 20, 2022. On April 20, 2023, the Second Circuit heard oral argument on the appeals. These appeals remain pending.

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

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors have been named in 579 substantially similar individual demands for arbitration to date, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (the “Arbitration Claimants”). The underlying claim in each is the same as in the above-described Ferguson matter, with the exception that the arbitrations purport to be brought as individual actions. On November 24, 2021, in light of the preliminary injunction entered in Ferguson discussed above, the American Arbitration Association ceased administration of the arbitrations brought by members of the Ferguson class, which includes all of the Arbitration Claimants with the exception of certain former Plan fiduciaries. As of November 24, 2021, 557 demands for arbitration had been submitted to the American Arbitration Association (the “AAA”). As of the date on which the preliminary injunction was entered, those individual arbitrations were at various stages depending on the particular proceeding. Certain of those arbitrations had resulted in awards against DST and others had resulted in decisions finding no liability as against DST. Many of those decisions were subject to further appeal within the AAA. Certain of the arbitration proceedings had been resolved in whole or in part by settlement. Since November 24, 2021, the AAA has administered only those arbitration proceedings associated with claimants who are not members of the Ferguson class, certain of which have resulted in awards against DST. Between August 20, 2021 and November 17, 2021, counsel for Arbitration Claimants filed 177 motions to confirm certain of the arbitration awards. DST filed responses to those motions. Between October 4 and December 22, 2021, the Western District of Missouri issued orders confirming those 177 arbitration awards and entering judgments against DST. DST appealed those judgments to the Eighth Circuit. On November 20, 2021, DST requested that the Eighth Circuit stay the pending appeals in light of the preliminary injunction entered in Ferguson. On December 3, 2021, the Eighth Circuit ordered the parties to brief DST’s stay request, and on January 3, 2022, the Eighth Circuit declined to stay the briefing schedule on the pending appeals and consolidated those appeals. DST filed its opening brief in the Eighth Circuit on March 24, 2022. Arbitration Claimants filed their opposition brief on April 26, 2022, and DST filed its reply brief on May 18, 2022. The Eighth Circuit heard oral argument on June 14, 2022. On November 28, 2022, the Eighth Circuit vacated the judgments confirming the 177 arbitration awards and remanded those actions to the Western District of Missouri to determine whether the district court has subject-matter jurisdiction and whether the district court should transfer the cases to the Southern District of New York. On December 14, 2022, the parties submitted simultaneous briefing to the Western District of Missouri regarding transfer. On March 31, 2023, the Western District of Missouri issued an order finding that it had subject-matter jurisdiction over 55 of the 177 confirmation actions, and confirmed the 55 arbitration awards in those actions and entered judgments against DST. The court dismissed the other 122 on the ground that it lacked subject-matter jurisdiction. The court further denied DST’s motion to transfer any of the 177 confirmation actions to the Southern District of New York. On April 28, 2023, DST appealed these judgments to the Eighth Circuit. These appeals remain pending.

On April 10, 2023, Arbitration Claimants filed in the Western District of Missouri an emergency motion seeking a temporary restraining order and preliminary injunction prohibiting DST from settling or attempting to settle in the Ferguson action any of the 55 Western District of Missouri judgments confirming arbitration awards, without the consent of those Arbitration Claimants and their attorneys. On April 10, 2023, the Western District of Missouri entered a preliminary injunction stating that “[i]n each of the 55 cases in which this Court has subject matter jurisdiction and entered an order on March 31, 2023 confirming an arbitration award, the Court hereby enjoins DST or anyone on behalf of DST from entering into or effectuating an agreement that settles, disposes of, interferes with, invalidates, satisfies, sets aside, alters, or otherwise compromises each such judgment, without the express written consent of each Confirmation Plaintiff in whose favor judgment was entered by this Court.” On April 12, 2023, DST appealed the preliminary injunction to the Eighth Circuit. This appeal remains pending. On April 27, 2023, DST filed a motion in the Western District of Missouri seeking a stay of its preliminary injunction pending appeal.

We continue to vigorously defend these matters.

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan as plaintiffs filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserts claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments and claims for actual and constructive fraudulent conveyances. On May 24, 2021, Defendant Robert Goldfarb filed an answer to the complaint. On December 17, 2021, the remaining defendants filed a motion to dismiss the DST plaintiffs’ complaint. On July 27, 2022, the Court denied without prejudice the pending motion to dismiss, and ordered the parties to submit by October 3, 2022 a joint status report with a new briefing schedule on the motion. On October 3, 2022, the parties filed a joint status report with a new briefing schedule on the motion, which the court approved on October 4, 2022. On December 16, 2022, and January 13, 2023, the parties filed joint motions to stay the proceedings, which were granted on January 31, 2023, staying proceedings until February 8, 2023. On February 8, 2023, the parties filed a joint motion to stay the proceedings for an additional 45 days. On April 7, 2023, the parties submitted a joint letter motion requesting a stay through April 14, 2023. On April 14, 2023, the parties requested that the Court enter a further stay in the matter through May 3, 2023. This request remains pending.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2022 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q. We use the term organic to refer to the businesses and operations that are included in the comparable prior year period on a constant currency basis. Organic excludes the impact of any business which we acquired for the time period which would impact the comparable prior year period.

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

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2022 Form 10-K. Our critical accounting policies are described in the 2022 Form 10-K and include:

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

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including, Blue Prism and Hubwise in March 2022, MineralWare in May 2022, O’Shares in June 2022, Tier1 in August 2022 and CFO in December 2022.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Software-enabled services	81.8%	83.8%
License, maintenance and related	18.2%	16.2%
Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2023	2022
Software-enabled services	$1,114.2	$1,085.2	2.7%
License, maintenance and related	248.5	209.8	18.4%
Total revenues	$1,362.7	$1,295.0	5.2%

Three Months Ended March 31, 2023 and 2022. Our revenues increased $67.7 million, or 5.2%, primarily due to revenues associated with our 2022 acquisitions, which contributed $63.2 million in revenues and an increase in organic revenues of $24.2 million driven by strength in the SS&C GlobeOp fund administration and Global Investor and Distribution Solutions businesses. These increases were partially offset by the unfavorable impact from foreign currency translation of $19.7 million. Software-enabled services revenues increased $29.0 million, or 2.7%, primarily due to an increase in organic revenues of $32.8 million and acquisitions, which added $12.5 million in revenues, partially offset by the unfavorable impact from foreign currency translation of $16.3 million. License, maintenance and related revenues increased $38.7 million, or 18.4%, primarily due to acquisitions, which added $50.7 million in revenues, partially offset by a decrease in organic revenues of $8.6 million and the unfavorable impact from foreign currency translation of $3.4 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Cost of software-enabled services	56.6%	54.9%
Cost of license, maintenance and related	38.1%	38.0%
Total cost of revenues	53.3%	52.1%
Gross margin percentage	46.7%	47.9%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2023	2022
Cost of software-enabled services	$631.0	$595.5	6.0%
Cost of license, maintenance and related	94.7	79.7	18.8%
Total cost of revenues	$725.7	$675.2	7.5%

Three Months Ended March 31, 2023 and 2022. Our total cost of revenues increased by $50.5 million, or 7.5%, primarily due to an increase of $40.9 million in organic costs and acquisitions, which added $23.7 million in costs. These increases were partially offset by the favorable impact from foreign currency translation, which decreased costs by $14.1 million. Organic cost increases are primarily due to personnel costs, including the impact of wage inflation and costs to support organic growth, partially offset by a decrease in amortization. Cost of software-enabled services revenues increased $35.5 million, or 6.0%, primarily due to an increase of $41.3 million in organic costs and acquisitions, which added $6.8 million in costs. These increases were partially offset by the favorable impact from foreign currency translation which decreased costs by $12.6 million. Cost of license, maintenance and related revenues increased $15.0 million, or 18.8%, primarily due to acquisitions, which added $16.9 million in costs, partially offset by the favorable impact from foreign currency translation of $1.5 million and a decrease in organic costs of $0.4 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Selling and marketing	10.3%	8.6%
Research and development	8.7%	8.2%
General and administrative	7.3%	8.6%
Total operating expenses	26.3%	25.4%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2023	2022
Selling and marketing	$139.8	$110.9	26.1%
Research and development	118.2	105.8	11.7%
General and administrative	98.9	111.3	(11.1)%
Total operating expenses	$356.9	$328.0	8.8%

Three Months Ended March 31, 2023 and 2022. Operating expenses increased $28.9 million, or 8.8%, primarily due to our acquisitions, which added expenses of $39.7 million. This increase was partially offset by the favorable impact from foreign currency translation, which decreased expenses by $8.1 million, and a decrease of $2.7 million in organic operating expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily decreased due to a decrease in professional fees partially offset by increases in personnel-related costs and increased travel and entertainment. Professional fees in the three months ended March 31, 2022 were elevated due to our acquisition of Blue Prism.

Comparison of the Three Months Ended March 31, 2023 and 2022 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $111.9 million for the three months ended March 31, 2023 compared to $49.3 million for the three months ended March 31, 2022. The increase in interest expense, net for 2023 as compared to 2022, is due to a higher average interest rate on debt and higher average debt balances. We had an average interest rate of 6.21% and 3.11%, respectively, for the three months ended March 31, 2023 and 2022.

Other income (expense), net. We had other income, net of $5.4 million for the three months ended March 31, 2023 compared to other expense, net of $9.0 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, other income, net consisted primarily of dividend income of $10.2 million, partially offset by losses of $6.1 million related to the fair value adjustments on assets held for sale. For the three months ended March 31, 2022, other expense, net consisted primarily of foreign currency translation losses of $9.7 million.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $5.7 million and $1.3 million for the three months ended March 31, 2023 and 2022. Our equity in earnings of unconsolidated affiliates, net in 2023 is primarily related to a $4.8 million adjustment to increase the carrying value of one of our investments.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Provision for income taxes	$52.5	$63.5
Effective tax rate	29.4%	27.0%

Our effective tax rates for the three months ended March 31, 2023 and 2022 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended March 31, 2023 compared to the prior year was primarily due to a decrease in recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2023 to be 23.5% in the United Kingdom and approximately 33.0% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

On August 16, 2022, the Inflation Reduction Act was signed into law, which includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. The provisions were effective January 1, 2023 and were immaterial to our financial results, financial position and cash flows. The 1% excise tax on stock repurchases is included as a cost to acquire treasury stock.

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

During each of the three months ended March 31, 2023 and 2022, we paid a quarterly cash dividend of $0.20 per share of common stock totaling $50.7 million and $51.1 million, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $429.2 million of client funds obligations at March 31, 2023.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
Net cash, cash equivalents and restricted cash provided by (used in):	2023	2022	Change From Prior Year
Operating activities	$254.8	$183.5	$71.3
Investing activities	(49.8)	(1,583.5)	1,533.7
Financing activities	(755.3)	1,240.9	(1,996.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(4.5)	5.4
Net decrease in cash, cash equivalents and restricted cash	$(549.4)	$(163.6)	$(385.8)

Net cash provided by operating activities was $254.8 million for the three months ended March 31, 2023. Cash provided by operating activities primarily resulted from net income of $126.2 million adjusted for non-cash items of $201.4 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $72.8 million. The changes in our working capital accounts were driven by decreases in accrued expenses and an increase in accounts receivable, partially offset by a decrease in prepaid expenses, an increase in deferred revenue and changes in income tax prepaid and payable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2023. The increase in accounts receivable was primarily due to the billing of annual maintenance fees, which typically occurs in the first quarter of each year. The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.

Investing activities used net cash of $49.8 million for the three months ended March 31, 2023, primarily related to $42.6 million in capitalized software development costs and $10.5 million in capital expenditures, partially offset by collection of other non-current receivables of $2.4 million and proceeds from the sales and maturities of investments of $0.9 million.

Financing activities used net cash of $755.3 million for the three months ended March 31, 2023, primarily representing a net decrease in client fund obligations of $541.9 million, $133.3 million of purchases of common stock for treasury, $50.7 million in quarterly dividends paid and $44.6 million of net debt repayments. These expenditures were partially offset by proceeds of $15.3 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2023, we held approximately $203.8 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made. At March 31, 2023, we held approximately $109.9 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at March 31, 2023	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-3	$1,093.0	April 16, 2025	0.25%
Term Loan B-4	969.3	April 16, 2025	0.25%
Term Loan B-5	1,645.6	April 16, 2025	0.25%
Term Loan B-6	519.3	March 22, 2029	0.25%
Term Loan B-7	782.5	March 22, 2029	0.25%
Revolving Credit Facility	75.0	December 28, 2027	None
Senior Notes	2,000.0	September 30, 2027	None

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of March 31, 2023, we were in compliance with all financial and non-financial covenants.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in millions)	2023	2022	2023
Net income	$126.2	$171.3	$604.0
Interest expense, net	111.9	49.3	370.5
Provision for income taxes	52.5	63.5	216.1
Depreciation and amortization	165.9	165.6	671.9
EBITDA	456.5	449.7	1,862.5
Stock-based compensation	41.9	39.9	126.9
Acquired EBITDA and cost savings (1)	—	(6.4)	5.2
Loss on extinguishment of debt	0.6	—	6.1
Equity in earnings of unconsolidated affiliates, net	(5.7)	(1.3)	(30.3)
Purchase accounting adjustments (2)	2.0	2.9	8.4
ASC 606 adoption impact	(0.7)	(0.4)	(2.3)
Foreign currency translation (gains) losses	(0.5)	9.7	1.0
Investment gains	(11.2)	(4.7)	(45.3)
Facilities and workforce restructuring	17.8	1.7	48.4
Acquisition related (3)	2.3	18.1	25.7
Other (4)	6.6	(0.8)	0.8
Consolidated EBITDA	$509.6	$508.4	$2,007.1
Consolidated EBITDA attributable to noncontrolling interest (5)	(0.6)	0.1	(1.8)
Consolidated EBITDA attributable to SS&C common stockholders	$509.0	$508.5	$2,005.3

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of March 31, 2023 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.39x

_____________________________________________________

(1)
Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $130.2 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the three months ended March 31, 2023, we had average daily cash balances of approximately $2,237.7 million maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rate would equal approximately $10.5 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At March 31, 2023, we had total variable interest rate debt of approximately $5,084.7 million. As of March 31, 2023, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $50.8 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of March 31, 2023 was approximately $56.0 million. The impact of a 10% change in fair value of these investments would have been approximately $4.2 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2023, approximately 30% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These amounts were not material for the three months ended March 31, 2023. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the first quarter of 2023 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
January 1, 2023 – January 31, 2023	—	$—	—	$694.8
February 1, 2023 – February 28, 2023	0.9	$61.69	0.9	$638.1
March 1, 2023 – March 31, 2023	1.4	$57.50	1.4	$560.1
Total	2.3		2.3

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

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan*

10.2	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan*

10.3	Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan*

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)*

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

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: May 3, 2023