Form 10-Q
period 2023-09-30
SS&C Technologies Holdings Inc
filed 2023-11-01
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 247,515,709 shares of the registrant’s common stock outstanding as of October 25, 2023.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$447.6	$440.1
Funds receivable and funds held on behalf of clients	787.5	966.3
Accounts receivable, net of allowance for credit losses of $28.9 and $21.7, respectively	836.2	778.6
Contract assets	39.6	42.3
Prepaid expenses and other current assets	155.2	193.8
Restricted cash and cash equivalents	2.3	3.3
Total current assets	2,268.4	2,424.4
Property, plant and equipment, net (Note 2)	321.5	343.9
Operating lease right-of-use assets	231.5	260.6
Investments (Note 3)	184.4	193.9
Unconsolidated affiliates (Note 4)	286.3	266.9
Contract assets	116.1	115.9
Goodwill (Note 6)	8,854.9	8,863.0
Intangible and other assets, net of accumulated amortization of $3,888.8 and $3,445.4, respectively	3,916.9	4,184.7
Total assets	$16,180.0	$16,653.3
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$127.3	$55.7
Client funds obligations	787.5	966.3
Accounts payable	46.7	49.5
Income taxes payable	18.4	34.3
Accrued employee compensation and benefits	212.3	235.8
Interest payable	56.0	28.4
Other accrued expenses	282.2	356.1
Deferred revenues	458.7	464.7
Total current liabilities	1,989.1	2,190.8
Long-term debt, net of current portion (Note 7)	6,738.7	7,023.9
Operating lease liabilities	209.5	237.0
Other long-term liabilities	244.0	225.8
Deferred income taxes	794.4	872.9
Total liabilities	9,975.7	10,550.4
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 3)	2.8	2.1
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 274.4 million shares and 271.9 million shares issued, respectively, and 247.5 million shares and 251.0 million shares outstanding, respectively	2.7	2.7
Additional paid-in capital	5,308.7	5,111.6
Accumulated other comprehensive loss	(554.9)	(550.1)
Retained earnings	2,991.9	2,740.1
Cost of common stock in treasury, 26.9 and 20.9 million shares, respectively	(1,604.5)	(1,260.1)
Total SS&C stockholders’ equity	6,143.9	6,044.2
Noncontrolling interest (Note 9)	57.6	56.6
Total equity	6,201.5	6,100.8
Total liabilities, redeemable noncontrolling interest and equity	$16,180.0	$16,653.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Software-enabled services	$1,122.1	$1,049.8	$3,342.8	$3,205.7
License, maintenance and related	243.8	271.2	748.4	739.0
Total revenues	1,365.9	1,321.0	4,091.2	3,944.7
Cost of revenues:
Software-enabled services	617.8	605.8	1,877.4	1,811.6
License, maintenance and related	93.7	91.4	281.3	265.2
Total cost of revenues	711.5	697.2	2,158.7	2,076.8
Gross profit	654.4	623.8	1,932.5	1,867.9
Operating expenses:
Selling and marketing	134.7	120.9	411.6	371.1
Research and development	117.7	107.6	355.5	331.8
General and administrative	95.6	91.1	290.7	323.4
Total operating expenses	348.0	319.6	1,057.8	1,026.3
Operating income	306.4	304.2	874.7	841.6
Interest expense, net	(120.6)	(86.0)	(350.5)	(203.0)
Other (expense) income, net	(5.0)	1.1	15.3	(28.3)
Equity in earnings of unconsolidated affiliates, net	27.5	(5.1)	42.6	(2.7)
Loss on extinguishment of debt	(0.5)	(1.0)	(1.1)	(4.1)
Income before income taxes	207.8	213.2	581.0	603.5
Provision for income taxes	51.2	53.4	167.3	162.1
Net income	156.6	159.8	413.7	441.4
Net (income) loss attributable to noncontrolling interest	(0.6)	0.2	(1.0)	1.3
Net income attributable to SS&C common stockholders	$156.0	$160.0	$412.7	$442.7

Basic earnings per share attributable to SS&C common stockholders	$0.63	$0.63	$1.66	$1.74
Diluted earnings per share attributable to SS&C common stockholders	$0.61	$0.61	$1.62	$1.68

Basic weighted-average number of common shares outstanding	247.5	253.9	248.8	254.8
Diluted weighted-average number of common and common equivalent shares outstanding	253.9	260.9	255.3	263.7

Net income	$156.6	$159.8	$413.7	$441.4
Other comprehensive (loss) income, net of tax:
Change in unrealized gain on interest rate swaps	—	3.3	—	4.8
Foreign currency exchange translation adjustment	(113.0)	(248.6)	(4.8)	(512.0)
Change in defined benefit pension obligation	—	—	—	(1.1)
Total other comprehensive loss, net of tax	(113.0)	(245.3)	(4.8)	(508.3)
Comprehensive income (loss)	43.6	(85.5)	408.9	(66.9)
Comprehensive (income) loss attributable to noncontrolling interest	(0.6)	0.2	(1.0)	1.3
Comprehensive income (loss) attributable to SS&C common stockholders	$43.0	$(85.3)	$407.9	$(65.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net income	$413.7	$441.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500.4	494.2
Equity in earnings of unconsolidated affiliates, net	(42.6)	2.7
Distributions received from unconsolidated affiliates	21.2	2.3
Stock-based compensation expense	117.5	93.3
Net losses on investments	0.9	14.7
Amortization and write-offs of loan origination costs and original issue discounts	10.2	10.2
Loss on extinguishment of debt	1.1	4.1
Loss on sale or disposition of property and equipment	7.6	1.0
Deferred income taxes	(89.1)	(78.6)
Provision for credit losses	9.8	9.1
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(69.0)	(30.3)
Prepaid expenses and other assets	27.6	54.8
Contract assets	0.5	(41.6)
Accounts payable	(5.3)	(4.4)
Accrued expenses and other liabilities	(73.8)	(160.5)
Income taxes prepaid and payable	(16.3)	12.3
Deferred revenue	12.3	(60.1)
Net cash provided by operating activities	826.7	764.6
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired and asset acquisitions	(0.1)	(1,629.5)
Additions to property and equipment	(40.7)	(53.3)
Proceeds from sale of property and equipment	—	10.9
Additions to capitalized software	(140.9)	(108.2)
Investments in securities	(0.6)	(10.0)
Proceeds from sales / maturities of investments	7.7	8.6
Distributions received from unconsolidated affiliates	—	66.2
Collection of other non-current receivables	7.5	7.5
Net cash used in investing activities	(167.1)	(1,707.8)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	275.0	1,702.1
Repayments of debt	(499.5)	(408.5)
Payment of deferred financing fees	—	(14.7)
Net decrease in client funds obligations	(163.7)	(1,564.5)
Proceeds from exercise of stock options	79.2	73.3
Withholding taxes paid related to equity award net share settlement	(1.7)	(0.6)
Purchases of common stock for treasury	(341.0)	(385.4)
Dividends paid on common stock	(160.9)	(153.4)
Net cash used in financing activities	(812.6)	(751.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(32.9)
Net decrease in cash, cash equivalents and restricted cash	(157.2)	(1,727.8)
Cash, cash equivalents and restricted cash, beginning of period	1,337.6	3,171.4
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,180.4	$1,443.6

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$447.6	$401.9
Restricted cash and cash equivalents	2.3	3.0
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	730.5	1,038.7
	$1,180.4	$1,443.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended September 30, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at June 30, 2023	273.2	$2.7	$5,230.6	$2,895.6	$(441.9)	$(1,506.7)	$57.0	$6,237.3
Net income	—	—	—	156.0	—	—	0.6	156.6
Foreign exchange translation adjustment	—	—	—	—	(113.0)	—	—	(113.0)
Stock-based compensation expense	—	—	42.1	—	—	—	—	42.1
Exercise of options, net of withholding taxes	1.2	—	36.0	—	—	—	—	36.0
Purchases of common stock	—	—	—	—	—	(97.8)	—	(97.8)
Cash dividends declared - $0.24 per share	—	—	—	(59.7)	—	—	—	(59.7)
Balance, at September 30, 2023	274.4	$2.7	$5,308.7	$2,991.9	$(554.9)	$(1,604.5)	$57.6	$6,201.5

	Three Months Ended September 30, 2022
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at June 30, 2022	270.3	$2.7	$5,039.3	$2,473.3	$(505.0)	$(954.9)	$56.7	$6,112.1
Net income	—	—	—	160.0	—	—	(0.2)	159.8
Foreign exchange translation adjustment	—	—	—	—	(248.6)	—	—	(248.6)
Net change in interest rate swaps	—	—	—	—	3.3	—	—	3.3
Stock-based compensation expense	—	—	7.4	—	—	—	—	7.4
Exercise of options, net of withholding taxes	0.7	—	15.0	—	—	—	—	15.0
Purchases of common stock	—	—	—	—	—	(214.5)	—	(214.5)
Cash dividends declared - $0.20 per share	—	—	—	(51.0)	—	—	—	(51.0)
Balance, at September 30, 2022	271.0	$2.7	$5,061.7	$2,582.3	$(750.3)	$(1,169.4)	$56.5	$5,783.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Nine Months Ended September 30, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	412.7	—	—	1.0	413.7
Foreign exchange translation adjustment	—	—	—	—	(4.8)	—	—	(4.8)
Stock-based compensation expense	—	—	117.5	—	—	—	—	117.5
Exercise of options, net of withholding taxes	2.5	—	79.6	—	—	—	—	79.6
Purchases of common stock	—	—	—	—	—	(344.4)	—	(344.4)
Cash dividends declared - $0.64 per share	—	—	—	(160.9)	—	—	—	(160.9)
Balance, at September 30, 2023	274.4	$2.7	$5,308.7	$2,991.9	$(554.9)	$(1,604.5)	$57.6	$6,201.5

	Nine Months Ended September 30, 2022
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2
Net income	—	—	—	442.7	—	—	(1.3)	441.4
Foreign exchange translation adjustment	—	—	—	—	(512.0)	—	—	(512.0)
Net change in interest rate swaps	—	—	—	—	4.8	—	—	4.8
Change in defined benefit plan obligation	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation expense	—	—	93.3	—	—	—	—	93.3
Exercise of options, net of withholding taxes	1.9	—	72.7	—	—	—	—	72.7
Purchases of common stock	—	—	—	—	—	(385.4)	—	(385.4)
Cash dividends declared - $0.60 per share	—	—	—	(153.4)	—	—	—	(153.4)
Balance, at September 30, 2022	271.0	$2.7	$5,061.7	$2,582.3	$(750.3)	$(1,169.4)	$56.5	$5,783.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of September 30, 2023, the results of our operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2022, which were included in the 2022 Form 10-K. The December 31, 2022 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	September 30,	December 31,
	2023	2022
Land	$37.1	$39.3
Building and improvements	267.0	279.2
Equipment, furniture, and fixtures	541.7	523.7
	845.8	842.2
Less: accumulated depreciation	(524.3)	(498.3)
Total property, plant and equipment, net	$321.5	$343.9

Depreciation expense for the three and nine months ended September 30, 2023 was $18.0 million and $55.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $18.7 million and $56.9 million, respectively. As of September 30, 2023 and December 31, 2022, assets held for sale were $11.6 million and $8.7 million, respectively, and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet. Unpaid property, plant and equipment additions of $7.9 million and $5.1 million are included in accounts payable and other accrued expenses as of September 30, 2023 and December 31, 2022, respectively, in our condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	September 30,	December 31,
	2023	2022
Non-marketable equity securities	$124.0	$124.0
Seed capital investments	26.7	30.6
Marketable equity securities	22.1	24.3
Partnership interests in private equity funds	11.6	15.0
Total investments	$184.4	$193.9

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized losses on equity securities held as of the end of the period	$(3.4)	$(3.4)	$(0.2)	$(15.0)
Realized gains (losses) for equity securities sold during the period	0.1	—	0.7	(1.1)
Total (losses) gains recognized in other (expense) income, net	$(3.3)	$(3.4)	$0.5	$(16.1)

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

As of September 30, 2023 and December 31, 2022, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$713.1	$713.1	$—	$—
Seed capital investments (2)	26.7	26.7	—	—
Marketable equity securities (2)	22.1	22.1	—	—
Deferred compensation liabilities (3)	(11.5)	(11.5)	—	—
Total	$750.4	$750.4	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$674.5	$674.5	$—	$—
Seed capital investments (2)	30.6	30.6	—	—
Marketable equity securities (2)	24.3	24.3	—	—
Deferred compensation liabilities (3)	(13.6)	(13.6)	—	—
Total	$715.8	$715.8	$—	$—

_________________________________________________

(1)
Included in Cash and cash equivalents and Funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)
Included in Investments on the Condensed Consolidated Balance Sheet.
(3)
Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $11.6 million and $15.0 million at September 30, 2023 and December 31, 2022, respectively, of which $9.2 million and $10.8 million, respectively, were measured using net asset value as a practical expedient for fair value and $2.4 million and $4.2 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

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

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		September 30, 2023		December 31, 2022
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$154.1	$—	$115.3	$—
International Financial Data Services L.P.	50.0%	66.8	32.3	85.1	34.8
Pershing Road Development Company, LLC	50.0%	9.9	56.0	10.6	57.9
Broadway Square Partners, LLP	50.0%	53.7	29.7	53.8	30.3
Other unconsolidated affiliates		1.8	—	2.1	—
Total		$286.3	$118.0	$266.9	$123.0

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Orbit Private Investments L.P.	$26.4	$—	$38.8	$—
International Financial Data Services L.P.	1.1	(0.6)	3.6	0.6
Pershing Road Development Company, LLC	0.2	(5.2)	(0.7)	(5.1)
Broadway Square Partners, LLP	—	0.7	—	1.9
Other unconsolidated affiliates	(0.2)	—	0.9	(0.1)
Total	$27.5	$(5.1)	$42.6	$(2.7)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,365.9	$1,323.5	$4,091.2	$4,013.3
Net income	$156.0	$160.1	$412.4	$425.8

During the nine months ended September 30, 2023 and 2022, we recorded severance expense related to personnel reductions in several of our financial services and healthcare businesses. The amount of severance expense recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2023 and 2022 was as follows (in millions):

	Nine Months Ended September 30,
Consolidated Statements of Comprehensive Income (Loss) Classification	2023	2022
Cost of software-enabled services	$14.5	$8.1
Cost of license, maintenance and other related	1.0	2.3
Total cost of revenues	15.5	10.4
Selling and marketing	3.0	2.6
Research and development	2.9	2.0
General and administrative	3.6	0.8
Total operating expenses	9.5	5.4
Total severance expense	$25.0	$15.8

Note 6—Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2023 is as follows (in millions):

Balance at December 31, 2022	$8,863.0
Adjustments to prior acquisitions	(0.8)
Effect of foreign currency translation	(7.3)
Balance at September 30, 2023	$8,854.9

Note 7—Debt

At September 30, 2023 and December 31, 2022, debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Senior secured credit facilities, weighted-average interest rate of 7.31% and 5.00%, respectively	$4,830.1	$5,129.1
5.5% senior notes due 2027	2,000.0	2,000.0
Senior secured credit facilities revolving portion, weighted-average interest rate of 8.75%	75.0	—
Other indebtedness	0.2	0.8
Unamortized original issue discount and debt issuance costs	(39.3)	(50.3)
	6,866.0	7,079.6
Less: current portion of long-term debt	127.3	55.7
Long-term debt	$6,738.7	$7,023.9

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at September 30, 2023	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-3	$1,000.0	April 16, 2025	0.25%
Term Loan B-4	944.3	April 16, 2025	0.25%
Term Loan B-5	1,590.9	April 16, 2025	0.25%
Term Loan B-6	516.5	March 22, 2029	0.25%
Term Loan B-7	778.5	March 22, 2029	0.25%
Revolving Credit Facility	75.0	December 28, 2027	None
Senior Notes	2,000.0	September 30, 2027	None

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

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,793.7	$4,842.4	$5,082.2	$5,069.0
5.5% senior notes due 2027	1,997.1	1,891.4	1,996.6	1,880.9
Senior secured credit facilities, revolving portion	75.0	74.6	—	—
Other indebtedness	0.2	0.2	0.8	0.8

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In July 2022, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In July 2023, our Board of Directors authorized a new stock repurchase program, which also enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions. Our authority to repurchase shares under the program will continue until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three and nine months ended September 30, 2023, we repurchased 1.7 million and 6.0 million shares, respectively, of common stock for approximately $97.8 million and $344.4 million, respectively, which includes a 1% excise tax on share repurchases. During the three and nine months ended September 30, 2022, we repurchased 3.7 million and 6.0 million shares, respectively, of common stock for approximately $214.5 million and $385.4 million. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid quarterly cash dividends of $0.20 per share of common stock in each of March and June 2023 and $0.24 per share of common stock in September 2023 totaling $160.9 million. We paid quarterly cash dividends of $0.20 per share of common stock in each of March, June and September 2022, totaling $153.4 million in the aggregate.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(549.0)	$(1.1)	$(550.1)
Net current period other comprehensive loss	(4.8)	—	(4.8)
Balance, September 30, 2023	$(553.8)	$(1.1)	$(554.9)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gains (losses) on interest rate swaps	$—	$—	$6.0	$(1.2)	$—	$—	$8.8	$(1.7)
Reclassification of gains into net earnings on interest rate swaps	—	—	(1.5)	—	—	—	(2.3)	—
Net change in cash flow hedges	—	—	4.5	(1.2)	—	—	6.5	(1.7)
Defined Benefit Pension
Unrealized net (losses) gains on defined benefit pension plan	—	—	—	—	(0.1)	0.1	(0.3)	(0.8)
Foreign Currency Translation
Current period translation adjustments	(117.2)	4.2	(263.9)	15.3	(3.6)	(1.2)	(540.4)	28.4
Total other comprehensive (loss) income	$(117.2)	$4.2	$(259.4)	$14.1	$(3.7)	$(1.1)	$(534.2)	$25.9

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

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet as of September 30, 2023, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	September 30,
	2023	2022
Assets:
Cash and cash equivalents	$106.1	$151.6
Intangible assets	186.7	151.6
Other assets	2.7	—
Liabilities:
Other liabilities	5.3	17.5

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of September 30, 2023 and December 31, 2022, approximately $59.7 million and $68.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $94.0 million and $397.6 million for the three and nine months ended September 30, 2023, respectively. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $50.5 million and $231.8 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, revenue of approximately $940.9 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $461.2 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$941.2	$927.1	$2,838.9	$2,787.5
United Kingdom	160.1	138.2	473.4	433.8
Europe (excluding United Kingdom), Middle East and Africa	116.2	105.2	337.1	292.8
Asia-Pacific and Japan	67.6	62.5	204.2	193.3
Canada	55.3	64.9	164.5	169.5
Americas, excluding United States and Canada	25.5	23.1	73.1	67.8
Total	$1,365.9	$1,321.0	$4,091.2	$3,944.7

The following table disaggregates our revenues by source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Software-enabled services	$1,122.1	$1,049.8	$3,342.8	$3,205.7
Maintenance and term licenses	211.6	237.4	643.5	639.5
Professional services	26.8	27.7	83.1	81.4
Perpetual licenses	5.4	6.1	21.8	18.1
Total	$1,365.9	$1,321.0	$4,091.2	$3,944.7

Note 11—Stock Based Compensation

Stock options, SARs, PSUs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Comprehensive Income (Loss) Classification	2023	2022	2023	2022
Cost of software-enabled services	$14.5	$2.3	$42.9	$34.6
Cost of license, maintenance and other related	1.8	1.3	5.1	4.0
Total cost of revenues	16.3	3.6	48.0	38.6
Selling and marketing	7.3	1.5	21.8	17.2
Research and development	5.8	2.0	15.8	12.3
General and administrative	12.7	0.3	31.9	25.2
Total operating expenses	25.8	3.8	69.5	54.7
Total stock-based compensation expense	$42.1	$7.4	$117.5	$93.3

The stock-based compensation expense related to performance awards is adjusted for changes in our assessment of the performance target level that is probable of being achieved and the number of performance-based equity awards expected to vest. During the three months ended September 30, 2022, we recorded an adjustment to reduce previously recorded stock-based compensation expense relating to performance-based equity awards by $25.7 million as the number of performance-based options and performance-based units expected to vest decreased.

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the nine months ended September 30, 2023 (shares in millions):

	Stock Options and SARs	PSUs and RSUs
Outstanding at December 31, 2022	43.6	3.4
Granted	0.6	1.4
Cancelled/forfeited	(1.6)	(0.5)
Exercised	(2.5)	—
Vested	—	(0.1)
Outstanding at September 30, 2023	40.1	4.2

Note 12—Income Taxes

The effective tax rate was 24.6% and 25.0% for the three months ended September 30, 2023 and 2022, respectively, and 28.8% and 26.9% for the nine months ended September 30, 2023 and 2022, respectively. The change in the effective tax rate for the three months ended September 30, 2023 compared to the respective prior year period was primarily due to an increased recognition of windfall tax benefits from stock awards in the current year and a change in the composition of income before income taxes from foreign and domestic tax jurisdictions. The change in the effective tax rate for the nine months ended September 30, 2023 compared to the respective prior year period was primarily due to an increase in uncertain tax positions, partially offset by an increased recognition of windfall tax benefits from stock awards in the current year and a change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

Note 13—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to SS&C common stockholders	$156.0	$160.0	$412.7	$442.7

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	247.5	253.9	248.8	254.8
Weighted-average common stock equivalents – stock options and restricted shares	6.4	7.0	6.5	8.9
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	253.9	260.9	255.3	263.7

Earnings per share attributable to SS&C common stockholders – Basic	$0.63	$0.63	$1.66	$1.74
Earnings per share attributable to SS&C common stockholders – Diluted	$0.61	$0.61	$1.62	$1.68

Weighted-average stock options, SARs, RSUs and PSUs representing 23.2 million and 23.5 million shares were outstanding for the three and nine months ended September 30, 2023, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive. Weighted-average stock options, SARs, RSUs and PSUs representing 22.0 million shares were outstanding for the three and nine months ended September 30, 2022, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 14—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Legal Proceedings

In connection with recent legal proceedings related to the ongoing DST ERISA matters described below, including the settlement agreement which was submitted to the United States District Court for the Southern District of New York for preliminary approval on July 14, 2023, and which was granted final approval on October 25, 2023, we recorded an accrued liability of $55.1 million. Of this amount, $3.6 million of expense was recorded in the nine months ended September 30, 2023, $8.1 million of expense was recorded in 2022 and $43.4 million of expense was recorded in 2021. Expense amounts are included in other (expense) income, net on the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2023, the accrued liability decreased to $51.0 million as a result of a $4.1 million scheduled payment. The actions described herein will not be dismissed until the deadline to appeal the final approval order expires on November 27, 2023, assuming no appeal is taken, or after any appeals have been finally resolved. Due to the inherent uncertainties associated with the resolution of these matters, the ultimate resolution of and any additional potential exposure related to these matters are uncertain at this time.

On September 1, 2017, a putative representative action was filed on behalf of the DST 401(k) Profit Sharing Plan (the “Plan”) in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane, Cunniff & Goldfarb Inc., et al. (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”), alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”). The DST Defendants answered the operative complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against DST. On March 8, 2021, the Court denied without prejudice the plaintiffs’ (the “Ferguson Plaintiffs”) then-pending motions for leave to file a third amended complaint and for class certification, ordering that the parties address the effect, if any, on the Ferguson Plaintiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit in Cooper v. Ruane, Cunniff & Goldfarb Inc. The Ferguson Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification, which motions were fully briefed on May 10, 2021. On August 17, 2021, the Court certified a mandatory, non-opt-out class under Federal Rule of Civil Procedure 23(b)(1) that includes all plan participants from March 14, 2010 through July 31, 2016 other than 28 plan fiduciaries. Arbitration Claimants, and the Canfield Plaintiffs and Mendon Plaintiffs, each as defined below, filed petitions under Federal Rule of Civil Procedure 23(f) with the Second Circuit on August 30, 2021 and August 31, 2021, respectively, seeking interlocutory review of the Ferguson class certification order, which the Ferguson Plaintiffs and the DST

Defendants opposed. The Second Circuit denied the Rule 23(f) petitions on May 24, 2022 and May 25, 2022, respectively. On February 4, 2022, the Ferguson Plaintiffs filed a third amended complaint, which included the class allegations. On March 7, 2022, the DST Defendants and Ruane each filed answers to the Ferguson Plaintiffs’ third amended complaint and reasserted their respective cross-claims. On August 23, 2021, the DST Defendants moved for a temporary restraining order and preliminary injunction against other proceedings, including the below-described arbitrations, which arise out of or relate to the allegations in Ferguson. Following briefing, on November 18, 2021, the Court granted the DST Defendants’ motion and entered a preliminary injunction enjoining the Ferguson class members, including Arbitration Claimants, from instituting new actions or litigating in arbitration or other proceedings against the DST Defendants matters arising out of or relating to the facts or transactions alleged in the operative Ferguson complaint. On November 18, 2021, the Court also ordered the DST Defendants and Arbitration Claimants to submit briefing regarding how the arbitration awards that had been entered against the DST Defendants should be handled in light of the Court’s class certification order and preliminary injunction.

On December 15, 2021, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s preliminary injunction. On December 23, 2021 and January 26, 2022, the DST Defendants, Arbitration Claimants, and the Ferguson Plaintiffs submitted briefs concerning the treatment of the arbitration awards that had been entered against the DST Defendants. On December 31, 2021, Arbitration Claimants sought an immediate stay of the preliminary injunction pending their appeal to the Second Circuit. On January 3, 2022, the Court denied Arbitration Claimants’ motion for an immediate stay and ordered the DST Defendants to show cause as to why the Court should not issue a stay of the preliminary injunction pending appeal. On February 3, 2022, the Court denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. The Court also held that it would determine the status of the arbitration awards already entered against DST at final judgment in the Ferguson action, either after trial or after settlement. On February 4, 2022, Arbitration Claimants filed a motion in the Second Circuit to stay the preliminary injunction pending their appeal of the Court’s preliminary injunction. On June 7, 2022, the Second Circuit denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. On February 8, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s February 3, 2022 order. The February 8, 2022 appeal was consolidated with the December 15, 2021 appeal of the preliminary injunction. On May 17, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed their opening brief in the consolidated appeals. The DST Defendants filed their answering brief on September 15, 2022, and the reply was filed on October 20, 2022. On April 20, 2023, the Second Circuit heard oral argument on the appeals. On July 18, 2023, the DST Defendants submitted an unopposed motion to stay these appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve a settlement that was proposed to that court on July 14, 2023, as discussed below, and which, now that is has been approved, resolves these appeals. On July 19, 2023, the Second Circuit granted the motion.

On July 10, 2020, the Ferguson Plaintiffs and the DST Defendants had reached an agreement in principle to settle the class claims for $27 million, subject to the occurrence of certain conditions, including: Court certification of a “non‑opt-out” class in the case that includes as class members all participants of the Plan, Court approval of the settlement in accordance with applicable law and the satisfactory resolution of claims made by certain other litigants. On September 18, 2020, the parties disclosed to the Court that the Ferguson Plaintiffs and Ruane also had reached a settlement in principle, subject to Court approval. The Ferguson Plaintiffs and the DST Defendants entered into a settlement agreement dated January 8, 2021 memorializing the terms of their proposed settlement, which was filed by the Ferguson Plaintiffs with the Court on the same date. On January 12, 2021, the Ferguson Plaintiffs moved for preliminary approval of the settlement with the DST Defendants, as well as preliminary approval of a separate settlement reached between the Ferguson Plaintiffs and Ruane. Arbitration Claimants and the U.S. Department of Labor (“DOL”) objected to various aspects of those settlements in filings dated January 15, 2021, January 27, 2021, and February 5, 2021. On August 17, 2021, the Court denied the Ferguson Plaintiffs’ motion for preliminary approval of the settlement on the terms proposed.

On November 10, 2022, the Ferguson parties filed a notice of settlement and joint motion to stay the proceedings. The notice informed the Court that the parties had reached a settlement in principle. On November 18, 2022, the Court stayed the Ferguson action, which stay was extended pending the Court’s consideration of the preliminary and final approval motions, as explained further below.

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

On July 14, 2023, the Ferguson Plaintiffs filed an unopposed motion for preliminary approval of the settlement, together with a settlement agreement and exhibits. The settlement agreement was signed by the Ferguson Plaintiffs, DST, Ruane, and Ruane’s former Chairman and Chief Executive Officer Robert D. Goldfarb (“Goldfarb”), and, as to certain provisions, the Secretary of the DOL, counsel for the Arbitration Claimants, and counsel for the Canfield Plaintiffs and the Mendon Plaintiffs (described below). Pursuant to the proposed settlement, DST, Ruane, and Goldfarb will pay a total of $124,625,000; and all pending matters related to the Plan will be dismissed with prejudice and claims relating in any way thereto will be released. On August 3, 2023, the Court preliminarily approved the settlement. On October 3, 2023, the Ferguson Plaintiffs filed an unopposed motion for final approval of the settlement. On October 23, 2023, the Court held a fairness hearing, and on October 25, 2023, the Court granted final approval and entered a Final Approval Order, Judgment, and Permanent Injunction, and directed that the case be closed. DST will pay approximately $55.1 million to fund its share of the global settlement, and all pending related claims will be discharged. DST expects to make the majority of its portion of the settlement payment, at the earliest, during the fourth quarter of 2023, subject to no appeals of the final approval order being filed by November 27, 2023, at which point all pending DST ERISA matters described herein would be dismissed with prejudice, and subject to all other conditions set forth in the settlement agreement being satisfied.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs (the “Canfield Plaintiffs”). On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs (the “Mendon Plaintiffs”). These complaints named as defendants SS&C, the DST Defendants, and Ruane. The underlying claim in each complaint was the same as in the above-described Ferguson matter, with the exception that these actions purported to be brought as individual actions and not putative class actions. On July 10, 2020, the Court granted the DST Defendants’ motion to disqualify plaintiffs’ counsel in the Canfield and Mendon actions. On March 17, 2021, the Court denied the DST Defendants’ motion to disqualify counsel from the arbitrations described below. On April 12, 2021, the Canfield Plaintiffs and Mendon Plaintiffs filed notices of voluntary dismissal dismissing their claims against Ruane with prejudice, which were entered by the Court on April 13, 2021. On April 22, 2021, the DST Defendants filed motions to dismiss the Canfield and Mendon actions. Those motions were fully briefed on May 28, 2021. On November 19, 2021, the Court dismissed the Canfield and Mendon actions. On December 17, 2021, the Canfield Plaintiffs and Mendon Plaintiffs appealed to the Second Circuit the Court’s November 19, 2021 orders dismissing their respective actions. On May 17, 2022, the Canfield Plaintiffs and Mendon Plaintiffs filed their opening briefs in those appeals. The DST Defendants filed their answering briefs on September 15, 2022. The Canfield Plaintiffs and Mendon Plaintiffs filed their reply briefs on October 20, 2022. On April 20, 2023, the Second Circuit heard oral argument on the appeals. On July 18, 2023, the DST Defendants submitted an unopposed motion to stay these appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed above, and which, now that is has been approved, resolves these appeals. On July 19, 2023, the Second Circuit granted the motion.

On October 8, 2019, a substantially similar action to the above-described Ferguson, Canfield, Mendon and below-described arbitration matters captioned Scalia v. Ruane, Cunniff & Goldfarb Inc. was filed by the DOL in the United States District Court for the Southern District of New York naming as defendants DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors and certain of DST’s former officers and directors, and alleging that the DST Defendants breached fiduciary duties in violation of ERISA in connection with the Plan. The complaint also named as defendants Ruane and Goldfarb. In the complaint, the DOL sought disgorgement, damages and any other appropriate injunctive or equitable relief. The DST Defendants moved to dismiss the complaint on December 4, 2020 on the ground that the DOL’s complaint was time-barred. Other defendants also filed motions to dismiss on the same and other grounds. Briefing on the motions to dismiss was completed on February 5, 2021. On March 28, 2022, the court denied defendants’ motions to dismiss, and Martin J. Walsh was substituted for Eugene Scalia as the plaintiff. On April 11, 2022, the DST Defendants answered the DOL’s complaint. On May 5, 2023, the Court stayed the action, then captioned Julie A. Su v. Ruane, Cunniff & Goldfarb Inc., et al., which stay was extended pending the Court’s consideration of the preliminary and final approval motions discussed above.

On June 30, 2023, the parties to the DOL action informed the Court that they had reached an agreement in principle to resolve the Su action, together with each of the related proceedings, including the above-described Ferguson matter, and that the parties were working to agree on a complete written stipulation and supporting exhibits. The parties stated that the settlement would include a proposed schedule for preliminary approval, notice and a fairness hearing. On July 5, 2023, the Court stayed all deadlines pending its consideration of the anticipated preliminary approval motion in Ferguson. On July 14, 2023, the parties filed a Joint Stipulation of Settlement and Release of Claims, together with a settlement agreement and exhibits, as discussed further above. On October 25, 2023, in connection with the final approval of the parties’ settlement, the Court directed that the case be closed.

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

Between August 20, 2021 and November 17, 2021, counsel for Arbitration Claimants filed 177 motions to confirm certain of the arbitration awards. DST filed responses to those motions. Between October 4 and December 22, 2021, the Western District of Missouri issued orders confirming those 177 arbitration awards and entering judgments against DST. DST appealed those judgments to the United States Court of Appeals for the Eighth Circuit. On November 20, 2021, DST requested that the Eighth Circuit stay the pending appeals in light of the preliminary injunction entered in Ferguson. On December 3, 2021, the Eighth Circuit ordered the parties to brief DST’s stay request, and on January 3, 2022, the Eighth Circuit declined to stay the briefing schedule on the pending appeals and consolidated those appeals. DST filed its opening brief in the Eighth Circuit on March 24, 2022. Arbitration Claimants filed their opposition brief on April 26, 2022, and DST filed its reply brief on May 18, 2022. The Eighth Circuit heard oral argument on June 14, 2022. On November 28, 2022, the Eighth Circuit vacated the judgments confirming the 177 arbitration awards and remanded those actions to the Western District of Missouri to determine whether the district court had subject-matter jurisdiction and whether the district court should transfer the cases to the Southern District of New York. On December 14, 2022, the parties submitted simultaneous briefing to the Western District of Missouri regarding transfer. On March 31, 2023, the Western District of Missouri issued an order finding that it had subject-matter jurisdiction over 55 of the 177 confirmation actions, and confirmed the 55 arbitration awards in those actions and entered judgments against DST. The court dismissed the other 122 on the ground that it lacked subject-matter jurisdiction. The court further denied DST’s motion to transfer any of the 177 confirmation actions to the Southern District of New York. On April 28, 2023, DST appealed these judgments to the Eighth Circuit. On July 17, 2023, DST submitted an unopposed motion to stay these appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed above, and which, now that it has been approved, resolves these appeals. On July 18, 2023, the Eighth Circuit granted the motion.

On April 10, 2023, Arbitration Claimants filed in the Western District of Missouri an emergency motion seeking a Temporary Restraining Order and Preliminary Injunction prohibiting DST from settling or attempting to settle through any class or representative action the 55 individual arbitration awards the court had confirmed in its March 31, 2023 order, or any part thereof, unless such settlement was entered into individually and voluntarily by these 55 individuals. On April 10, 2023, the Western District of Missouri entered a preliminary injunction against DST in a text-only docket entry, which stated that “[i]n each of the 55 cases in which this Court has subject matter jurisdiction and entered an order on March 31, 2023 confirming an arbitration award, the Court hereby enjoins DST or anyone on behalf of DST from entering into or effectuating an agreement that settles, disposes of, interferes with, invalidates, satisfies, sets aside, alters, or otherwise compromises each such judgment, without the express written consent of each Confirmation Plaintiff in whose favor judgment was entered by this Court.” On April 12, 2023, DST appealed the preliminary injunction to the Eighth Circuit. On April 27, 2023, DST filed a motion in the Western District of Missouri seeking a stay of its preliminary injunction pending appeal. On May 5, 2023, the Western District of Missouri denied DST’s motion to stay the injunction. On July 17, 2023, DST submitted to the Eighth Circuit an unopposed motion to stay the appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed above, and which, now that it has been approved, resolves these appeals. On July 18, 2023, the Eighth Circuit granted the motion.

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

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan as plaintiffs filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserts claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments and claims for actual and constructive fraudulent conveyances. On May 24, 2021, Defendant Goldfarb filed an answer to the complaint. On December 17, 2021, the remaining defendants filed a motion to dismiss the DST plaintiffs’ complaint. On July 27, 2022, the Court denied without prejudice the pending motion to dismiss, and ordered the parties to submit by October 3, 2022 a joint status report with a new briefing schedule on the motion. On October 3, 2022, the parties filed a joint status report with a new briefing schedule on the motion, which the Court approved on October 4, 2022. On January 31, 2023, the Court stayed the proceedings, which stay was subsequently extended. On July 5, 2023, the Court stayed all deadlines pending its consideration of the anticipated preliminary approval motion in Ferguson. As described above, on July 14, 2023, the Ferguson Plaintiffs filed an unopposed motion for preliminary approval of a proposed settlement with the Ferguson Court, together with a proposed settlement that, now that it has been approved, resolves this action and all of the actions described above.

Note 15—Subsequent Events

Acquisition

On October 1, 2023, we acquired the managed funds administration business from Iress Limited, OneVue Fund Services Pty Ltd. (“OneVue”), for approximately $32.5 million in cash. OneVue provides software and services for trading and market data, financial advice, investment management, mortgages, superannuation, life and pensions and data intelligence.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Software-enabled services	82.2%	79.5%	81.7%	81.3%
License, maintenance and related	17.8%	20.5%	18.3%	18.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2023	2022		2023	2022
Software-enabled services	$1,122.1	$1,049.8	6.9%	$3,342.8	$3,205.7	4.3%
License, maintenance and related	243.8	271.2	(10.1)%	748.4	739.0	1.3%
Total revenues	$1,365.9	$1,321.0	3.4%	$4,091.2	$3,944.7	3.7%

Three Months Ended September 30, 2023 and 2022. Our revenues increased $44.9 million, or 3.4%, primarily due to an increase of $29.4 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, virtual data room services, Global Investor and Distribution Solutions and Blue Prism businesses. Our revenues also increased due the favorable impact from foreign currency translation of $13.0 million and our 2022 acquisitions, which contributed $2.5 million in revenues. Software-enabled services revenues increased $72.3 million, or 6.9%, primarily due to an increase in organic revenues of $58.8 million and the favorable impact from foreign currency translation of $11.1 million, as well as acquisitions, which added $2.4 million in revenues. License, maintenance and related revenues decreased $27.4 million, or 10.1%, primarily due to a decrease in organic revenues of $29.4 million. Those decreases were partially offset by the favorable impact from foreign currency translation of $1.9 million and acquisitions, which added $0.1 million in revenues.

Nine Months Ended September 30, 2023 and 2022. Our revenues increased $146.5 million, or 3.7%, primarily due to an increase in organic revenues of $84.9 million driven by strength in the SS&C GlobeOp fund administration, virtual data room services, Global Investor and Distribution Solutions and Blue Prism businesses and revenues associated with our 2022 acquisitions, which contributed $71.7 million. Those increases were partially offset by the unfavorable impact from foreign currency translation of $10.1 million. Software-enabled services revenues increased $137.1 million, or 4.3%, primarily due to an increase in organic revenues of $123.0 million, and acquisitions, which added $20.4 million in revenues, partially offset by the unfavorable impact from foreign currency translation of $6.3 million. License, maintenance and related revenues increased $9.4 million, or 1.3%, primarily due to acquisitions, which added $51.3 million in revenues, partially offset by a decrease in organic revenues of $38.1 million and the unfavorable impact from foreign currency translation of $3.8 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of software-enabled services	55.1%	57.7%	56.2%	56.5%
Cost of license, maintenance and related	38.4%	33.7%	37.6%	35.9%
Total cost of revenues	52.1%	52.8%	52.8%	52.6%
Gross margin percentage	47.9%	47.2%	47.2%	47.4%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2023	2022		2023	2022
Cost of software-enabled services	$617.8	$605.8	2.0%	$1,877.4	$1,811.6	3.6%
Cost of license, maintenance and related	93.7	91.4	2.5%	281.3	265.2	6.1%
Total cost of revenues	$711.5	$697.2	2.1%	$2,158.7	$2,076.8	3.9%

Three Months Ended September 30, 2023 and 2022. Our total cost of revenues increased by $14.3 million, or 2.1%, due to the unfavorable impact from foreign currency translation, which increased costs by $6.8 million, and a $6.3 million increase in organic costs and acquisitions, which added $1.2 million in costs. Organic cost increases are primarily due to shifting resources to support organic growth. Cost of software-enabled services revenues increased $12.0 million, or 2.0%, primarily due to an increase of $5.6 million in organic costs, the unfavorable impact from foreign currency translation of $5.4 million and acquisitions, which added $1.0 million in costs. Cost of license, maintenance and related revenues increased $2.3 million, or 2.5%, primarily due to unfavorable impact from foreign currency translation of $1.4 million, a $0.7 million increase in organic costs and acquisitions, which added $0.2 million in costs.

Nine Months Ended September 30, 2023 and 2022. Our total cost of revenues increased $81.9 million, or 3.9%, primarily due to an increase of $64.2 million in organic costs and acquisitions, which added $28.0 million in costs. These increases were partially offset by the favorable impact from foreign currency translation, which decreased costs by $10.3 million. Organic cost increases are primarily due to personnel costs, including the impact of wage inflation and costs to support organic growth. Cost of software-enabled services revenues increased $65.8 million, or 3.6%, primarily due to an increase of $65.4 million in organic costs and acquisitions, which added $10.5 million in costs. These increases were partially offset by the favorable impact from foreign currency translation which decreased costs by $10.1 million. Cost of license, maintenance and related revenues increased $16.1 million, or 6.1%, primarily due to acquisitions, which added $17.5 million in costs, partially offset by a decrease in organic costs of $1.2 million and the favorable impact from foreign currency translation of $0.2 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling and marketing	9.9%	9.2%	10.1%	9.4%
Research and development	8.6%	8.1%	8.7%	8.4%
General and administrative	7.0%	6.9%	7.1%	8.2%
Total operating expenses	25.5%	24.2%	25.9%	26.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2023	2022		2023	2022
Selling and marketing	$134.7	$120.9	11.4%	$411.6	$371.1	10.9%
Research and development	117.7	107.6	9.4%	355.5	331.8	7.1%
General and administrative	95.6	91.1	4.9%	290.7	323.4	(10.1)%
Total operating expenses	$348.0	$319.6	8.9%	$1,057.8	$1,026.3	3.1%

Three Months Ended September 30, 2023 and 2022. Operating expenses increased $28.4 million, or 8.9%, due to an increase of $24.0 million in organic operating expenses, the unfavorable impact from foreign currency translation of $3.6 million and acquisitions, which added $0.8 million in expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to shifting resources to support organic growth and a non-recurring stock-based compensation expense reversal true-up recorded in the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022. Operating expenses increased $31.5 million, or 3.1%, primarily due to our acquisitions, which added expenses of $42.1 million. This increase was partially offset by the favorable impact from foreign currency translation of $8.1 million and a decrease of $2.5 million in organic expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily decreased due to shifting resources to support organic growth and a non-recurring stock-based compensation expense reversal true-up recorded in the nine months ended September 30, 2022.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022 for Interest, Taxes and Other

Interest expense, net. We had net interest expense of $120.6 million and $350.5 million for the three and nine months ended September 30, 2023, respectively, compared to $86.0 million and $203.0 million for the three and nine months ended September 30, 2022, respectively. The increase in interest expense, net for 2023 as compared to 2022, is due to a higher average interest rate on debt. We had an average interest rate of 6.87% and 6.56% for the three and nine months ended September 30, 2023, respectively, compared to 4.55% and 4.21% for the three and nine months ended September 30, 2022, respectively.

Other (expense) income, net. We had other (expense) income, net of $(5.0) million and $15.3 million for the three and nine months ended September 30, 2023, respectively, compared to other (expense) income, net of $1.1 million and $(28.3) million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, other (expense) income, net included investment losses due to mark-to-market adjustments of $2.7 million and $0.9 million, respectively, and foreign currency translation losses of $2.5 million and $3.7 million, respectively, as well as dividend income of $2.3 million and $14.6 million, respectively. During the nine months ended September 30, 2023, other income also included income of $13.4 million from the settlement of a dispute related to pre-acquisition matters. For the three and nine months ended September 30, 2022, other (expense) income, net consisted primarily of foreign currency translation losses of $0.1 million and $22.0 million, respectively, and investment losses due to mark-to-market adjustments of $2.5 million and $14.7 million, respectively, partially offset by dividend income of $1.2 million and $10.3 million.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $27.5 million and $42.6 million for the three and nine months ended September 30, 2023, respectively, compared to $(5.1) million and $(2.7) million in the three and nine months ended September 30, 2022, respectively. The increase in equity in earnings of unconsolidated affiliates, net in 2023 is primarily related to a $26.4 million and $38.8 million mark-to-market adjustment for the three and nine months ended September 30, 2023, respectively, to increase the carrying value of one of our investments.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$51.2	$53.4	$167.3	$162.1
Effective tax rate	24.6%	25.0%	28.8%	26.9%

Our effective tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended September 30, 2023 compared to the respective prior year period was primarily due to an increased recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. The change in the effective tax rate for the nine months ended September 30, 2023 compared to the respective prior year period was primarily due to an increase in uncertain tax positions, partially offset by an increased recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2023 to be 23.5% in the United Kingdom and approximately 33.0% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

On August 16, 2022, the Inflation Reduction Act was signed into law, which includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. The provisions were effective January 1, 2023 and were immaterial to our financial results, financial position and cash flows. The 1% excise tax on share repurchases is included as a cost to acquire treasury stock.

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

We paid quarterly cash dividends of $0.20 per share of common stock in each of March and June 2023 and $0.24 per share of common stock in September 2023 totaling $160.9 million. We paid quarterly cash dividends of $0.20 per share of common stock in each of March, June and September 2022 totaling $153.4 million in the aggregate.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $787.5 million of client funds obligations at September 30, 2023.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Nine Months Ended September 30,
Net cash, cash equivalents and restricted cash provided by (used in):	2023	2022	Change From Prior Year
Operating activities	$826.7	$764.6	$62.1
Investing activities	(167.1)	(1,707.8)	1,540.7
Financing activities	(812.6)	(751.7)	(60.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(32.9)	28.7
Net decrease in cash, cash equivalents and restricted cash	$(157.2)	$(1,727.8)	$1,570.6

Net cash provided by operating activities was $826.7 million for the nine months ended September 30, 2023. Cash provided by operating activities primarily resulted from net income of $413.7 million adjusted for non-cash items of $537.0 million, partially offset by changes in our working capital accounts totaling $124.0 million. The changes in our working capital accounts were driven by decreases in accrued expenses and an increase in accounts receivable, partially offset by a decrease in prepaid expenses and an increase in deferred revenue. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses in the first quarter of 2023.

Investing activities used net cash of $167.1 million for the nine months ended September 30, 2023, primarily related to $140.9 million in capitalized software development costs and $40.7 million in capital expenditures, partially offset by proceeds from the sales and maturities of investments of $7.7 million and the collection of other non-current receivables of $7.5 million.

Financing activities used net cash of $812.6 million for the nine months ended September 30, 2023, primarily representing $341.0 million of purchases of common stock for treasury, $224.5 million of net debt repayments, a net decrease in client fund obligations of $163.7 million and $160.9 million in quarterly dividends paid. These expenditures were partially offset by proceeds of $79.2 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2023, we held approximately $213.1 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made. At September 30, 2023, we held approximately $107.0 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at September 30, 2023	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-3	$1,000.0	April 16, 2025	0.25%
Term Loan B-4	944.3	April 16, 2025	0.25%
Term Loan B-5	1,590.9	April 16, 2025	0.25%
Term Loan B-6	516.5	March 22, 2029	0.25%
Term Loan B-7	778.5	March 22, 2029	0.25%
Revolving Credit Facility	75.0	December 28, 2027	None
Senior Notes	2,000.0	September 30, 2027	None

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

The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $523.7 million was available as of September 30, 2023. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $1.3 million was utilized as of September 30, 2023.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of September 30, 2023, we were in compliance with all financial and non-financial covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(in millions)	2023	2022	2023	2022	2023
Net income	$156.6	$159.8	$413.7	$441.4	$621.3
Interest expense, net	120.6	86.0	350.5	203.0	455.3
Provision for income taxes	51.2	53.4	167.3	162.1	232.3
Depreciation and amortization	168.5	164.6	500.4	494.2	677.8
EBITDA	496.9	463.8	1,431.9	1,300.7	1,986.7
Stock-based compensation	42.1	7.4	117.5	93.3	149.1
Acquired EBITDA and cost savings (1)	—	—	—	(1.2)	—
Loss on extinguishment of debt	0.5	1.0	1.1	4.1	2.6
Equity in earnings of unconsolidated affiliates, net	(27.5)	5.1	(42.6)	2.7	(71.1)
Purchase accounting adjustments (2)	2.4	2.3	6.7	7.2	8.9
ASC 606 adoption impact	(0.8)	(0.5)	(2.3)	(1.3)	(2.9)
Foreign currency translation losses (gains)	2.5	0.1	3.7	22.0	(7.1)
Investment losses (gains)	0.5	1.3	(13.7)	4.3	(56.8)
Facilities and workforce restructuring	13.8	13.9	42.5	25.6	49.3
Acquisition related (3)	3.9	8.2	(1.3)	29.7	10.5
Other (4)	0.5	(0.5)	3.8	(0.1)	(2.9)
Consolidated EBITDA	$534.8	$502.1	$1,547.3	$1,487.0	$2,066.3
Consolidated EBITDA attributable to noncontrolling interest (5)	(0.9)	(0.4)	(2.1)	(0.7)	(2.5)
Consolidated EBITDA attributable to SS&C common stockholders	$533.9	$501.7	$1,545.2	$1,486.3	$2,063.8

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of September 30, 2023 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.21x

_____________________________________________________

(1)
Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $106.1 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the nine months ended September 30, 2023, we had average daily cash balances of approximately $1,780.6 million maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.6 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At September 30, 2023, we had total variable interest rate debt of approximately $4,905.1 million. As of September 30, 2023, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $49.1 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of September 30, 2023 was approximately $49.0 million. The impact of a 10% change in fair value of these investments would have been approximately $3.6 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2023, approximately 31% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other (expense) income, net. These amounts were not material for the nine months ended September 30, 2023. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the third quarter of 2023 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
July 1, 2023 – July 31, 2023	—	$—	—	$1,000.0
August 1, 2023 – August 31, 2023	1.5	$56.65	1.5	$914.2
September 1, 2023 – September 30, 2023	0.2	$54.49	0.2	$902.2
Total	1.7		1.7

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program.

(3) Share repurchases were made pursuant to our Common Stock Repurchase Program, most recently authorized by our Board of Directors in July 2023. The program allows for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Offer Letter dated July 1, 2023, between Brian N. Schell and SS&C Technologies Holdings, Inc.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Brian N. Schell
Brian N. Schell Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date: November 1, 2023