Form 10-K
period 2023-12-31
SS&C Technologies Holdings Inc
filed 2024-02-28
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was $13,071,277,590 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 247,121,406 shares of the registrant’s common stock outstanding as of February 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2023

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance, underlying assumptions, and other statements that are other than statements of historical facts. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Such statements reflect management’s best judgment based on factors currently known but that are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the state of the economy and the financial services industry and other industries in which our clients operate, our ability to realize anticipated benefits from our acquisitions, the effect of customer consolidation on demand for our products and services, the increased focus of our business on the hedge fund industry, the variability of revenue as a result of activity in the securities markets, our ability to retain and attract clients, fluctuations in customer demand for our products and services, the intensity of competition with respect to our products and services, our exposure to litigation and other claims, terrorist activities and other catastrophic events, disruptions, attacks or failures affecting our software-enabled services, risks associated with our foreign operations, privacy concerns relating to the collection and storage of personal information, evolving regulations and increased scrutiny from regulators, our ability to protect intellectual property assets and litigation regarding intellectual property rights, delays in product development, investment decisions concerning cash balances, tax risks, risks associated with our joint ventures, changes in accounting standards, risks related to our substantial indebtedness, and the market price of our stock prevailing from time to time. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date on which they are made and, except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT GENESIS, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ALGO, ALGO ONE, ALGORITHMICS, ALTSERVE, ADVENT REVENUE CENTER, ADVISORWARE, ALL-STAR FUNDS, ALPS, AXYS, BENEFIX, BLACK DIAMOND, BLUE PRISM, CARESTEPP, DBC, DST, ECLIPSE, EZE, EZE CASTLE, EZE ECLIPSE, FAN, FAN MAIL, FIXLINK, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX, GOREC, GORISK, INTRALINKS, KNOW YOUR RISK, LIBERTY ALL-STAR FUNDS, MARGINMAN, MARK-TO-FUTURE, MAXIMIS, MINERALWARE, MOXY, MYPLANNETWORK, PACER, PAGES, PORTIA, PORTPRO, REALTICK, RECON, RICC, ROLLOVER CENTRAL, RISKWATCH, ROM, ROM ARCHITECT, SKYLINE, SS&C, SS&C BLUE PRISM, SS&C SINGULARITY, SS&C SMARTSOURCE, SS&C TAX BRIGHTLINE, SS&C TAX OPTIMIZER, SYNCOVA, SYLVAN, TA2000, TAMALE, TAMALE RMS, TIER1CRM, TIER1 SECURITY ENGINE, TRAC, TRADETHRU, TRADEWARE, VISION, WALLETSHARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks other than those referred to in this annual report.

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

Founded in 1986 and headquartered in Windsor, Connecticut, the Company is home to more than 26,000 employees and has 114 offices in 90 cities globally. With more than 20,000 clients spanning the health and financial services industries, our customers’ needs and requirements are always at the forefront of our strategy. We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand cloud solutions that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to deliver comprehensive fund administration services to alternative and traditional asset managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide clients with targeted, blended solutions based on a combination of software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

We also serve the healthcare industry through our SS&C Health services and technology-enabled business. The core purpose of our health business is to enable our clients to provide better healthcare to their members. With a demonstrated commitment to invest and innovate, our solutions include pharmacy and medical claims processing, clinical programs, population health analytics, digital workers and member engagement, all delivered in a cloud-enabled, cost-efficient service model at scale. SS&C Health targets health plans and pharmacy benefit managers, specifically, those catering to government-funded member segments and those seeking a flexible and scalable alternative to larger integrated vendors. As a comprehensive health partner, our range of solutions spans across health plan operations. These options encompass core claims processing, operational software and high value applications for risk adjustment and quality management. These solutions enable us to effectively meet the needs of a wide-ranging population of payer clients across all market segments.

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

We generated revenues of $5,502.8 million for the year ended December 31, 2023 as compared to revenues of $5,283.0 million for the year ended December 31, 2022. In 2023, we generated 73% of our revenues from clients in North America and 27% from clients outside North America. Our revenues are highly diversified, with our largest client in 2023 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

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
●
Increased demands for transparency, efficiency and risk management in financial services. Firms continue to focus on operational risk, resulting from concerns regarding transparency and counterparty exposure. This continued focus has led investment management firms to strive to provide investment data accurately, institutionalize investment operations and automate their investment process. On the wealth management and advisory sides of our business, we have further evolved the relationship between the end client and a firm, with investors demanding transparency and a customized client experience. In addition, we expect wealth managers to become familiar with their clients’ preferences for account access and communication and cater to them. Finally, institutional and individual investors, faced with increasingly competitive low-fee and automated options, push investment managers for greater efficiencies and lower fees.
●
Accelerated adoption of outsourcing and cloud-based solutions. The financial services industry continues to seek more efficient and lower cost operating models in order to achieve their cost savings and margin goals. SS&C sees increased interest in third-party outsourcing and cloud-based solutions as a way for financial services companies to control costs, gain efficiency and decrease operational risk.
●
Transformation of healthcare industry’s business model. The National Committee for Quality Assurance, Centers for Medicare & Medicaid Services and state regulations around health equity resulted in a need for in-depth, whole-person population segmentation with the ability to include social determinants of health characteristics. New and more stringent guidelines are still evolving to satisfy quality ratings and protect revenue. Further changes to the healthcare industry come with the No Surprises

Act, requiring cost sharing of unplanned out-of-network services, the Interoperability and Prior Authorization regulation, a CMS (“Centers for Medicare & Medicaid Services”) requirement for digital data availability, and the Inflation Reduction Act, which gives the federal government control of drug pricing for (among others) high-spending brands. These changes enforce the need for streamlined technology that is flexible and scalable, accurate and reliable analytics, cybersecurity and consumer-directed access to electronic health information. Rapid transformation and market expectations have created an ongoing demand for industry expertise and outsourcing, presenting opportunities in the healthcare space.

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

We are a global business providing a broad portfolio of software products and software-enabled services and have 114 offices worldwide. As of December 31, 2023, we had more than 22,000 development, service and support professionals with significant expertise across the industries we serve and deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions that enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing that increases productivity and reduces costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

Trusted provider to our highly diversified and growing client base.

By providing mission-critical, reliable software products and services for more than 35 years, we have developed a large and growing installed base within the financial services industry. Our clients include some of the largest and most well-recognized financial services firms. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at a lower cost.

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

Our senior management team has a track record of operational excellence, an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 66 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. In addition, all of our senior executives are compensated based on our financial success.

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

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world. Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally. We believe we can grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of mission-critical outsourcing operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. We also believe we have an opportunity to expand our footprint within existing clients. We will continue to focus on cross-selling our products and bundling solutions. Our software-enabled services revenues increased from $4,256.1 million for the year ended December 31, 2021 to $4,488.3 million for the year ended December 31, 2023.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have proven our ability to integrate complementary businesses as demonstrated by the 66 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have improved the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2023, we generated 27% of our revenues from clients outside North America. We are building our international operations to increase our sales outside North America. We plan to continue to expand our global market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in the Asia Pacific region due to recent acquisitions and large client wins. Over the last three years, revenue from the Asia Pacific region has increased 22.7% to $279.8 million. We believe this region presents a compelling growth opportunity.

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

Since 1995, we have acquired 66 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We have generally been able to improve our acquired businesses’ operating performance and profitability. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and eliminating redundant administrative tasks and research and development expenses. In many cases, we have also increased revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 8 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 2010 (in millions):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
May 2012	Thomson Reuters’ PORTIA Business	$170.0	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834.4	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95.0	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600.0	Expanded global investment management software and services
November 2015	Primatics Financial	$116.0	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup's Alternative Investor Service	$425.0	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo's Global Funds Service	$75.1	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88.5	Expanded fund administration services in hedge fund and other asset management sectors
April 2018	DST Systems, Inc.	$5,400.0	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
October 2018	Eze Software Group, LLC	$1,450.0	Strengthened SS&C’s front to back-office technology
November 2018	Intralinks Holdings, Inc.	$1,500.0	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
November 2019	Algorithmics	$88.8	Added cloud-based risk analytics and additional regulatory solutions
May 2020	Innovest	$120.0	Added web-based trust accounting and unique asset servicing solutions
March 2022	Blue Prism Group Plc	$1,645.0	Added deep expertise in intelligent automation and robotic process automation
March 2022	Hubwise Holdings Limited	$75.0	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies

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

Software-enabled Services

•
SS&C GlobeOp –Named “Best Middle Office Services” by Hedgeweek and Private Equity Wire U.S. Credit Awards 2023 and “Best Administrator – Technology” by Hedgeweek European Awards 2023, SS&C GlobeOp serves a worldwide clientele of hedge funds, private equity funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $2.2 trillion in assets under administration. SS&C provides a full suite of comprehensive capabilities, including but not limited to: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services and automated support of post-trade activities. In addition, under SS&C GlobeOp, SS&C provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts.

•
Global Investor and Distribution Solutions (“GIDS”)– Utilizing proprietary software applications, GIDS delivers global transfer agency and investor servicing powered by a single global servicing platform. The platform provides investors, advisers, and asset managers’ unique data-driven operational insights, real-time transparent oversight, intelligent automation and state-of-the-art digital tools. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. In addition, GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, enabling providers to lower risk and improve client service. Services include anti-money laundering and fraud detection, blue sky administration and reporting, event center services, reconciliation, remittance, registered fund services and trade monitoring/surveillance. Bluedoor, SS&C’s integrated registry system for UK and Australian wealth managers and fund platforms, delivers real-time automation and streamlined processes, enhancing efficiency and reducing costs. Integrated with intelligent business process management and digital applications, it facilitates effective customer engagement and product deployment flexibility.
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
▪
DomaniRx– Domani Rx, LLC, our joint venture with Humana and Elevance Health provides healthcare organizations with end-to-end transparency and data analytics to help them keep up with an ever-changing regulatory environment. This claims adjudication platform leverages SS&C’s technology capabilities and resides on SS&C’s private cloud. The outcome is a unified, cloud-native user experience featuring demonstrated scalability, resilience and best-in-class transactional processing capabilities.

o
Healthcare Administration – Our proprietary software applications deliver medical claim administration services, health plan compliance and revenue integrity services for payers and providers in the domestic healthcare industry. Healthcare administration services are offered via software license, remote or business process outsourcing. Solutions are offered as stand-alone components to complement existing operations/systems, or integrated into a core administration package.

o
Healthcare Optimization – We offer comprehensive care management, population health analytics applications and a customizable member portal to optimize client revenue. Our integrated care management solution comprises a real-time, intuitive, and workflow-driven suite that supports clients in enhancing member outcomes and effectively managing costs. We provide population health analytics via both a proprietary solution for certified HEDIS® measures and exclusive distribution of the Johns Hopkins ACG® System (Adjusted Clinical Groups) to health plans in the United States. Long recognized as a worldwide leader in population health analytics, the ACG System delivers actionable insights to address patient care needs, integrate SDoH (Social Determinants of Health) and measure Health Equity. Our platform-agnostic member portal enables 24/7 access to personalized benefit information.

Software license, maintenance and related

•
Portfolio/Investment Accounting and Analytics Software – We provide comprehensive, integrated software solutions that help our clients streamline operations and accelerate global accounting processes. Our portfolio accounting solutions provide seamless front-to-back-office integration, with the flexibility to meet the unique accounting needs of our customers and virtually unlimited scalability to accommodate growth. Our fund accounting solutions meet the challenges of high-volume, global fund managers with support for complex, multi-asset class and multi-currency strategies. We also have solutions catered to insurance accounting and commercial, consumer and residential loan accounting.

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

o
HiPortfolio – HiPortfolio is an investment accounting and asset servicing solution for third-party administrators, asset managers, and insurance firms in more than 35 countries. With broad instrument coverage and multi-currency capabilities, HiPortfolio allows our clients to manage the full transaction lifecycle, from trade capture, investment accounting and fund administration, through cash management, reconciliation, corporate actions processing, unit pricing and taxation, to performance measurement and attribution.
o
PORTIA – PORTIA is a comprehensive, middle-to-back-office investment operations platform encompassing portfolio accounting, fund accounting, performance measurement and attribution, reconciliation and client reporting for your global assets. Firms of all types worldwide rely on PORTIA to track day-to-day portfolio activity, with visibility across all transactions and positions. Its modular design and open architecture allow for high customization and easy integration with other systems. PORTIA can be installed on-premise, hosted in the cloud or fully outsourced to reduce clients IT footprint and overhead with flexible deployment operations.
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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. In addition, our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry. They include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2023, revenues from professional services represented 2% of total revenues.

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

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis. Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized financial services and healthcare firms. During the year ended December 31, 2023, our top 10 clients represented approximately 14% of total revenues, with no single client accounting for more than 5% of total revenues.

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

Product Development and Engineering

We seek to introduce new products and regularly offer product innovation to maintain our competitive advantage. We use multidisciplinary teams of highly trained personnel to meet these goals and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2023, 2022 and 2021, our research and development expenses were $473.8 million, $447.3 million and $414.9 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions and software development. For the years ended December 31, 2023, 2022 and 2021, we spent $194.9 million, $144.9 million and $85.3 million, respectively, on capitalized software projects.

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

Human Capital

As of December 31, 2023, we had approximately 26,600 full-time employees, including approximately 15,600 in our international operations, consisting of approximately:

●
4,200 employees in research and development;
●
18,700 employees in client support, consulting and services;
●
1,600 employees in sales and marketing; and
●
2,100 employees in finance, administration and information technology.

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
●
if third-party service providers on which we rely, or other third parties with which we do business or which facilitate our business activities, suffer disruptions to their IT systems, our business could be harmed;

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
●
if we are unable to protect our proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties;
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
●
we could become subject to litigation regarding our or a third party’s intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs;

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
●
loans under our Credit Agreement bear interest based on SOFR, and SOFR has a limited history;

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

The global economy has in the past been subject to severe disruptions in the credit markets, increased uncertainty about economic, political, global trade and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business, results of operations and financial condition, and the liquidity and financial condition of our clients. Increases in inflation rates, and increases in interest rates by the U.S. Federal Reserve and central banks around the world, could result in economic volatility or uncertainty, which could adversely affect our business, financial condition, results of operations and cash flows. For example, our interest expense was $476.3 million in 2023 compared to $312.2 million in 2022 and $205.7 million in 2021, primarily due to increases in interest rates.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in October 2023, we consummated our acquisition of the Iress Managed Funds Administration Business. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

If third-party service providers on which we rely, or other third parties with which we do business or which facilitate our business activities, suffer disruptions to their IT systems, our business could be harmed.

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

A war, terrorist attack, pandemic or other catastrophe may adversely affect our business. In addition, the effects of global climate change, resulting in increased likelihood and severity of natural disasters and extreme weather events, could disrupt our operations. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, physical or cybersecurity breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business, results of operation and financial condition.

We have substantial operations and a significant number of employees in India and we are therefore subject to regulatory, economic and political uncertainties in India.

As of December 31, 2023, we had approximately 7,500 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

Our success and ability to compete depends in part upon our ability to protect our proprietary technology and other confidential information. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements, license agreements and technical measures to protect our proprietary technology and other confidential information. We have registered trademarks for some of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, distributors, clients and potential clients. However, these efforts may be insufficient to prevent those parties or others from infringing, misappropriating, violating or asserting rights in our intellectual property, confidential information or other technology and our proprietary technology and confidential information may be subject to embezzlement, theft, or other similar illegal behavior by our employees or third parties. In addition, our employees, distributors, clients and potential clients may breach our confidentiality agreements and we may not have adequate remedies for any such breach. Furthermore, unauthorized third parties may seek to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. If a third party were to gain unauthorized access to or independently develop the confidential or proprietary information we possess, we could suffer a loss of revenues, we could experience an adverse impact on our competitive position, and our relationships with our clients and our reputation could be materially adversely effected. Existing patent and copyright laws afford only limited protection. Third parties may develop substantially equivalent or superseding proprietary technology or may offer equivalent products in competition with our products in a manner that does not infringe, misappropriate or otherwise violate our intellectual property or other proprietary rights, thereby substantially reducing the value of our proprietary rights. A number of third parties hold patents and other intellectual property rights with application in the financial services field. Consequently, we are subject to the risk that such third parties will claim that our products infringe, misappropriate or otherwise violate their intellectual property rights, including their patent rights. Such claims, regardless of merit, could result in expensive and time-consuming litigation, divert the attention of our personnel, and impair our intellectual property rights. Moreover, as a result of such claims, we may be required to redesign our products or services in a manner that is not infringing, misappropriating or otherwise violating such third party’s intellectual property rights, which may not be technically or commercially feasible. We may also be required to obtain a license to such intellectual property rights, which may not be available on commercially reasonable terms or at all. Any of the foregoing could have a material adverse effect on our business, results of operation, and financial condition.

We incorporate open source software into a limited number of our software products. We monitor our use of open source software in an effort to avoid subjecting our products to unfavorable conditions or conditions we do not intend. Some open source licenses require that source code subject to the license be disclosed to third parties, grant such third parties the right to modify and redistribute that source code and a requirement that the source code for any software derived from it be disclosed. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.

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

For the years ended December 31, 2023, 2022 and 2021 international revenues accounted for 31%, 29% and 28%, respectively, of our total revenues. We sell certain of our products primarily outside the U.S. In addition, Brexit and international trade tensions have created political and economic uncertainty and instability in global financial and foreign currency markets. The United Kingdom (“U.K.”) exited the European Union (“E.U.”) on January 31, 2020, and its membership in the E.U. single market ended on December 31, 2020 (“Brexit”). A new bilateral trade and cooperation agreement governing the future relationship between the U.K. and the E.U. was announced on December 24, 2020 and formally approved by the 27 member states of the E.U. on December 29, 2020. In March 2021, the U.K. and E.U. agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues in a memorandum of understanding.

While these events provide some clarity regarding the future relationship between the U.K. and the E.U., there remains uncertainty, which may adversely affect our operations and financial results, as we generated approximately $638.6 million, $573.1 million and $596.0 million in revenues from the U.K. in the years ended December 31, 2023, 2022 and 2021, respectively. Our international business is also subject to a variety of other risks, including:

●
potential changes in a specific country’s or region’s political or economic climate, including the ongoing situation involving Ukraine and Russia, and the Israel-Hamas conflict;
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

We could become subject to litigation regarding our or a third party’s intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been a high incidence of litigation in the U.S. involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or to protect our confidential or proprietary information, or as a result of an allegation that we infringe, misappropriate or otherwise violate a third party’s intellectual property rights, including patents, trademarks, trade secrets and copyrights. From time to time, we have received notices claiming our technology may infringe, misappropriate or otherwise violate third-party intellectual property rights or otherwise threatening to assert intellectual property rights. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and our intellectual property rights being reduced, narrowed or held unenforceable or invalid. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects, and divert management time and attention. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we may be required to pay the third party substantial monetary damages and to cease the activities covered by such intellectual property rights, unless we obtain a license to such intellectual property rights, which may not be available on commercially reasonable terms or at all. In addition, these claims and threats could also cause us to undertake to re-engineer our products or services which may not be technically or commercially feasible. Any of the foregoing could have a material adverse effect on our business, results of operation and financial condition.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and operations.

We currently have a substantial amount of indebtedness. As of December 31, 2023, we had total indebtedness of $6,755.1 million and an additional $598.7 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We estimate that our current levels of indebtedness as of December 31, 2023 will result in annual interest payments of approximately $463.7 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Loans under our Credit Agreement bear interest based on SOFR, and SOFR has a limited history.

Loans under our Credit Agreement bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”). Previously, our Credit Agreement could bear interest at U.S dollar London Interbank Overnight (“LIBOR”) rates. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month LIBOR tenors on December 31, 2021, and ended publication of the remaining LIBOR tenors on June 30, 2023. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted in March 2022 to permit financing agreements that contain a LIBOR-based benchmark without adequate

“fallback provisions” to be automatically replaced by a benchmark recommended by the Federal Reserve. In January 2023, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.

SOFR has a limited history, and the future performance of SOFR cannot be predicted based on its limited historical performance. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR-based rates. This could result in increased borrowing costs for SS&C.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2023, our common stock has traded as high as $84.85 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 20, 2024, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 14.1% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2023, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our information security processes are designed to assess, identify and manage material risks from cybersecurity threats. In conducting our business activities, we are entrusted with confidential information from our clients, business partners and employees. Confidential information may include sensitive business and technical information, as well as personal information. Our Information Security Management System (“ISMS”), based on ISO/IEC27001, is an integral part of our overall enterprise risk management system, and serves as a framework for handling cybersecurity threats and incidents, including such threats and incidents associated with our use of services by information technology suppliers. The ISMS is operated by our Global Information Security team headed by our Global Chief Information Security Officer (“CISO”). We maintain physical, electronic and procedural safeguards designed to guard confidential information contained within our information systems from loss, misuse, unauthorized access, disclosure, alteration or destruction. We have layered defenses designed to protect against intrusions that could affect the confidentiality, integrity and availability of information.

We prepare for security incidents by analyzing threat intelligence, holding periodic cybersecurity incident tabletop exercises, and reviewing lessons learned on a regular basis. Our incident management process is communicated to employees during periodic security awareness training. Our employees are trained to report incidents, including security weaknesses, malfunctions, threats and breaches immediately to the concerned internal departments and to our information security group. Our computer security incident response team is trained to manage incident response.

We conduct systematic and manual assessments designed to identify information security vulnerabilities, such as external party penetration tests, internal manual penetration tests, source code scanning and other techniques. We perform information technology risk assessments on a periodic basis designed to detect risks for which controls and mitigation strategies are developed.

We engage with external experts, including cybersecurity assessors and consultants, in evaluating and testing our information systems and information security controls, enabling us to obtain specialized knowledge and insights.

We perform information technology supplier risk assessments on a periodic basis. Information technology suppliers to SS&C that access, process or store personal information or other customer data are assessed and are also subject to periodic due diligence procedures.

Cybersecurity risk is overseen by the board of directors, with additional oversight of the relevant risk framework and controls provided by the Audit Committee. The Audit Committee oversees our policies with respect to risk assessment and risk management generally, including guidelines and policies to govern the process by which our exposure to risk is handled. As set forth in its charter, Audit Committee oversight includes periodic review of our information security controls and procedures and the processes and procedures for managing cybersecurity risks.

Our CISO, who reports to SS&C’s Chief Technology Officer, provides periodic updates to the Audit Committee or to the board of directors on cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents, industry trends and other areas of importance.

Our CISO is responsible for our overall information security strategy, policy, security engineering, operations, cybersecurity threat detection and response. Our CISO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other companies. Cybersecurity team members provide regular reports to our CISO with respect to the prevention, detection, mitigation and remediation of cybersecurity incidents, and otherwise aid our CISO in operating the ISMS. Cybersecurity team members have relevant education, certifications, and industry experience.

We, our clients and our vendors are regularly the target of attempted cyber-attacks, and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Such cybersecurity incidents could lead to disruptions in our systems; the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information; and corruption of data. We regularly re-evaluate, modify and enhance our information security processes as new technologies emerge or new risks are identified. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Risk factors - Risks Relating to Our Business - Our software-enabled services may be subject to disruptions, attacks or failures that could adversely affect our reputation and our business.” for more information about these risks.

ITEM 2. PROPERTIES

We lease our corporate offices at 80 Lamberton Road, Windsor, CT 06095. We utilize offices in 113 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 63% of our office space as compared to owning 37% of our office space. We believe that our offices are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of January 29, 2024, we had approximately 208,000 beneficial shareholders of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the fourth quarter of 2023 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
October 1, 2023 – October 31, 2023	—	$—	—	$902.2
November 1, 2023 – November 30, 2023	1.8	$53.86	1.8	$806.9
December 1, 2023 – December 31, 2023	0.6	$55.62	0.6	$772.5
Total	2.4		2.4

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program.

(3) Share repurchases were made pursuant to our Common Stock Repurchase Program authorized by our Board of Directors in July 2023. The program allows for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

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

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Technology Dividend TR Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

and the Nasdaq Technology Dividend TR Index

* $100 invested in stock on December 31, 2018. Return calculations of indices assume the reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
SS&C Technologies Holdings, Inc.	100	137	164	186	120	143
Nasdaq Composite - Total Returns	100	137	198	242	163	236
Nasdaq Technology Dividend TR Index	100	134	159	207	162	223

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

The following table lists the significant businesses we have acquired since January 1, 2021:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Iress Managed Funds Administration Business	October 2023	Provided software and services for trading and market data, financial advice, investment management, mortgages, superannuation, life and pensions and data intelligence
Tier1	August 2022	Extended SS&C's customer relationship management offerings
O'Shares ETF	June 2022	Expanded the offerings of SS&C ALPS Advisors, SS&C's wholly-owned asset manager
Minerals Management, LLC	May 2022	Extended SS&C's offerings into the energy market while helping clients streamline operations across all asset classes and type
Hubwise Holdings Limited	March 2022	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies
Blue Prism Group Plc	March 2022	Added deep expertise in intelligent automation and robotic process automation

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the businesses listed in the table above for the respective time periods each was owned by SS&C.

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services. Since 2021, we have seen increased demand in the financial services industry for these services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and expanding our service offerings. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. In particular, the acquisition of Blue Prism increased our term license and maintenance revenues. Our software-enabled services revenues increased from $4,256.1 million in 2021 to $4,488.3 million in 2023. We believe that our high level of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in IT.

Liquidity. In March 2022, in connection with our acquisition of Blue Prism, we entered into an Incremental Joinder to our credit agreement, which is described in Contractual Obligations, resulting in new term loans totaling $1,530.0 million. In December 2022, we entered into an amendment to our revolving credit facility, which is also described in Contractual Obligations, which increased the capacity of our revolving credit facility from $250.0 million to $600.0 million. We have a total of $3,525.2 million of variable rate debt that matures in April 2025.

We generated $1,215.1 million in cash from operating activities in 2023, compared to $1,134.3 million and $1,429.0 million in 2022 and 2021, respectively. In 2023, we used our operating cash flow, $115.4 million in proceeds from the exercise of stock options and existing cash to purchase $471.6 million of common stock for treasury, pay down $374.7 million of debt, pay $220.9 million in dividends and invest in capital expenditures in our business.

Ongoing macroeconomic conditions, such as increases in interest rates and inflation rates and changes in foreign currency exchange rates, could have impacts on our results that are uncertain and, in many respects, outside our control. Economic conditions are subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources.

Results of Operations

Revenues

We derive our revenues from two sources: software-enabled services revenues and license, maintenance and related revenues. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Software-enabled services revenues also fluctuate as a result of reimbursements received for “out-of-pocket” expenses, such as postage and telecommunications charges, which are recorded as revenues. Total out-of-pocket revenue was $93.6 million, $92.0 million and $96.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Because these additional revenues are offset by the reimbursable expenses incurred, there is no impact on gross profit, operating income and net income, however the reimbursements billed and expenses incurred can lead to fluctuations in revenues, cost of revenues and gross margin percentage each period. License, maintenance and related revenues consist primarily of term and perpetual license fees, maintenance fees and professional services. Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and professional services revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Capita in March 2021, Blue Prism and Hubwise in March 2022, MineralWare in May 2022, O'Shares in June 2022, Tier1 in August 2022, CFO in December 2022 and the Iress Managed Funds Administration Business in October 2023.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Software-enabled services	81.6%	80.9%	84.3%
License, maintenance and related	18.4%	19.1%	15.7%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2023	2022	2021	2023	2022
Software-enabled services	$4,488.3	$4,273.9	$4,256.1	5.0%	0.4%
License, maintenance and related	1,014.5	1,009.1	794.9	0.5%	26.9%
Total revenues	$5,502.8	$5,283.0	$5,051.0	4.2%	4.6%

Fiscal 2023 versus Fiscal 2022. Our revenues increased $219.8 million, or 4.2%, primarily due to an increase of $143.2 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, virtual data room services, Global Investor and Distribution Solutions and Blue Prism products. Our revenues also increased due to acquisitions, which contributed $75.8 million in revenues as well as the favorable impact from foreign currency translation of $0.8 million. Software-enabled services revenues increased $214.4 million, or 5.0%, primarily due to an increase in organic revenues of $187.9 million, and acquisitions, which added $23.9 million in revenues, as well as the favorable impact from foreign currency translation of $2.6 million. License, maintenance and related revenues increased $5.4 million, or 0.5%, primarily due to acquisitions, which added $51.9 million in revenues. The increase was partially offset by a decrease in organic revenues of $44.7 million and the unfavorable impact from foreign currency translation of

$1.8 million. The decrease in organic revenues was due to decreased license revenues for institutional and investment management products.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Cost of software-enabled services	55.1%	56.5%	54.7%
Cost of license, maintenance and related	37.4%	35.0%	39.7%
Total cost of revenues	51.8%	52.4%	52.3%
Gross margin percentage	48.2%	47.6%	47.7%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2023	2022	2021	2023	2022
Cost of software-enabled services	$2,472.0	$2,414.8	$2,326.0	2.4%	3.8%
Cost of license, maintenance and related	379.0	352.9	315.7	7.4%	11.8%
Total cost of revenues	$2,851.0	$2,767.7	$2,641.7	3.0%	4.8%

Fiscal 2023 versus Fiscal 2022. Our total cost of revenues increased by $83.3 million, or 3.0%, primarily due to an increase in organic costs of $55.1 million and acquisitions, which added $32.8 million in costs, partially offset by the favorable impact from foreign currency translation of $4.6 million. Organic cost increases are primarily due to personnel costs, including the impact of wage inflation and costs to support organic growth. Cost of software-enabled services revenues increased $57.2 million, or 2.4%, primarily due to an increase of $47.4 million in organic costs and acquisitions, which added $15.3 million in costs, partially offset by the favorable impact from foreign currency translation of $5.5 million. Cost of license, maintenance and related revenues increased $26.1 million, or 7.4%, primarily due to acquisitions, which added $17.5 million in costs, an increase in organic costs of $7.7 million and the unfavorable impact from foreign currency translation of $0.9 million.

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

Operating Expenses

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions, travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, legal, human resources and administration and associated overhead costs, as well as fees for professional services.

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Selling and marketing	10.0%	9.5%	7.8%
Research and development	8.6%	8.5%	8.2%
General and administrative	7.6%	8.0%	7.1%
Total operating expenses	26.2%	26.0%	23.1%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2023	2022	2021	2023	2022
Selling and marketing	$550.9	$500.1	$394.1	10.2%	26.9%
Research and development	473.8	447.3	414.9	5.9%	7.8%
General and administrative	418.2	425.0	358.0	(1.6)%	18.7%
Total operating expenses	$1,442.9	$1,372.4	$1,167.0	5.1%	17.6%

Fiscal 2023 versus 2022. Operating expenses increased $70.5 million, or 5.1%, primarily due to acquisitions, which added $42.7 million in expenses, and an increase in organic operating expenses of $32.0 million. These increases were partially offset by the favorable impact from foreign currency translation of $4.2 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to shifting resources to support organic growth and an increase in stock-based compensation expense.

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

Comparison of Fiscal 2023, 2022 and 2021 for Interest, Taxes and Other

Interest expense. We had interest expense of $476.3 million in 2023 compared to $312.2 million in 2022 and $205.7 million in 2021. The increase in interest expense for 2023 as compared to 2022 is due to higher average interest rates on debt. The increase in interest expense for 2022 as compared to 2021 is due to higher average interest rates on debt and higher average debt balances. We had an average interest rate of 6.65%, 4.22% and 3.05%, for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Our total debt balance as of December 31, 2022 was higher compared to the prior year due to the Incremental Joinder we entered into in connection with our acquisition of Blue Prism. These facilities are discussed further in “Liquidity and Capital Resources”.

Other income (expense), net. We had other income, net of $20.7 million in 2023 compared to other income, net of $20.8 million in 2022 and other expense, net of $18.2 million in 2021. Other income, net for 2023 included net investment gains of $19.0 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for

2023 also included income of $13.4 million from the settlement of a dispute related to pre-acquisition matters. The remaining portion of other income, net consisted primarily of losses on the sale or adjustment to carrying value of fixed assets of $11.7 million. Other income, net for 2022 included net investment gains of $38.7 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for 2022 also included an expense of $8.1 million relating to a legal accrual recorded in connection with the DST ERISA litigation discussed in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. The remaining portion of other income, net consisted primarily of foreign currency translation gains and losses. Other expense, net for 2021 included an expense of $43.4 million relating to the DST ERISA litigation, and investment gains and dividends totaling $30.1 million. The remaining portion of other expense, net consisted primarily of foreign currency translation gains and losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $100.0 million for 2023, $25.8 million for 2022 and $25.4 million for 2021. Our equity in earnings of unconsolidated affiliates in 2023 and 2022 is primarily related to a $96.3 million and $29.3 million adjustment, respectively, to increase the carrying value of one of our investments as a result of favorable operating performance in the underlying company held by the investment. During 2021, one of our affiliates sold its primary asset, a hotel, for a gain that resulted in the significant increase in earnings of unconsolidated affiliates, net.

Loss on extinguishment of debt, net. We recorded a $2.1 million, $5.5 million and $10.9 loss on extinguishment of debt in 2023, 2022 and 2021, respectively, relating to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount associated with additional prepayments on our term loans prior to their scheduled maturity.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2023	2022	2021	2023	2022
Provision for income taxes	$249.1	$227.1	$236.4	9.7%	(3.9)%
Effective tax rate	29.0%	25.9%	22.8%

Our 2023, 2022 and 2021 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations and permanent book to tax differences. The increase in the effective tax rate from 2022 to 2023 was primarily related to an increase in uncertain tax positions in the current year, decreases in relative favorable impacts of stock-based compensation in the current year, and a change in the composition of income before income taxes from foreign and domestic tax jurisdictions. Our effective tax rate for 2023 includes increases in uncertain tax positions and benefits related to stock-based awards. Our effective tax rate for 2022 included increases in valuation allowances on deferred tax assets, benefits related to stock-based awards and releases of uncertain tax positions due to statute of limitation expirations. Our effective tax rate for 2021 included benefits related to stock-based awards and recognition of tax expense related to a law change in the U.K.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India, where the statutory rates were 23.5% and approximately 33.0%, respectively, in 2023, 19.0% and approximately 29.0%, respectively, in 2022, and 19.0% and approximately 31.0%, respectively, in 2021. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

On August 16, 2022, the Inflation Reduction Act was signed into law, which includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. The provisions were effective January 1, 2023 and were not material to our financial results, financial position and cash flows. The 1% excise tax on stock repurchases is included as a cost to acquire treasury stock.

In 2021, the OECD (“Organisation for Economic Co-operation and Development”)/G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Further guidance has been released throughout 2022 and 2023. Certain aspects of Pillar Two are effective January 1, 2024 and other aspects are effective January 1, 2025. Many non-U.S. tax jurisdictions in which we operate have either recently enacted legislation or are in the process of enacting legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 or in future years. We are currently assessing the impact of Pillar Two on our financial condition and results of operations.

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

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2023 were $2,998.6 million, an increase of $1,661.0 million from $1,337.6 million at December 31, 2022. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,615.6 million and $966.3 million of client funds obligations at December 31, 2023 and 2022, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2023	2022	2021	2023	2022

Operating activities	$1,215.1	$1,134.3	$1,429.0	$80.8	$(294.7)
Investing activities	(268.4)	(1,757.6)	(148.2)	1,489.2	(1,609.4)
Financing activities	712.8	(1,184.5)	556.7	1,897.3	(1,741.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	(26.0)	(4.0)	27.5	(22.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,661.0	$(1,833.8)	$1,833.5	$3,494.8	$(3,667.3)

Fiscal 2023 versus 2022

Operating activities: Cash provided by operating activities during the year ended December 31, 2023 resulted from net income of $608.6 million adjusted for non-cash items of $704.7 million, partially offset by changes in our working capital accounts totaling $98.2 million. The changes in our working capital accounts were primarily driven by decreases in accrued expenses and other liabilities, changes in income taxes prepaid and payable and an increase in accounts receivable, partially offset by an increase in accounts payable. The decrease in accrued expenses was primarily due to the payments made relating to the DST ERISA litigation discussed in Note 18 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Investing activities: Cash used in investing activities during the year ended December 31, 2023 totaled $268.4 million, which included capitalized software development costs of $194.9 million, capital expenditures of $56.6 million and cash paid for acquisitions (net of cash acquired) of $34.1 million, partially offset by receipts from the collection of other non-current receivables of $10.0 million and proceeds from sales and maturities of investments of $8.0 million.

Financing activities: Cash provided by financing activities during the year ended December 31, 2023 was $712.8 million and resulted from the increase in client funds obligations of $1,669.7 million and $115.4 million received from the exercise of stock options. These proceeds were partially offset by treasury stock repurchases of $471.6 million, net repayments of debt totaling $374.7 million, quarterly dividends paid of $220.9 million and withholding taxes paid related to equity award net share settlements of $5.1 million.

Fiscal 2022 versus 2021

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2022 were $1,337.6 million, a decrease of $1,833.8 million from $3,171.4 million at December 31, 2021. The decrease in cash was primarily due to the decrease in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively. We also had $966.3 million and $2,755.7 million of client funds obligations at December 31, 2022 and 2021, respectively.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2023, we held approximately $217.6 million in cash and cash equivalents at non-U.S. subsidiaries where we have made such a determination and in turn no provision for income taxes had been made. At December 31, 2023, we held approximately $109.8 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$6,755.1	$51.5	$3,511.2	$2,025.0	$1,167.4
Interest payments (1)	1,261.4	463.7	482.6	294.9	20.2
Operating lease obligations (2)	300.8	63.4	91.5	63.3	82.6
Tax payable (3)	22.2	9.9	12.3	—	—
Purchase obligations (4)	303.7	163.2	131.9	8.6	—
Total contractual obligations	$8,643.2	$751.7	$4,229.5	$2,391.8	$1,270.2

(1)
Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month Adjusted Term SOFR of 5.47% plus 1.75% on our Term B-3, B-4 and B-5 facilities, one-month Adjusted Term SOFR of 5.46% plus 2.25% on our Term B-6 and B-7 facilities and 5.5% on our Senior Notes.
(2)
We are obligated under noncancelable operating leases for office space and office equipment.
(3)
Represents our obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years.
(4)
Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2023, our liability for uncertain tax positions and related interest and penalties payable was $134.5 million and $32.1 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As of December 31, 2023, our defined benefit pension plan projected obligation was $15.3 million and we are unable to reasonably estimate the timing of such obligation due to uncertainties in the timing of payments. As a result, these amounts are not included in the above contractual obligations table.

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

The Credit Agreement had a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”). The Revolving Credit Facility also contained a $25 million letter of credit sub-facility. On December 28, 2022, we entered into an amendment (the “Revolving Facility Amendment”) to the Credit Agreement with certain of our subsidiaries. Pursuant to the Revolving Facility Amendment, the Revolving Credit Facility was amended to: (i) extend the maturity date to December 28, 2027, (ii) amend the interest rate provisions to replace LIBOR with Term SOFR as the interest rate benchmark, (iii) increase the aggregate commitments from $250.0 million to $600.0 million, (iv) increase the letter of credit sub-facility from $25.0 million to $75.0 million and (v) make certain other revisions fully set forth in the Revolving Facility Amendment. As of December 31, 2023, there was $1.3 million utilized of the letter of credit sub-facility and $598.7 million available of the Revolving Facility Amendment.

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2023	Maturity	Scheduled Quarterly	Interest
	(in millions)	Date	Payments Required	Rate
Senior Secured Credit Facilities
Term Loan B-3	$997.2	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-4	941.6	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-5	1,586.4	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-6	458.5	March 22, 2029	0.25%	Variable rate (2)
Term Loan B-7	771.5	March 22, 2029	0.25%	Variable rate (2)
Revolving Credit Facility	—	December 28, 2027	None	Variable rate (3)
Senior Notes	2,000.0	September 30, 2027	None	Fixed at 5.5%
(1)
In January 2020, we entered into a pricing amendment, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%. In June 2023, we entered into an amendment, whereby the interest rate provisions were amended to, at our option, either (a) the Base Rate, plus 0.75% per annum or the (b) SOFR plus the credit spread adjustment set forth in the Credit Agreement (“Adjusted Term SOFR”), plus 1.75% per annum.
(2)
Bears interest at, at our option, either (a) the Base Rate, plus 1.25% per annum or the (b) Adjusted Term SOFR, plus 2.25% per annum.
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

The following is a reconciliation of net income to Consolidated EBITDA attributable to SS&C common stockholders, as defined in our Credit Agreement.

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$608.6	$649.0	$800.6
Interest expense, net	469.8	307.9	201.6
Provision for income taxes	249.1	227.1	236.4
Depreciation and amortization	670.4	671.6	667.4
EBITDA	1,997.9	1,855.6	1,906.0
Stock-based compensation	159.4	124.8	114.0
Acquired EBITDA and cost savings (1)	—	4.2	1.3
Loss on extinguishment of debt	2.1	5.5	10.9
Equity in earnings of unconsolidated affiliates, net	(100.0)	(25.8)	(25.4)
Purchase accounting adjustments (2)	9.3	9.4	6.3
ASC 606 adoption impact	(3.1)	(1.9)	1.0
Foreign currency translation (gains) losses	(0.2)	11.2	8.1
Investment gains	(19.0)	(38.7)	(30.1)
Facilities and workforce restructuring	56.8	32.3	30.0
Acquisition related (3)	(0.1)	41.5	45.0
Other (4)	7.5	(6.7)	1.0
Consolidated EBITDA	$2,110.6	$2,011.4	$2,068.1
Consolidated EBITDA attributable to noncontrolling interest (5)	(2.9)	(1.1)	(2.0)
Consolidated EBITDA attributable to SS&C common stockholders	$2,107.7	$2,010.3	$2,066.1

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

Our covenant requirement for net senior secured leverage ratio and the actual ratio for the year ended December 31, 2023 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.10x

(1) Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $100.2 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the Credit Agreement, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Intangible Assets and Goodwill

In connection with the completion of our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2023, 2022 and 2021 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value. Judgment is required in the determination of goodwill reporting units. As of December 31, 2023 and 2022, we have two reporting units, one is our health business and the other includes the rest of our operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Our impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2023.

We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●
significant underperformance relative to historical or projected future operating results;
●
significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
●
significant negative industry or economic trends.

When we determine that the carrying value of intangibles may not be recoverable due to the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions of any of the factors described above could result in a materially different impairment charge, if any, and thus materially different results of operations.

Software Capitalization

Significant management judgment is required in determining which projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Management specifically evaluates software development projects, milestones achieved and the commitments to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs. We review, on a quarterly basis, our capitalized software for possible impairment.

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

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of our stock price. In addition, for stock-based awards where vesting is dependent upon achieving earnings per share growth targets, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. We have recorded stock-based compensation expense of $50.3 million to date relating to performance awards that are still in the vesting period. If we do not achieve our estimated earnings per share growth, previously recorded stock-based compensation expense could be reversed. If we exceed our estimate earnings per share growth, we may need to record additional stock-based compensation expense. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified stock options. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there would be an income tax expense for the portion of the deferred tax asset that is not realizable.

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

As of December 31, 2023, we had $134.5 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts can significantly fluctuate. For 2023, there were average daily cash balances of approximately $1.7 billion maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rates would equate to approximately $9.4 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At December 31, 2023, we had total debt of $6,755.1 million, including $4,755.1 million of variable interest rate debt. As of December 31, 2023, a 100 basis point increase in interest rates would result in a change in interest expense of approximately $47.6 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of December 31, 2023 was approximately $49.0 million. The impact of a 10% change in fair value of these investments would have been approximately $3.6 million to net income. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During 2023, approximately 31% of our revenues were from clients located outside the United States (“U.S.”). A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense), net. These outstanding amounts were not material for the year ended December 31, 2023. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021	60
Notes to Consolidated Financial Statements	61

Financial statement schedules are not submitted because they are not applicable, not required or the information is included in our Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Health Business Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8,969.5 million as of December 31, 2023, a portion of which relates to the health business reporting unit. Management tests goodwill annually for impairment as of December 31 and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management measures the fair value of the Company’s reporting units utilizing the income method. Significant judgment is required to determine appropriate revenue growth rates and to estimate the fair value of the Company’s reporting units.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 28, 2024

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$432.2	$440.1
Funds receivable and funds held on behalf of clients	2,615.6	966.3
Accounts receivable, net of allowance for credit losses of $25.1 and $21.7, respectively (Note 3)	799.4	778.6
Contract assets	36.1	42.3
Prepaid expenses and other current assets	165.8	193.8
Restricted cash and cash equivalents	2.4	3.3
Total current assets	4,051.5	2,424.4
Property, plant and equipment, net (Note 4)	315.3	343.9
Operating lease right-of-use assets (Note 5)	221.4	260.6
Investments (Note 6)	184.7	193.9
Unconsolidated affiliates (Note 7)	345.2	266.9
Contract assets	99.7	115.9
Goodwill (Note 9)	8,969.5	8,863.0
Intangible and other assets, net of accumulated amortization of $4,063.4 and $3,445.4, respectively (Note 9)	3,915.2	4,184.7
Total assets	$18,102.5	$16,653.3
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$51.5	$55.7
Client funds obligations	2,615.6	966.3
Accounts payable	80.3	49.5
Income taxes payable	22.3	34.3
Accrued employee compensation and benefits	270.2	235.8
Interest payable	29.4	28.4
Other accrued expenses	232.3	356.1
Deferred revenues	470.3	464.7
Total current liabilities	3,771.9	2,190.8
Long-term debt, net of current portion (Note 10)	6,668.5	7,023.9
Operating lease liabilities (Note 5)	199.1	237.0
Other long-term liabilities	248.7	225.8
Deferred income taxes	816.6	872.9
Total liabilities	11,704.8	10,550.4
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest (Note 6)	—	2.1
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 275.9 million shares and 271.9 million shares issued, respectively, and 246.6 million shares and 251.0 million shares outstanding, respectively	2.8	2.7
Additional paid-in capital	5,371.0	5,111.6
Accumulated other comprehensive loss	(426.3)	(550.1)
Retained earnings	3,126.3	2,740.1
Cost of common stock in treasury, 29.3 and 20.9 million shares, respectively	(1,734.2)	(1,260.1)
Total SS&C stockholders’ equity	6,339.6	6,044.2
Noncontrolling interest (Note 12)	58.1	56.6
Total equity	6,397.7	6,100.8
Total liabilities, redeemable noncontrolling interest and equity	$18,102.5	$16,653.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Software-enabled services	$4,488.3	$4,273.9	$4,256.1
License, maintenance and related	1,014.5	1,009.1	794.9
Total revenues	5,502.8	5,283.0	5,051.0
Cost of revenues:
Software-enabled services	2,472.0	2,414.8	2,326.0
License, maintenance and related	379.0	352.9	315.7
Total cost of revenues	2,851.0	2,767.7	2,641.7
Gross profit	2,651.8	2,515.3	2,409.3
Operating expenses:
Selling and marketing	550.9	500.1	394.1
Research and development	473.8	447.3	414.9
General and administrative	418.2	425.0	358.0
Total operating expenses	1,442.9	1,372.4	1,167.0
Operating income	1,208.9	1,142.9	1,242.3
Interest income	6.5	4.3	4.1
Interest expense	(476.3)	(312.2)	(205.7)
Other income (expense), net	20.7	20.8	(18.2)
Equity in earnings of unconsolidated affiliates, net	100.0	25.8	25.4
Loss on extinguishment of debt, net	(2.1)	(5.5)	(10.9)
Income before income taxes	857.7	876.1	1,037.0
Provision for income taxes (Note 17)	249.1	227.1	236.4
Net income	608.6	649.0	800.6
Net (income) loss attributable to noncontrolling interest	(1.5)	1.2	(0.6)
Net income attributable to SS&C common stockholders	$607.1	$650.2	$800.0

Basic earnings per share attributable to SS&C common stockholders	$2.45	$2.56	$3.13
Diluted earnings per share attributable to SS&C common stockholders	$2.39	$2.48	$2.99

Basic weighted-average number of common shares outstanding	248.3	254.0	255.6
Diluted weighted-average number of common and common equivalent shares outstanding	254.5	262.0	267.3

Net income	$608.6	$649.0	$800.6
Other comprehensive income (loss), net of tax:
Change in unrealized gain on interest rate swaps	—	4.8	0.7
Defined benefit pension adjustment	(0.7)	(1.3)	3.4
Foreign currency exchange translation adjustment	124.5	(311.6)	(45.1)
Total other comprehensive income (loss), net of tax	123.8	(308.1)	(41.0)
Comprehensive income	732.4	340.9	759.6
Comprehensive (income) loss attributable to noncontrolling interest	(1.5)	1.2	(0.6)
Comprehensive income attributable to SS&C common stockholders	$730.9	$342.1	$759.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$608.6	$649.0	$800.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670.4	671.6	667.4
Equity in earnings of unconsolidated affiliates, net	(100.0)	(25.8)	(25.4)
Distributions received from unconsolidated affiliates	21.2	2.3	10.0
Gain on bargain purchase	—	—	(2.6)
Stock-based compensation expense	159.5	124.8	114.0
Net gains on investments	(2.2)	(26.1)	(19.0)
Amortization and write-offs of loan origination costs and original issue discounts	13.5	13.9	13.2
Loss on extinguishment of debt, net	2.1	5.5	10.9
Loss on sale or disposition of property and equipment	11.7	0.6	1.0
Deferred income taxes	(82.9)	(77.0)	(88.0)
Provision for credit losses	11.4	10.6	8.2
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(23.1)	(38.1)	(72.2)
Prepaid expenses and other assets	(2.3)	17.7	49.5
Contract assets	22.5	(52.1)	(4.0)
Accounts payable	33.0	7.6	0.6
Accrued expenses and other liabilities	(106.0)	(135.5)	2.4
Income taxes prepaid and payable	(38.2)	27.0	2.6
Deferred revenue	15.9	(41.7)	(40.2)
Net cash provided by operating activities	1,215.1	1,134.3	1,429.0
Cash flow from investing activities:
Cash paid for asset acquisitions and business acquisitions, net of cash acquired	(34.1)	(1,636.2)	7.3
Additions to property and equipment	(56.6)	(63.4)	(51.3)
Proceeds from sale of property and equipment	0.1	11.4	5.3
Additions to capitalized software	(194.9)	(144.9)	(85.3)
Investments in securities	(0.6)	(10.0)	(20.1)
Proceeds from sales / maturities of investments	8.0	9.5	50.9
(Contributions to) distributions received from unconsolidated affiliates	(0.3)	66.2	(66.0)
Collection of other non-current receivables	10.0	9.8	11.0
Net cash used in investing activities	(268.4)	(1,757.6)	(148.2)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	375.0	1,727.1	370.0
Repayments of debt	(749.7)	(599.8)	(889.9)
Payment of deferred financing fees	—	(14.7)	—
Net increase (decrease) in client funds obligations	1,669.7	(1,709.0)	1,480.5
Proceeds from exercise of stock options	115.4	91.8	197.7
Withholding taxes paid related to equity award net share settlement	(5.1)	(0.7)	(7.0)
Purchases of common stock for treasury	(471.6)	(476.1)	(487.9)
Dividends paid on common stock	(220.9)	(203.1)	(174.0)
Proceeds from noncontrolling interests	—	—	67.3
Net cash provided by (used in) financing activities	712.8	(1,184.5)	556.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	(26.0)	(4.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,661.0	(1,833.8)	1,833.5
Cash, cash equivalents and restricted cash, beginning of period	1,337.6	3,171.4	1,337.9
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,998.6	$1,337.6	$3,171.4

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$432.2	$440.1	$564.0
Restricted cash and cash equivalents	2.4	3.3	4.2
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	2,564.0	894.2	2,603.2
	2,998.6	1,337.6	3,171.4
Supplemental disclosure of cash paid for:
Interest	$461.8	$298.0	$192.5
Income taxes, net of refunds	$348.5	$281.1	$310.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in millions, except per share data)

	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2020	263.9	$2.6	$4,544.0	$1,667.0	$(201.0)	$(296.1)	$—	$5,716.5
Noncontrolling interest upon consolidation (Note 12)	—	—	46.8	—	—	—	57.2	104.0
Net income	—	—	—	800.0	—	—	0.6	800.6
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(45.1)	—	—	(45.1)
Net change in interest rate swaps (Note 11)	—	—	—	—	0.7	—	—	0.7
Defined benefit pension adjustment (Note 11)	—	—	—	—	3.4	—	—	3.4
Stock-based compensation expense (Note 14)	—	—	114.0	—	—	—	—	114.0
Exercise of options, net of withholding taxes (Note 14)	5.2	0.1	190.6	—	—	—	—	190.7
Dividends declared - $0.68 per share (Note 11)	—	—	0.3	(174.0)	—	—	—	(173.7)
Purchase of common stock (Note 11)	—	—	—	—	—	(487.9)	—	(487.9)
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2
Net income	—	—	—	650.2	—	—	(1.2)	649.0
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(311.6)	—	—	(311.6)
Net change in interest rate swaps (Note 11)	—	—	—	—	4.8	—	—	4.8
Defined benefit pension adjustment (Note 11)	—	—	—	—	(1.3)	—	—	(1.3)
Stock-based compensation expense (Note 14)	—	—	124.8	—	—	—	—	124.8
Exercise of options, net of withholding taxes (Note 14)	2.8	—	91.1	—	—	—	—	91.1
Dividends declared - $0.80 per share (Note 11)	—	—	—	(203.1)	—	—	—	(203.1)
Purchase of common stock (Note 11)	—	—	—	—	—	(476.1)	—	(476.1)
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	607.1	—	—	1.5	608.6
Foreign exchange translation adjustment (Note 11)	—	—	—	—	124.5	—	—	124.5
Defined benefit pension adjustment (Note 11)	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation expense (Note 14)	—	—	159.5	—	—	—	—	159.5
Exercise of options (Note 14)	3.5	0.1	116.7	—	—	—	—	116.8
Withholding taxes related to equity award net share settlement (Note 14)	0.5	—	(17.5)	—	—	—	—	(17.5)
Dividends declared - $0.88 per share (Note 11)	—	—	0.7	(220.9)	—	—	—	(220.2)
Purchase of common stock (Note 11)	—	—	—	—	—	(474.1)	—	(474.1)
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectability of accounts receivable, valuation of non-marketable securities, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, assessment of probability of vesting of performance-based equity awards, income tax accruals and the value of deferred tax assets and liabilities. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

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

In software-enabled services arrangements, the arrangement is a single performance obligation or a stand-ready performance obligation, which in either case is comprised of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e., distinct days or months of service). We apply a measure of progress (typically time-based) to any fixed consideration and allocate variable consideration to the distinct periods of service based on usage or summarization of account information. These variable payments relate specifically to our efforts to perform the services in the period in which the fee applies. This variability is solely attributed to and resolved as a result of the transfer of these services; these fees are independent of the transfer of past or future goods or services. These fees meet the allocation objective of Accounting Standards Codification (“ASC”) 606 because they represent the amount of consideration we are entitled to for these services. Revenue is generally recognized over the period the services are provided, which results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

Our operating leases are included on the Consolidated Balance Sheets as operating lease right-of-use assets and operating lease liabilities, under ASC 842. An operating lease right-of-use asset represents our right to use an underlying asset over the term of a lease while an operating lease liability represents our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date at the present value of the base minimum rent payments. As most of our leases do not provide an implicit rate, we use our estimated secured incremental borrowing rate within each of the significant geographic regions in which we operate based on the information available at lease commencement date in determining the present value of lease payments.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2023 or 2022. As of December 31, 2023 and 2022, we have two reporting units, one is our health business and the other includes the rest of our operations. Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units as of December 31, 2023 and 2022. We measure the fair value of our reporting units utilizing the income method. Significant judgment is required to determine appropriate revenue growth rates and to estimate the fair value of our reporting units. There were no other indefinite-lived intangible assets as of December 31, 2023 or 2022.

Customer relationships, completed technology and trade names are amortized over lives ranging from six to 17 years. Completed technology and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible asset. Trade names are amortized on a straight line basis.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2023 and 2022.

Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2023 and 2022, we had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income (expense), net in the Consolidated Statements of Comprehensive Income in the periods in which they occur.

Comprehensive Income

Our comprehensive income consists of net income, foreign currency translation adjustments and a defined benefit pension plan, which are presented in the Consolidated Statements of Comprehensive Income, net of tax and reclassifications to earnings. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the Consolidated Balance Sheets. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the Consolidated Balance Sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method and are included as a deduction from equity in the stockholders’ equity section of the Consolidated Balance Sheets. Under the cost method, the price paid for the stock, including any taxes associated with the purchase of the stock, is charged to the treasury stock account. We use the average cost method to reduce the value of the treasury stock account if treasury stock is re-issued.

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

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is applicable to all public entities, including public entities with a single reportable segment, and requires enhanced reportable segment disclosures. The disclosures include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The standard also requires disclosure of the title and position of the CODM as well as how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. We are currently evaluating the potential impact the standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires more enhanced disclosures specifically related to effective tax rate reconciliation and income taxes paid. The new requirements will be effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the potential impact the standard will have on our income tax disclosures.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2023	2022
Accounts receivable	$621.0	$593.6
Unbilled accounts receivable	203.5	206.7
Allowance for credit losses	(25.1)	(21.7)
Total accounts receivable, net	$799.4	$778.6

The following table represents the activity for the allowance for credit losses (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$21.7	$17.9	$16.8
Charge to costs and expenses	11.4	10.6	8.2
Write-offs, net of recoveries	(9.2)	(7.1)	(7.0)
Foreign currency impact	1.2	0.3	(0.1)
Balance at end of period	$25.1	$21.7	$17.9

Management establishes the allowance for credit losses accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for credit losses.

Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2023	2022
Land	$37.7	$39.3
Building and improvements	265.5	279.2
Equipment, furniture, and fixtures	525.7	523.7
	828.9	842.2
Less: accumulated depreciation	(513.6)	(498.3)
Total property, plant and equipment, net	$315.3	$343.9

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $73.8 million, $76.2 million and $81.1 million, respectively. As of December 31, 2023 and 2022, assets held for sale were $9.0 million and $8.7 million, respectively, and are presented in prepaid assets and other current assets in our consolidated balance sheet. Unpaid property, plant and equipment additions of $2.9 million and $5.1 million are included in accounts payable and other accrued expenses as of December 31, 2023 and 2022, respectively, in our consolidated balance sheet.

Note 5—Leases

Our total operating lease costs were $66.6 million, $72.3 million and $78.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in operating lease liabilities was $69.3 million, $74.3 million and $79.4 million during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $22.6 million and $26.5 million for the years ended December 31, 2023 and 2022, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2023 were 6.5 years and 5.1%, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2022 were 7.0 years and 4.9%, respectively.

Lease liabilities as of December 31, 2023 are as follows (in millions):

Maturity of Lease Liabilities
2024	$63.4
2025	49.4
2026	42.1
2027	33.1
2028	30.2
Thereafter	82.6
Total lease payments	$300.8
Less: interest	(52.7)
Present value of lease liabilities	$248.1

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $1.3 million, $1.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2023, 2022 and 2021 was approximately $6.3 million, $6.0 million and $9.1 million, respectively.

Lease payments to be received as of December 31, 2023 are as follows (in millions):

Lease Payments to be Received
2024	$6.4
2025	4.7
2026	3.9
2027	2.4
2028	2.0
Thereafter	4.5
Total lease payments	$23.9

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2023	2022
Non-marketable equity securities	$124.0	$124.0
Seed capital investments	26.1	30.6
Marketable equity securities	23.1	24.3
Partnership interests in private equity funds	11.5	15.0
Total investments	$184.7	$193.9

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrealized gains on equity securities held as of the end of the period	$2.9	$25.8	$6.5
Realized gains (losses) for equity securities sold during the period	0.7	(1.1)	10.9
Total gains recognized in other income (expense), net	$3.6	$24.7	$17.4

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

As of December 31, 2023 and 2022, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,212.6	$2,212.6	$—	$—
Seed capital investments (2)	26.1	26.1	—	—
Marketable equity securities (2)	23.1	23.1	—	—
Deferred compensation liabilities (3)	(11.7)	(11.7)	—	—
Total	$2,250.1	$2,250.1	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$674.5	$674.5	$—	$—
Seed capital investments (2)	30.6	30.6	—	—
Marketable equity securities (2)	24.3	24.3	—	—
Deferred compensation liabilities (3)	(13.6)	(13.6)	—	—
Total	$715.8	$715.8	$—	$—

_____________________________________________________

(1)
As of December 31, 2023, included $131.7 million of cash and cash equivalents, $1.8 million of restricted cash and $2,079.1 million of funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet. As of December 31, 2022, included $156.5 million of cash and cash equivalents, $2.2 million of restricted cash and $515.8 million of funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)
Included in investments on the Consolidated Balance Sheet.
(3)
Included in other long-term liabilities on the Consolidated Balance Sheet.

During the year ended December 31, 2022, we provided $10.0 million in seed capital funding to either mutual funds or exchange-traded funds issued by one of our subsidiaries. During the years ended December 31, 2023 and 2022, we redeemed $5.7 million and $7.6 million, respectively, of our seed capital investments.

In February 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of Series A convertible preferred stock of SILAC for a purchase price of $40 million. The investment is classified as a non-marketable equity security without a readily determinable fair value. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, SILAC is considered a related party. During the year ended December 31, 2022, as a result of an observable price change, we recorded a fair value adjustment of $39.5 million to increase the carrying value of SILAC. The fair value adjustment was recorded as an unrealized gain in other income (expense), net on our Consolidated Statements of Comprehensive Income. In each of the years ended December 31, 2023, 2022 and 2021, we received a preferred stock dividend from SILAC of $8.0 million which is recorded in other income (expense), net on our Consolidated Statements of Comprehensive Income.

We have partnership interests in various private equity funds that are not included in the table above. Our investments in private equity funds were $11.5 million and $15.0 million at December 31, 2023 and 2022, respectively, of which $9.2 million and $10.8 million, respectively, were measured using net asset value as a practical expedient for fair value and $2.3 million and $4.2 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of our investments in the entities.

We add new investment products such as mutual funds and exchange traded funds, through our subsidiary, ALPS Advisors, from time to time by providing the initial cash investments as seed capital. We consolidate seed capital investments when our ownership percentage exceeds 50%. Shares in those investments not owned by us are reflected as a redeemable noncontrolling interest on the condensed consolidated balance sheet. There were no seed capital investments consolidated as of December 31, 2023.

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		December 31, 2023		December 31, 2022
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$211.6	$—	$115.3	$—
International Financial Data Services L.P.	50.0%	68.3	31.4	85.1	34.8
Broadway Square Partners, LLP	50.0%	53.4	29.5	53.8	30.3
Pershing Road Development Company, LLC	50.0%	10.0	55.4	10.6	57.9
Other unconsolidated affiliates		1.9	—	2.1	—
Total		$345.2	$116.3	$266.9	$123.0

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

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Orbit Private Investments L.P.	$96.3	$29.3	$—
International Financial Data Services L.P.	3.8	0.3	1.6
Pershing Road Development Company, LLC	(0.6)	(5.4)	(1.1)
Broadway Square Partners, LLP	(0.4)	1.7	1.8
Other unconsolidated affiliates	0.9	(0.1)	23.1
Total	$100.0	$25.8	$25.4

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

The following tables summarize related party transactions and balances outstanding with our related parties, which is primarily comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating revenues from related parties	$60.5	$65.2	$71.7
Amounts paid to related parties (1)	46.3	46.5	50.5
Distributions received from related parties	22.6	68.7	30.1

	December 31,
	2023	2022
Outstanding advances/loans to related parties	$1.9	$1.9
Trade accounts receivable from related parties	11.4	11.7
Total amounts receivable from related parties	$13.3	$13.6

Amounts payable to related parties	$2.7	$1.3
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

For the year ended December 31, 2023, distributions received include $22.5 million return on investment related to our investments in IFDS L.P. and the Kansas City Downtown Hotel Group, L.L.C. During the year ended December 31, 2022, we received a distribution of $64.5 million from our unconsolidated affiliate, Pershing Road Development Company, LLC (“PRDC”), which reduced our investment in the affiliate. For the year ended December 31, 2021, distributions received include $10.0 million return on investment and $20.0 million return of investment related to our investments in IFDS L.P. and the Kansas City Downtown Hotel Group, L.L.C., respectively.

Note 8—Acquisitions

2023 Acquisitions

Iress Managed Funds Administration Business

On October 1, 2023, we purchased the managed funds administration business from Iress Limited (“Iress Managed Funds Administration Business”) for approximately $32.5 million in cash. The Iress Managed Funds Administration Business provides software and services for trading and market data, financial advice, investment management, mortgages, superannuation, life and pensions and data intelligence.

The net assets and results of operations of the Iress Managed Funds Administration Business have been included in our Consolidated Financial Statements from October 1, 2023. The preliminary fair value of the intangible assets, consisting of customer relationships and trade names, was determined using the income approach. Specifically, the excess earnings method was utilized for customer relationships and the relief-from-royalty method was utilized for trade names. Customer relationships and trade names are expected to be amortized over approximately twelve and ten years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 includes $3.6 million in revenues from the Iress Managed Funds Administration Business’s operations.

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

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 included $201.2 million in revenues from Blue Prism’s operations. Blue Prism generates revenues primarily from software license fees and related maintenance and service fees.

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

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 included $4.1 million in revenues from Hubwise’s operations.

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

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 included $4.7 million in revenues from Tier1’s operations.

The following summarizes the allocation of the purchase price for the 2023 acquisition of the Iress Managed Funds Administration Business and the 2022 acquisitions of Blue Prism, Hubwise and Tier1 (in millions):

	Iress Managed Funds Administration Business	Blue Prism	Hubwise	Tier1
Accounts receivable	$2.4	$50.1	$0.7	$0.3
Property, plant and equipment	—	1.8	0.1	0.1
Other assets	0.7	11.2	0.3	0.2
Operating lease right-of-use assets	—	4.4	—	—
Customer relationships	13.9	520.0	23.0	16.3
Completed technologies	—	250.0	8.7	6.4
Trade names	0.7	38.0	1.0	—
Goodwill	20.4	950.6	50.0	21.6
Accounts payable	—	(6.6)	(0.2)	(1.0)
Accrued employee compensation and other liabilities	(1.3)	(64.0)	(0.7)	(2.0)
Deferred revenue	—	(166.9)	—	(8.6)
Deferred income taxes	(3.9)	(111.1)	(7.4)	—
Consideration paid, net of cash acquired	$32.9	$1,477.5	$75.5	$33.3

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

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of the Iress Managed Funds Administration Business occurred on January 1, 2022 and the acquisitions of Blue Prism, Hubwise, MineralWare, Tier1 and CFO occurred on January 1, 2021, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2023	2022	2021
Revenues	$5,513.5	$5,365.7	$5,322.9
Net income	$603.6	$630.4	$659.4

We recorded severance expense related to personnel reductions in several of our financial services and healthcare businesses. The amount of severance expense recognized in our Consolidated Statements of Comprehensive Income was as follows (in millions):

	For the Year Ended December 31,
Consolidated Statements of Comprehensive Income Classification	2023	2022	2021
Cost of software-enabled services	$16.2	$8.2	$11.4
Cost of license, maintenance and other related	1.5	1.9	1.1
Total cost of revenues	17.7	10.1	12.5
Selling and marketing	3.6	3.1	1.6
Research and development	4.2	2.4	5.6
General and administrative	5.8	0.6	2.2
Total operating expenses	13.6	6.1	9.4
Total severance expense	$31.3	$16.2	$21.9

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2021	$8,045.5
Acquisitions completed in the current year	1,032.3
Adjustments to prior acquisitions	0.3
Effect of foreign currency translation	(215.1)
Balance at December 31, 2022	$8,863.0
Acquisitions completed in the current year	20.4
Adjustments to prior acquisitions	(0.8)
Effect of foreign currency translation	86.9
Balance at December 31, 2023	$8,969.5

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2023			2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,059.1	$(2,449.8)	$2,609.3	$5,007.6	$(2,073.7)	$2,933.9
Completed technology	1,630.0	(1,108.9)	521.1	1,611.0	(983.1)	627.9
Trade names	279.3	(154.0)	125.3	276.2	(130.6)	145.6
Total intangible assets	$6,968.4	$(3,712.7)	$3,255.7	$6,894.8	$(3,187.4)	$3,707.4

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2023, is expected to approximate (in millions):

Year Ending December 31,
2024	$490.4
2025	463.2
2026	441.0
2027	415.9
2028	336.7
Thereafter	1,108.5
Total	$3,255.7

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $505.3 million, $516.4 million and $526.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Net capitalized software costs of $325.8 million and $225.5 million are included in the December 31, 2023 and 2022 Consolidated Balance Sheets, respectively, under “Intangible and other assets”.

Amortization expense related to capitalized software development costs was $91.3 million, $78.9 million and $59.8 million for each of the years ended December 31, 2023, 2022, and 2021, respectively.

Note 10—Debt

At December 31, 2023 and 2022, debt consisted of the following (in millions):

	December 31,	December 31,
	2023	2022
Senior secured credit facilities, weighted-average interest rate of 7.35% and 6.27%, respectively	$4,755.1	$5,129.1
5.5% senior notes due 2027	2,000.0	2,000.0
Other indebtedness	—	0.8
Unamortized original issue discount and debt issuance costs	(35.1)	(50.3)
	6,720.0	7,079.6
Less: current portion of long-term debt	51.5	55.7
Long-term debt	$6,668.5	$7,023.9

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2023	Maturity	Scheduled Quarterly	Interest
	(in millions)	Date	Payments Required	Rate
Senior Secured Credit Facilities
Term Loan B-3	$997.2	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-4	941.6	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-5	1,586.4	April 16, 2025	0.25%	Variable rate (1)
Term Loan B-6	458.5	March 22, 2029	0.25%	Variable rate (2)
Term Loan B-7	771.5	March 22, 2029	0.25%	Variable rate (2)
Revolving Credit Facility	—	December 28, 2027	None	Variable rate (3)
Senior Notes	2,000.0	September 30, 2027	None	Fixed at 5.5%
(1)
In January 2020, we entered into a pricing amendment, whereby the interest rate margin applicable to the term loans was reduced from LIBOR plus 2.25% to LIBOR plus 1.75%. In June 2023, we entered into an amendment, whereby the interest rate provisions were amended to, at our option, either (a) the Base Rate, plus 0.75% per annum or the (b) Adjusted Term SOFR, plus 1.75% per annum.
(2)
Bears interest at, at our option, either (a) the Base Rate, plus 1.25% per annum or the (b) Adjusted Term SOFR, plus 2.25% per annum.
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

The Credit Agreement had a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”). The Revolving Credit Facility also contained a $25 million letter of credit sub-facility. On December 28, 2022, we entered into an amendment (the “Revolving Facility Amendment”) to the Credit

Agreement with certain of our subsidiaries. Pursuant to the Revolving Facility Amendment, the Revolving Credit Facility was amended to: (i) extend the maturity date to December 28, 2027, (ii) amend the interest rate provisions to replace LIBOR with Term SOFR as the interest rate benchmark, (iii) increase the aggregate commitments from $250.0 million to $600.0 million, (iv) increase the letter of credit sub-facility from $25.0 million to $75.0 million and (v) make certain other revisions fully set forth in the Revolving Facility Amendment. As of December 31, 2023, there was $1.3 million utilized of the letter of credit sub-facility and $598.7 million available of the Revolving Facility Amendment.

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

Debt Issuance Costs and Loss on Extinguishment of Debt

We capitalized an aggregate of $40.7 million in financing costs during the twelve months ended December 31, 2022 in connection with the Incremental Joinder and Revolving Facility Amendment.

We made additional principal payments prior to their scheduled maturity in 2023, 2022 and 2021, which resulted in a loss on extinguishment of debt of $2.1 million, $5.5 million and $10.9 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,722.7	$4,774.4	$5,082.2	$5,069.0
5.5% senior notes due 2027	1,997.3	1,974.0	1,996.6	1,880.9
Other indebtedness	—	—	0.8	0.8

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices.

Future Maturities of Debt

At December 31, 2023, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2024	$51.5
2025	3,498.7
2026	12.5
2027	2,012.5
2028	12.5
Thereafter	1,167.4
Total	$6,755.1

Note 11—Stockholders’ Equity

Dividends

In 2023, we paid a quarterly cash dividend of $0.20 per share of common stock in March and June and $0.24 per share of common stock in September and December, totaling $220.9 million. In 2022, we paid a quarterly cash dividend of $0.20 per share of common stock in March, June, September and December, totaling $203.1 million. In 2021, we paid a quarterly cash dividend of $0.16 per share of common stock in March, June and September and $0.20 per share of common stock in December, totaling $174.0 million.

Stock Repurchase Program

In each of July 2021, July 2022 and July 2023 our Board of Directors authorized a stock repurchase program which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock. Our authority to repurchase shares under the program continues until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During 2023, 2022 and 2021, we repurchased 8.4 million, 7.8 million and 6.8 million shares of common stock for approximately $474.1 million, $476.1 million and $487.9 million, respectively.

Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax consist of the following (in millions):

	Interest Rate Swap	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(4.8)	$(237.4)	$0.2	$(242.0)
Net current period other comprehensive income (loss)	4.8	(311.6)	(1.3)	(308.1)
Balance, December 31, 2022	$—	$(549.0)	$(1.1)	$(550.1)
Net current period other comprehensive income (loss)	—	124.5	(0.7)	123.8
Balance, December 31, 2023	$—	$(424.5)	$(1.8)	$(426.3)

Adjustments to accumulated other comprehensive loss attributable to us are as follows (in millions):

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gains (losses) on interest rate swaps	$—	$—	$8.8	$(1.7)	$0.4	$(0.3)
Reclassification of (gains) losses into net earnings on interest rate swaps	—	—	(2.3)	—	0.6	—
Net change in cash flow hedges	—	—	6.5	(1.7)	1.0	(0.3)
Defined Benefit Pension
Unrealized net (losses) gains on defined benefit pension plan	(0.9)	0.2	(0.5)	(0.8)	3.4	—
Foreign Currency Translation
Current period translation adjustments	130.4	(5.9)	(326.1)	14.5	(45.5)	0.4
Total other comprehensive income (loss)	$129.5	$(5.7)	$(320.1)	$12.0	$(41.1)	$0.1

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

The carrying value of the assets and liabilities associated with DomaniRx included in the Consolidated Balance Sheets as of December 31, 2023 and 2022, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$100.2	$134.1
Intangible assets	193.3	160.5
Other assets	3.2	0.6
Liabilities:
Other liabilities	3.9	10.0

Note 13—Revenue

Deferred revenues primarily represents unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of December 31, 2023 and 2022, approximately $72.0 million and $68.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $393.8 million, $262.9 million and $273.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, revenue of approximately $1,013.8 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $498.0 million is expected to be recognized over the next twelve months. As of December 31, 2022, revenue of approximately $1,000.3 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $484.8 million is expected to be recognized over the next twelve months.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$3,804.3	$3,731.8	$3,628.2
United Kingdom	638.6	573.1	596.0
Europe (excluding United Kingdom), Middle East and Africa	457.6	402.1	327.9
Asia-Pacific and Japan	279.8	258.2	228.0
Canada	221.3	228.0	190.5
Americas, excluding United States and Canada	101.2	89.8	80.4
Total	$5,502.8	$5,283.0	$5,051.0

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2023	2022	2021
Software-enabled services	$4,488.3	$4,273.9	$4,256.1
Maintenance and term licenses	873.7	874.7	671.2
Professional services	110.2	110.1	101.4
Perpetual licenses	30.6	24.3	22.3
Total	$5,502.8	$5,283.0	$5,051.0

Note 14—Stock-based Compensation

In March 2023, our Board of Directors adopted the 2023 Stock Incentive Plan (the “2023 Plan”), which became effective in May 2023 upon stockholder approval and replaced, on a prospective basis, the Second Amended and Restated 2014 Stock Incentive Plan. The 2023 Plan was adopted to increase the shares available for equity by an additional 11.5 million shares.

In March 2019, our Board of Directors adopted the Second Amended and Restated 2014 Stock Incentive Plan, which amended and restated our Amended and Restated 2014 Stock Incentive Plan (the “Amended 2014 Plan”) (together with the Amended 2014

Plan, the “2014 Plans”), which became effective in May 2019 upon stockholder approval. The 2014 Stock Option Plan authorized stock options to be granted for up to 6.0 million shares of our common stock. The Amended 2014 Plan was adopted with an initial share capacity of 24.0 million shares available for the grant of awards. The Amended 2014 Plan authorized the issuance of equity awards, including stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) and allowed the class of participants to include non-employee directors. The Second Amended and Restated 2014 Stock Incentive Plan was adopted to increase the shares available for equity awards by an additional 34.0 million shares.

Under the terms of the 2023 Plan and 2014 Plans, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant.

We generally settle RSUs, RSAs, stock appreciation rights (“SARs”), performance-based stock units (“PSUs”), and stock option exercises with newly issued common shares.

Restricted Stock Units

During the years ended December 31, 2023 and 2022, we granted RSUs which generally vest 1/3rd on the first anniversary of the grant and 1/4th of the remaining balance each six months thereafter for two years. We did not grant any RSUs during the year ended December 31, 2021. We determine the fair value of RSUs with a service condition using the value of our common stock on the date of the grant. At December 31, 2023, there was approximately $114.5 million of unearned non-cash stock-based compensation related to RSUs that we expect to recognize as expense over a remaining period of approximately 2.1 years. At December 31, 2022, there was approximately $119.9 million of unearned non-cash stock-based compensation related to RSUs that we expect to recognize as expense over a remaining period of approximately 2.9 years.

Performance-based Stock Units

In July 2021 and March 2022, we granted performance-based stock units at a grant date fair value of $75.03 per share and $71.89 per share, respectively, based on the value of our common stock on the date of the grant. These awards include established annual earnings per share growth targets and will measure performance against the target over the 2-year performance period. Performance is measured relative to a 2-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSUs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of units, if the annual growth rate meets or exceeds a specified level. During the year ended December 31, 2023, the Compensation Committee determined that the PSUs granted in July 2021 did not meet the threshold level of performance and were cancelled. As of December 31, 2023, the March 2022 PSUs did not meet the threshold level of performance and will not vest. During the year ended December 31, 2022, we recorded a true-up to reverse previously recorded stock-based compensation expense relating to the PSUs.

In 2023, we granted performance-based stock units with a market condition at a grant date fair value of $63.50, estimated using a Monte Carlo simulation model as of the date of the grant using an average of implied and historical volatility. These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSUs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of units, if the annual growth rate meets or exceeds a specified level. The ultimate payout of the PSUs is also subject to a relative total shareholder return (“TSR”) performance modifier, with the ultimate payout level adjusted upwards or downwards up to 20% (subject to the maximum 200% payout); however, no upward modifier will be applied if the Company's absolute TSR is negative for the 3-year performance period. As of December 31, 2023, there was approximately $16.2 million of unearned non-cash stock-based compensation related to the 2023 PSUs that we expect to recognize over a remaining period of approximately 2.2 years.

For the PSUs with a market condition valued using the Monte Carlo simulation model, we used the following weighted-average assumptions:

PSUs
2023
Expected life (years)	2.8
Expected volatility	27.4%
Risk-free interest rate	4.6%
Expected dividend yield	1.4%

Time-based Stock Options and SARs

Time-based stock options and SARs generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. Time-based stock options granted during 2023, 2022 and 2021 have a weighted-average grant date fair value of $17.54, $15.26 and $22.28 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based stock options vested during the years ended December 31, 2023, 2022 and 2021 was approximately $86.9 million, $102.1 million and $103.0 million, respectively. At December 31, 2023 and 2022, there was approximately $111.7 million and $201.6 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options that we expect to recognize as expense over a weighted-average remaining period of approximately 2.2 years and 2.7 years, respectively.

Performance-based Stock Options

In March and December 2021, we granted performance-based stock options (“PSOs”). These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSOs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of options that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of options, if the annual growth rate meets or exceeds a specified level. PSOs granted during 2021 have a weighted-average grant date fair value of $21.88 per share, based on the Black-Scholes options pricing model. During the year ended December 31, 2023 and 2022, no PSOs have vested. At December 31, 2023 and 2022, there was approximately $23.3 million and $60.8 million, respectively of unearned non-cash stock-based compensation related to PSOs that we expect to recognize as expense over a remaining period of approximately 1.2 years and 2.1 years, respectively. If the threshold level of performance is not achieved for the PSOs granted in December 2021, $38.5 million of previously recorded stock-based compensation expense may be reversed.

For the stock-options valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based stock options			PSOs
	2023	2022	2021	2021
Expected term to exercise (years)	4.0	4.0	4.0	4.0
Expected volatility	34.6%	35.3%	36.4%	36.3%
Risk-free interest rate	4.4%	4.0%	1.1%	1.0%
Expected dividend yield	1.4%	1.6%	1.0%	1.0%

Total Stock Options, RSUs and PSUs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Year Ended December 31,
	2023			2022			2021
Consolidated Statements of Comprehensive Income Classification	Options	RSUs, PSUs	Total	Options, SARs	RSUs, PSUs	Total	Options, SARs	RSUs, PSUs	Total
Cost of software-enabled services	$34.4	$22.6	$57.0	$47.2	$(1.1)	$46.1	$39.1	$3.7	$42.8
Cost of license, maintenance and other related	4.5	2.3	6.8	5.6	(0.1)	5.5	5.2	0.1	5.3
Total cost of revenues	38.9	24.9	63.8	52.8	(1.2)	51.6	44.3	3.8	48.1
Selling and marketing	19.7	9.3	29.0	24.2	(1.3)	22.9	19.1	1.5	20.6
Research and development	13.9	7.5	21.4	17.2	(0.6)	16.6	14.2	0.8	15.0
General and administrative	28.1	17.1	45.2	35.1	(1.4)	33.7	28.4	1.9	30.3
Total operating expenses	61.7	33.9	95.6	76.5	(3.3)	73.2	61.7	4.2	65.9
Total stock-based compensation expense	$100.6	$58.8	$159.4	$129.3	$(4.5)	$124.8	$106.0	$8.0	$114.0

The associated future income tax benefit recognized was $30.4 million, $23.8 million and $22.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

For the year ended December 31, 2023, the amount of cash received from the exercise of stock options was $115.4 million, with an associated tax benefit from stock awards realized of $28.9 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2023 was approximately $84.2 million. For the year ended December 31, 2022, the amount of cash received from the exercise of stock options was $91.8 million, with an associated tax benefit from stock awards realized of $19.2 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2022 was approximately $92.6 million. For the year ended December 31, 2021, the amount of cash received from the exercise of stock options was $197.7 million, with an associated tax benefit from stock awards realized of $43.6 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2021 was approximately $183.7 million.

The following table summarizes stock option and SAR activity as well as RSU and PSU activity as of and for the years ended December 31, 2023, 2022 and 2021 (share data in millions):

	Stock Options and SARs		PSUs and RSUs
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	42.7	$48.16	0.2	$44.96
Granted	9.5	$80.24	0.4	$75.03
Cancelled/forfeited	(2.1)	$61.90	—	$—
Vested	—	$—	(0.2)	$45.59
Exercised	(5.2)	$39.23	—	$—
Outstanding at December 31, 2021	44.9	$55.31	0.4	$75.03
Granted	3.2	$51.45	3.1	$55.61
Cancelled/forfeited	(1.6)	$71.50	(0.1)	$72.47
Exercised	(2.9)	$32.60	—	$—
Outstanding at December 31, 2022	43.6	$55.91	3.4	$58.71
Granted	0.6	$58.75	1.4	$58.54
Cancelled/forfeited	(1.9)	$68.89	(0.6)	$66.09
Exercised	(3.5)	$33.49	—	$—
Vested	—	$—	(0.7)	$52.72
Outstanding at December 31, 2023	38.8	$57.38	3.5	$59.04

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are exercisable and expected to vest at December 31, 2023:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Exercisable and Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
28.4	$52.22	$337.2	5.04	37.8	$56.76	$360.0	5.80

Note 15—Benefit Plans

We sponsor defined contribution plans that cover our domestic and international employees. During the years ended December 31, 2023, 2022 and 2021, we incurred $117.5 million, $111.7 million and $99.2 million, respectively, of employer contribution expenses under these plans. Additionally, we sponsor a defined benefit pension plan, which has total assets of $17.3 million and a net asset of $2.0 million as of December 31, 2023. The defined benefit pension plan we sponsor had total assets of $16.4 million and a net asset of $2.5 million as of December 31, 2022.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to SS&C common stockholders	$607.1	$650.2	$800.0

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	248.3	254.0	255.6
Weighted-average common stock equivalents – stock options and restricted shares	6.2	8.0	11.7
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	254.5	262.0	267.3

Earnings per share attributable to SS&C common stockholders – Basic	$2.45	$2.56	$3.13
Earnings per share attributable to SS&C common stockholders – Diluted	$2.39	$2.48	$2.99

Weighted-average stock options, SARs, RSUs and PSUs representing 23.4 million, 22.2 million and 8.9 million shares were outstanding for the years ended December 31, 2023, 2022 and 2021, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 17—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$751.6	$790.5	$831.0
Foreign	106.1	85.6	206.0
Income before income taxes	$857.7	$876.1	$1,037.0

The income tax provision consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$194.4	$185.6	$190.9
Foreign	63.7	45.5	60.8
State	73.9	73.0	72.7
Total	332.0	304.1	324.4
Deferred:
Federal	(53.9)	(51.9)	(64.6)
Foreign	(20.8)	(14.9)	4.0
State	(8.2)	(10.2)	(27.4)
Total	(82.9)	(77.0)	(88.0)
Total	$249.1	$227.1	$236.4

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 21% to income before income taxes as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Computed “expected” tax expense	$180.1	$184.0	$217.8
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	51.9	49.5	35.8
Foreign operations	34.6	8.7	(10.8)
Effects of stock based compensation	(5.5)	(9.3)	(24.4)
Effect of valuation allowance	(17.2)	8.5	4.1
Uncertain tax positions	19.2	(7.9)	8.9
Tax credits	(13.3)	(2.0)	(7.4)
Change in rate	-	0.2	13.5
Other	(0.7)	(4.6)	(1.1)
Provision for income taxes	$249.1	$227.1	$236.4

The components of deferred income taxes at December 31, 2023 and 2022 are as follows (in millions):

	2023		2022
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$87.8	$—	$113.4	$—
Deferred compensation	85.8	—	74.0	—
Tax credit carryforwards	31.1	—	29.7	—
Accrued expenses	6.4	—	20.7	—
Leases	65.2	58.2	74.7	66.4
Other	76.1	13.7	81.3	15.4
Depreciable and amortizable property	—	837.8	—	943.7
Investments	—	171.1	—	155.9
Total	352.4	1,080.8	393.8	1,181.4
Valuation allowance	(51.4)	—	(67.0)	—
Total	$301.0	$1,080.8	$326.8	$1,181.4

At December 31, 2023 and 2022, we had accrued a deferred income tax liability for foreign withholding taxes of $11.3 million and $12.7 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2023, we have domestic federal net operating loss carryforwards of $77.6 million, which will begin to expire in 2026 and state net operating loss carryforwards of $143.8 million, which will begin to expire in 2024. At December 31, 2023, we have foreign net operating loss carryforwards of $269.6 million, of which $241.7 million can be carried forward indefinitely. The remaining $27.9 million will begin to expire in 2024.

At December 31, 2023, we have tax credit carryforwards of $31.1 million relating to domestic and foreign jurisdictions, of which $16.9 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2024, $12.1 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2024, $1.4 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2027 and $0.7 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2027. The domestic credits consist primarily of federal and state research and development credits and foreign tax credits, while the foreign credits consist primarily of minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded valuation allowances of $51.4 million and $67.0 million at December 31, 2023 and 2022, respectively, related primarily to certain foreign and state net operating loss carryforwards, tax credit carryforwards and disallowed interest expense carryforwards. Of the $51.4 million valuation allowance recorded at December 31, 2023, $26.6 million relates to foreign attribute carryforwards that do not expire. The change in the valuation allowance from 2022 to 2023 is primarily due to the write-off of a valuation allowance on fully reserved interest carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in millions):

Balance at December 31, 2021	$132.9
Increases related to current year tax positions	10.8
Decreases related to prior tax positions	(12.0)
Lapse in statute of limitation	(4.8)
Foreign exchange translation adjustment	(0.8)
Balance at December 31, 2022	$126.1
Increases related to current year tax positions	14.6
Increases related to prior tax positions	7.3
Lapse in statute of limitation	(6.0)
Balance at December 31, 2023	$142.0

We accrued $3.0 million and recorded a net benefit of $3.7 million for potential penalties and interest on the unrecognized tax benefits during 2023 and 2022, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $32.1 million and $28.4 million at December 31, 2023 and 2022, respectively. Our unrecognized tax benefits increased from 2022 to 2023 due to increases in current and prior year tax positions, offset partially by a decrease due to a lapse in the statute of limitations for certain domestic and foreign tax filings. Our unrecognized tax benefits decreased from 2021 to 2022 due to a lapse in the statute of limitations for certain domestic and foreign tax filings and decreases in prior year tax positions, offset partially by an increase in current year tax positions. Our unrecognized tax benefits as of December 31, 2023 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2023.

We are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, India, California, Massachusetts, Missouri, New Jersey and New York. In these major jurisdictions, we are no longer subject to examination by tax authorities prior to tax years ending 2017, 2022, 2013, 2007, 2019, 2020, 2019 and 2015, respectively. Our U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2017 through December 31, 2019. Our India income tax returns are currently under audit or in appeals for all tax periods ending March 31, 2013 through March 31, 2018 and March 31, 2020 through March 31, 2023. Our California income tax returns are currently under audit or in appeals for the tax periods ended December 31, 2007 through 2018. Our Massachusetts income tax returns are currently under audit for the tax periods ended December 31, 2019 through 2020. Our New York income tax returns are currently under audit for the tax periods ended December 31, 2015 through 2018.

Note 18—Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

In connection with legal proceedings related to the resolved DST ERISA matters described below, including the settlement agreement which was submitted to the United States District Court for the Southern District of New York for preliminary approval on July 14, 2023, and which was granted final approval on October 25, 2023, we recorded an accrued liability of $55.1 million. Of this amount, $3.6 million of expense was recorded in 2023, $8.1 million of expense was recorded in 2022 and $43.4 million of expense was recorded in 2021. Expense amounts are included in other income (expense), net on the Consolidated Statements of Comprehensive Income. As of December 31, 2023, the accrued liability decreased to $3.0 million as a result of $52.1 million in payments made in 2023. The remaining $3.0 million payment was made in January 2024.

In the fourth quarter of 2023, the actions described herein were all dismissed with prejudice and claims in any way related to these matters were released.

On September 1, 2017, a putative representative action was filed on behalf of the DST 401(k) Profit Sharing Plan (the “Plan”) in the United States District Court for the Southern District of New York, captioned Ferguson, et al v. Ruane, Cunniff & Goldfarb Inc., et al. (“Ferguson”), naming as defendants DST, the Compensation Committee of DST’s Board of Directors, the Advisory Committee of the Plan and certain of DST’s present and/or former officers and directors (collectively the “DST Defendants”), alleging breach of fiduciary duties and other violations of the Employee Retirement Income Security Act (“ERISA”). The DST Defendants answered the operative complaint and asserted crossclaims for contribution and/or indemnification against Ruane, Cunniff & Goldfarb Inc. (“Ruane”). On January 9, 2020, Ruane filed an amended answer to the amended complaint and asserted crossclaims for contribution and/or indemnification against DST. On March 8, 2021, the Court denied without prejudice the plaintiffs’ (the “Ferguson Plaintiffs”) then-pending motions for leave to file a third amended complaint and for class certification, ordering that the parties address the effect, if any, on the Ferguson Plaintiffs’ motions of the March 4, 2021 decision by the United States Court of Appeals for the Second Circuit in Cooper v. Ruane, Cunniff & Goldfarb Inc. The Ferguson Plaintiffs renewed their motions for leave to file a third amended complaint and for class certification, which motions were fully briefed on May 10, 2021. On August 17, 2021, the Court certified a mandatory, non-opt-out class under Federal Rule of Civil Procedure 23(b)(1) that included all plan participants from March 14, 2010 through July 31, 2016 other than 28 plan fiduciaries. Arbitration Claimants, and the Canfield Plaintiffs and Mendon Plaintiffs, each as defined below, filed petitions under Federal Rule of Civil Procedure 23(f) with the Second Circuit on August 30, 2021 and August 31, 2021, respectively, seeking interlocutory review of the Ferguson class certification order, which the Ferguson Plaintiffs and the DST Defendants opposed. The Second Circuit denied the Rule 23(f) petitions on May 24, 2022 and May 25, 2022, respectively. On February 4, 2022, the Ferguson Plaintiffs filed a third amended complaint, which included the class allegations. On March 7, 2022, the DST Defendants and Ruane each filed answers to the Ferguson Plaintiffs’ third amended complaint and reasserted their respective cross-claims. On August 23, 2021, the DST Defendants moved for a temporary restraining order and preliminary injunction against other proceedings, including the below-described arbitrations, which arose out of or related to the allegations in Ferguson. Following briefing, on November 18, 2021, the Court granted the DST Defendants’ motion and entered a preliminary injunction enjoining the Ferguson class members, including Arbitration Claimants, from instituting new actions or litigating in arbitration or other proceedings against the DST Defendants matters arising out of or relating to the facts or transactions alleged in the operative Ferguson complaint. On November 18, 2021, the Court also ordered the DST Defendants and Arbitration Claimants to submit briefing regarding how the arbitration awards that had been entered against the DST Defendants should be handled in light of the Court’s class certification order and preliminary injunction.

On December 15, 2021, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs appealed the Court’s preliminary injunction. On December 23, 2021 and January 26, 2022, the DST Defendants, Arbitration Claimants, and the Ferguson Plaintiffs submitted briefs concerning the treatment of the arbitration awards that had been entered against the DST Defendants. On December 31, 2021, Arbitration Claimants sought an immediate stay of the preliminary injunction pending their appeal to the Second Circuit. On January 3, 2022, the Court denied Arbitration Claimants’ motion for an immediate stay and ordered the DST Defendants to show cause as to why the Court should not issue a stay of the preliminary injunction pending appeal. On February 3, 2022, the Court denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. The Court also held that it would determine the status of the arbitration awards already entered against DST at final judgment in the Ferguson action, either after trial or after settlement. On February 4, 2022, Arbitration Claimants filed a motion in the Second Circuit to stay the preliminary injunction pending their appeal of the Court’s preliminary injunction. On June 7, 2022, the Second Circuit denied Arbitration Claimants’ motion to stay the preliminary injunction pending appeal. On February 8, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon

Plaintiffs appealed the Court’s February 3, 2022 order. The February 8, 2022 appeal was consolidated with the December 15, 2021 appeal of the preliminary injunction. On May 17, 2022, Arbitration Claimants and the Canfield Plaintiffs and Mendon Plaintiffs filed their opening brief in the consolidated appeals. The DST Defendants filed their answering brief on September 15, 2022, and the reply was filed on October 20, 2022. On April 20, 2023, the Second Circuit heard oral argument on the appeals. On July 18, 2023, the DST Defendants submitted an unopposed motion to stay these appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed below, and on July 19, 2023, the Second Circuit granted the motion. Following final approval of the settlement, as discussed below, the Second Circuit dismissed these appeals with prejudice on December 4, 2023.

On July 10, 2020, the Ferguson Plaintiffs and the DST Defendants had reached an agreement in principle to settle the class claims for $27 million, subject to the occurrence of certain conditions, including: Court certification of a “non‑opt-out” class in the case that included as class members all participants of the Plan, Court approval of the settlement in accordance with applicable law, and the satisfactory resolution of claims made by certain other litigants. On September 18, 2020, the parties disclosed to the Court that the Ferguson Plaintiffs and Ruane also had reached a settlement in principle, subject to Court approval. The Ferguson Plaintiffs and the DST Defendants entered into a settlement agreement dated January 8, 2021 memorializing the terms of their proposed settlement, which was filed by the Ferguson Plaintiffs with the Court on the same date. On January 12, 2021, the Ferguson Plaintiffs moved for preliminary approval of the settlement with the DST Defendants, as well as preliminary approval of a separate settlement reached between the Ferguson Plaintiffs and Ruane. Arbitration Claimants and the U.S. Department of Labor (“DOL”) objected to various aspects of those settlements in filings dated January 15, 2021, January 27, 2021, and February 5, 2021. On August 17, 2021, the Court denied the Ferguson Plaintiffs’ motion for preliminary approval of the settlement on the terms proposed.

On November 10, 2022, the Ferguson parties filed another notice of settlement and a joint motion to stay the proceedings. The notice informed the Court that the Ferguson parties had reached a settlement in principle. On November 18, 2022, the Court stayed the Ferguson action, which stay was extended pending the Court’s consideration of the preliminary and final approval motions, as explained further below.

On April 5, 2023, Arbitration Claimants filed a motion to decertify the Rule 23(b)(1) class previously certified by the Court, or, in the alternative, to amend the class definition to remove Arbitration Claimants or permit them to opt out of the class. The Court held in abeyance the deadline to respond to the motion to allow the parties to conduct settlement discussions.

On April 7, 2023, the Ferguson parties filed a joint status report informing the Court that they had been working diligently with the DOL to finalize all necessary papers to document the settlement reached to resolve the Ferguson matter and all other related matters, and that the parties anticipated filing a final executed settlement agreement and supporting exhibits by April 14, 2023. On April 14, 2023, the DST Defendants informed the Court that, in response to a request from Arbitration Claimants, the United States District Court for the Western District of Missouri had entered an injunction, as discussed below, enjoining DST from entering into or effectuating an agreement that settles, disposes of, interferes with, invalidates, satisfies, sets aside, alters, or otherwise compromises any of the 55 judgments confirming arbitration awards entered by the Western District of Missouri on March 31, 2023.

On June 30, 2023, the Ferguson parties submitted a joint status report informing the Court that they, together with the DOL and Arbitration Claimants, had reached an agreement in principle to resolve the Ferguson matter, together with each of the related proceedings, and that the parties were working to prepare a complete written settlement agreement and supporting exhibits. The parties stated to the Court that the settlement would include a proposed schedule for preliminary approval, notice, and a fairness hearing. On July 5, 2023, the Court stayed all deadlines pending its consideration of the anticipated preliminary approval motion.

On July 14, 2023, the Ferguson Plaintiffs filed an unopposed motion for preliminary approval of the settlement, together with a settlement agreement and exhibits. The settlement agreement was signed by the Ferguson Plaintiffs, DST, Ruane, and Ruane’s former Chairman and Chief Executive Officer Robert D. Goldfarb (“Goldfarb”), and, as to certain provisions, the Secretary of the DOL, counsel for Arbitration Claimants, and counsel for the Canfield Plaintiffs and the Mendon Plaintiffs. Pursuant to the settlement, DST, Ruane, and Goldfarb paid a total of $124,625,000; and all pending matters related to the Plan were dismissed with prejudice and claims relating in any way thereto were released. On August 3, 2023, the Court preliminarily approved the settlement. On October 3, 2023, the Ferguson Plaintiffs filed an unopposed motion for final approval of the settlement. On October 23, 2023, the Court held a fairness hearing, and on October 25, 2023, the Court granted final approval and entered a Final Approval Order, Judgment, and Permanent Injunction, and directed that the case be closed. DST paid approximately $55.1 million to fund its share of the global settlement, and all pending related claims were discharged. DST made the majority of its settlement payment in the fourth quarter of 2023, and completed the payment in January 2024. All pending DST ERISA matters described herein have been dismissed with prejudice.

On September 28, 2018, a complaint was filed in the United States District Court for the Southern District of New York captioned Robert Canfield, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of five individual plaintiffs (the “Canfield Plaintiffs”). On November 5, 2018, a similar complaint was filed in the United States District Court for the Southern District of New York captioned Mark Mendon, et al. v. SS&C Technologies Holdings, Inc., et al., on behalf of two individual plaintiffs (the “Mendon Plaintiffs”). These complaints named as defendants SS&C, the DST Defendants, and Ruane. The underlying claim in each complaint was the same as in the above-described Ferguson matter, with the exception that these actions purported to be brought as individual actions and not putative class actions. On July 10, 2020, the Court granted the DST Defendants’ motion to disqualify plaintiffs’ counsel in the Canfield and Mendon actions. On March 17, 2021, the Court denied the DST Defendants’ motion to disqualify counsel from the arbitrations described below. On April 12, 2021, the Canfield Plaintiffs and Mendon Plaintiffs filed notices of voluntary dismissal dismissing their claims against Ruane with prejudice, which were entered by the Court on April 13, 2021. On April 22, 2021, the DST Defendants filed motions to dismiss the Canfield and Mendon actions. Those motions were fully briefed on May 28, 2021. On November 19, 2021, the Court dismissed the Canfield and Mendon actions. On December 17, 2021, the Canfield Plaintiffs and Mendon Plaintiffs appealed to the Second Circuit the Court’s November 19, 2021 orders dismissing their respective actions. On May 17, 2022, the Canfield Plaintiffs and Mendon Plaintiffs filed their opening briefs in those appeals. The DST Defendants filed their answering briefs on September 15, 2022. The Canfield Plaintiffs and Mendon Plaintiffs filed their reply briefs on October 20, 2022. On April 20, 2023, the Second Circuit heard oral argument on the appeals. On July 18, 2023, the DST Defendants submitted an unopposed motion to stay these appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed above, and on July 19, 2023, the Second Circuit granted the motion. Following final approval of the settlement, as discussed above, the Second Circuit dismissed these appeals with prejudice on December 4, 2023.

On October 8, 2019, a substantially similar action to the above-described Ferguson, Canfield, Mendon and below-described arbitration matters captioned Scalia v. Ruane, Cunniff & Goldfarb Inc. was filed by the DOL in the United States District Court for the Southern District of New York naming as defendants DST, the Advisory Committee of the Plan, the Compensation Committee of DST’s Board of Directors, and certain of DST’s former officers and directors, and alleging that the DST Defendants breached fiduciary duties in violation of ERISA in connection with the Plan. The complaint also named as defendants Ruane and Goldfarb. In the complaint, the DOL sought disgorgement, damages, and any other appropriate injunctive or equitable relief. The DST Defendants moved to dismiss the complaint on December 4, 2020 on the ground that the DOL’s complaint was time-barred. Other defendants also filed motions to dismiss on the same and other grounds. Briefing on the motions to dismiss was completed on February 5, 2021. On March 28, 2022, the Court denied defendants’ motions to dismiss, and Martin J. Walsh was substituted for Eugene Scalia as the plaintiff. On April 11, 2022, the DST Defendants answered the DOL’s complaint. On May 5, 2023, the Court stayed the action, then captioned Julie A. Su v. Ruane, Cunniff & Goldfarb Inc., et al.

On June 30, 2023, the parties to the DOL action informed the Court that they had reached an agreement in principle to resolve the Su action, together with each of the related proceedings, including the above-described Ferguson matter, and that the parties were working to agree on a complete written stipulation and supporting exhibits. The parties stated that the settlement would include a proposed schedule for preliminary approval, notice, and a fairness hearing. On July 5, 2023, the Court stayed all deadlines pending its consideration of the anticipated preliminary approval motion in the above-described Ferguson matter. On July 14, 2023, the parties filed a Joint Stipulation of Settlement and Release of Claims, together with a settlement agreement and exhibits, as discussed above. On October 25, 2023, in connection with the final approval of the parties’ settlement, the Court directed that the case be closed.

DST, the Advisory Committee of the Plan, and the Compensation Committee of DST’s Board of Directors were named in 579 substantially similar individual demands for arbitration, by former and current DST employees demanding arbitration under the DST Employee Arbitration Program and Agreement (“Arbitration Claimants”). The underlying claim in each was the same as in the above-described Ferguson matter, with the exception that the arbitrations purported to be brought as individual actions. On November 24, 2021, in light of the preliminary injunction entered in Ferguson discussed above, the American Arbitration Association (the “AAA”) ceased administration of the arbitrations brought by members of the Ferguson class, which included all Arbitration Claimants with the exception of certain former Plan fiduciaries. As of November 24, 2021, 557 demands for arbitration had been submitted to the AAA. As of the date on which the preliminary injunction was entered, those individual arbitrations were at various stages depending on the particular proceeding. Certain of those arbitrations had resulted in awards against DST and others had resulted in decisions finding no liability as against DST. Many of those decisions were subject to further appeal within the AAA. Certain of the arbitration proceedings had been resolved in whole or in part by settlement. After November 24, 2021, the AAA administered only those arbitration proceedings associated with claimants who were not members of the Ferguson class, certain of which resulted in awards against DST.

Between August 20, 2021 and November 17, 2021, counsel for Arbitration Claimants filed 177 motions to confirm certain of the arbitration awards. DST filed responses to those motions. Between October 4, 2021 and December 22, 2021, the Western District of Missouri issued orders confirming those 177 arbitration awards and entering judgments against DST. DST appealed those judgments to the United States Court of Appeals for the Eighth Circuit. On November 20, 2021, DST requested that the Eighth Circuit stay the pending appeals in light of the preliminary injunction entered in the above-described Ferguson matter. On December 3, 2021, the Eighth Circuit ordered the parties to brief DST’s stay request, and on January 3, 2022, the Eighth Circuit declined to stay the briefing schedule on the pending appeals and consolidated those appeals. DST filed its opening brief in the Eighth Circuit on March 24, 2022. Arbitration Claimants filed their opposition brief on April 26, 2022, and DST filed its reply brief on May 18, 2022. The Eighth Circuit heard oral argument on June 14, 2022. On November 28, 2022, the Eighth Circuit vacated the judgments confirming the 177 arbitration awards and remanded those actions to the Western District of Missouri to determine whether the district court had subject-matter jurisdiction and whether the district court should transfer the cases to the Southern District of New York. On December 14, 2022, the parties submitted simultaneous briefing to the Western District of Missouri regarding transfer. On March 31, 2023, the Western District of Missouri issued an order finding that it had subject-matter jurisdiction over 55 of the 177 confirmation actions, and confirmed the 55 arbitration awards in those actions and entered judgments against DST. The court dismissed the other 122 on the ground that it lacked subject-matter jurisdiction. The court further denied DST’s motion to transfer any of the 177 confirmation actions to the Southern District of New York. On April 28, 2023, DST appealed these judgments to the Eighth Circuit. On July 17, 2023, DST submitted an unopposed motion to stay these appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed above, and on July 18, 2023, the Eighth Circuit granted the motion. Following final approval of the settlement, as discussed above, the Eighth Circuit dismissed these appeals with prejudice on November 28, 2023.

On April 10, 2023, Arbitration Claimants filed in the Western District of Missouri an emergency motion seeking a Temporary Restraining Order and Preliminary Injunction prohibiting DST from settling or attempting to settle through any class or representative action the 55 arbitration awards the court had confirmed in its March 31, 2023 order, or any part thereof, unless such settlement was entered into individually and voluntarily by these 55 individuals. On April 10, 2023, the Western District of Missouri entered a preliminary injunction against DST in a text-only docket entry, which stated that “[i]n each of the 55 cases in which this Court has subject matter jurisdiction and entered an order on March 31, 2023 confirming an arbitration award, the Court hereby enjoins DST or anyone on behalf of DST from entering into or effectuating an agreement that settles, disposes of, interferes with, invalidates, satisfies, sets aside, alters, or otherwise compromises each such judgment, without the express written consent of each Confirmation Plaintiff in whose favor judgment was entered by this Court.” On April 12, 2023, DST appealed the preliminary injunction to the Eighth Circuit. On April 27, 2023, DST filed a motion in the Western District of Missouri seeking a stay of its preliminary injunction pending appeal. On May 5, 2023, the Western District of Missouri denied DST’s motion to stay the injunction. On July 17, 2023, DST submitted to the Eighth Circuit an unopposed motion to stay the appeals pending the Ferguson Court’s consideration of whether to preliminarily and finally approve the settlement that was proposed to that court on July 14, 2023, as discussed above, and on July 18, 2023, the Eighth Circuit granted the motion. Following final approval of the settlement, as discussed above, the Eighth Circuit dismissed these appeals with prejudice on November 28, 2023.

On November 9, 2021, Arbitration Claimants’ counsel filed in the Western District of Missouri a petition to compel arbitration captioned Addison v. DST Systems, Inc. (the “Addison Petition”) on behalf of 155 Arbitration Claimants, which DST opposed. On September 15, 2022, the Western District of Missouri dismissed the Addison Petition without prejudice, subject to that action being reopened after the Eighth Circuit’s rulings on DST’s appeals of the 177 orders confirming arbitration awards. On June 20, 2023, the Western District of Missouri reopened the Addison Petition. On July 19, 2023, the Western District of Missouri ordered that the Addison Petition be stayed in light of the Ferguson settlement, and on December 20, 2023, the Western District of Missouri dismissed the Addison Petition with prejudice.

On November 11, 2020, DST, the Compensation Committee of DST’s Board of Directors, and the Advisory Committee of the Plan as plaintiffs filed a complaint in the United States District Court for the Southern District of New York against Ruane, certain of its related entities, and certain of its current and former employees. The complaint asserted claims for contribution, indemnification, and breach of contract arising out of Ruane’s management of the Plan’s investments and claims for actual and constructive fraudulent conveyances. On May 24, 2021, Defendant Goldfarb filed an answer to the complaint. On December 17, 2021, the remaining defendants filed a motion to dismiss the DST plaintiffs’ complaint. On July 27, 2022, the Court denied without prejudice the pending motion to dismiss, and ordered the parties to submit by October 3, 2022 a joint status report with a new briefing schedule on the motion. On October 3, 2022, the parties filed a joint status report with a new briefing schedule on the motion, which the Court approved on October 4, 2022. On January 31, 2023, the Court stayed the proceedings. On July 5, 2023, the Court stayed all deadlines pending its consideration of the anticipated preliminary approval motion in Ferguson. As described above, on July 14, 2023, the Ferguson Plaintiffs filed an unopposed motion for preliminary approval of the proposed settlement with the Ferguson Court, together with a proposed settlement that, having been approved, resolves this action and all of the actions described above. On November 28, 2023, the case was dismissed with prejudice.

As stated above, in the fourth quarter of 2023, the actions described herein were all dismissed with prejudice and claims in any way related to these matters were released.

Note 19—Segment and Geographic Information

We operate in one operating segment. Our geographic regions consist of the (a) United States, (b) Europe, Middle East and Africa, (c) Asia Pacific and Japan, (d) Canada and (e) the Americas, excluding the United States and Canada.

Long-lived assets as of December 31, were (in millions):

	2023	2022	2021
United States	$236.4	$256.9	$285.7
Europe, Middle East and Africa	63.9	73.5	80.7
Asia-Pacific and Japan	15.0	18.4	20.6
Canada	7.5	5.0	5.1
Americas, excluding United States and Canada	0.1	0.1	0.3
Total	$322.9	$353.9	$392.4

Note 20—Subsequent Events

Dividend Declared

On February 15, 2024, our Board of Directors declared a quarterly cash dividend of $0.24 per share of common stock payable on March 15, 2024 to stockholders of record as of the close of business on March 1, 2024.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2024 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2024 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2024 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2024 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2024 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

4.2	Form of 5.500% Senior Notes due 2027 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019 (File No. 001-34675)
4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 in incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on February 28, 2020 (File No. 001-34675)

10.1

Credit Agreement, dated as of July 8, 2015, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated herein by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K, filed on July 8, 2015 (File No. 001-34675)

10.2

Amendment No. 1 to the Credit Agreement, dated as of March 2, 2017, by and among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., certain of SS&C’s subsidiaries, Deutsche Bank AG New York Branch and certain Lenders and L/C Issuers party thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 6, 2017 (File No. 001-34675)

10.3

Second Amendment to Credit Agreement, dated as of March 9, 2018, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C European Holdings S.a R.L, SS&C Technologies Holdings Europe S.a R.L., the Company’s other subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders and L/C issuers party thereto (Exhibit A thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 16, 2018 (File No. 001-34675))

10.4

Commitment Increase Amendment, dated as of October 1, 2018, among SS&C Technologies Holdings, Inc., certain of its subsidiaries and Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2018 (File No. 001-34675)

10.5

Commitment Increase Amendment, dated as of November 16, 2018, among SS&C Technologies Holdings, Inc., certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Deutsche Bank AG New York Branch, as lender

10.6

Stockholders Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to SS&C Technologies, Inc’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “2006 Form S-4”)

10.7

Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “2008 Form S-1”)

10.8

Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)

10.9

Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-28430)

10.10

Registration Rights Agreement, dated as of November 23, 2005, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the 2006 Form S-4

10.11

Registration Rights Agreement, dated as of November 16, 2018, by and between the Impala Private Holdings I, LLC and SS&C Technologies Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2018 (File No. 001-34675)

10.12†	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, the Registrant and SS&C Technologies, Inc. is incorporated herein by reference to Exhibit 10.27 to the 2010 Form S-1
10.13†

First Amended and Restated Employment Agreement, dated as of March 31, 2015, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2015 (File No. 001-34675)

10.14†

Offer Letter dated July 1, 2023, between Brian N. Schell and SS&C Technologies Holdings, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-34675)

10.15†	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1

10.16†

2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the “August 15, 2006 8-K”)

10.17†

Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 8-K

10.18†	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10.19†	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the 2008 Form S-1
10.20†	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1
10.21†

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.22†

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019 (File No. 001-34675)

10.23†

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.24†

Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.25†

Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.26†

Form of Stock Option Grant Notice and Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.27†

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.28†

Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.29†

SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan, adopted effective May 17, 2023, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on May 31, 2023 (File No. 333-272295)

10.30†*	Form of Stock Option Grant Notice and Form of Stock Option Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan
10.31†*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan
10.32†*	Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan
10.33

First Repricing Amendment to the Credit Agreement, dated as of January 31, 2020, among SS&C Technologies Holdings, Inc., SS&C European Holdings S.a r.l., SS&C Technologies Holdings Europe S.a r.l., SS&C Financing LLC, Credit Suisse AG and Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34675)

10.34

Incremental Joinder, dated as of March 22, 2022, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C Financing LLC, SS&C European Holdings S.à R.L, the other guarantors party thereto, the Term B-6 Lenders party thereto, the Term B-7 Lenders party thereto and Credit Suisse AG, Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 22, 2022 (File No. 001-34675)

10.35

Revolving Facility Amendment, dated as of December 28, 2022, by and among certain of SS&C Technologies Holdings, Inc.’s subsidiaries, SS&C Technologies Holdings, Inc., the other guarantors from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Senior Funding, Inc., and each lender from time to time party thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2023 (File No. 001-34675)

10.36

SOFR Amendment to Credit Agreement, dated as of June 6, 2023, among SS&C Technologies, Inc., SS&C European Holdings S.a.R.L., SS&C Technologies Holdings Europe S.a.R.L., SS&C Financing LLC, Credit Suisse AG, Cayman Islands Branch, as term facilities administrative agent, and Morgan Stanley Senior Funding, Inc., as revolving facility administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-34675)

19*	SS&C Technologies Holdings, Inc. Securities Transaction Policy, effective as of October 25, 2023
21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

97*	SS&C Technologies Holdings, Inc. Financial Statement Compensation Recoupment Policy, effective as of October 2, 2023
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document.
101.REF*	XBRL Taxonomy Reference Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 28, 2024
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Brian N. Schell	Executive Vice President and Chief	February 28, 2024
Brian N. Schell	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 28, 2024
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 28, 2024
Smita Conjeevaram

/s/ Michael E. Daniels	Director	February 28, 2024
Michael E. Daniels

/s/ Jonathan E. Michael	Director	February 28, 2024
Jonathan E. Michael

/s/ David A. Varsano	Director	February 28, 2024
David A. Varsano

/s/ Debra Walton-Ruskin	Director	February 28, 2024
Debra Walton-Ruskin

/s/ Michael J. Zamkow	Director	February 28, 2024
Michael J. Zamkow