Form 10-Q
period 2024-03-31
SS&C Technologies Holdings Inc
filed 2024-05-01
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 247,323,277 shares of the registrant’s common stock outstanding as of April 24, 2024.

SS&C TECHNOLOGIES HOLDINGS, INC.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$412.5	$432.2
Funds receivable and funds held on behalf of clients	2,027.0	2,615.6
Accounts receivable, net of allowance for credit losses of $27.4 and $25.1, respectively	879.9	799.4
Contract assets	43.2	36.1
Prepaid expenses and other current assets	142.8	165.8
Restricted cash and cash equivalents	2.2	2.4
Total current assets	3,507.6	4,051.5
Property, plant and equipment, net (Note 2)	300.1	315.3
Operating lease right-of-use assets	213.5	221.4
Investments (Note 3)	183.7	184.7
Unconsolidated affiliates (Note 4)	346.7	345.2
Contract assets	100.2	99.7
Goodwill (Note 5)	8,933.2	8,969.5
Intangible and other assets, net of accumulated amortization of $4,203.6 and $4,063.4, respectively	3,801.8	3,915.2
Total assets	$17,386.8	$18,102.5
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 6)	$50.8	$51.5
Client funds obligations	2,027.0	2,615.6
Accounts payable	38.3	80.3
Income taxes payable	65.3	22.3
Accrued employee compensation and benefits	168.9	270.2
Interest payable	2.8	29.4
Other accrued expenses	226.5	232.3
Deferred revenues	493.2	470.3
Total current liabilities	3,072.8	3,771.9
Long-term debt, net of current portion (Note 6)	6,593.5	6,668.5
Operating lease liabilities	191.7	199.1
Other long-term liabilities	256.2	248.7
Deferred income taxes	779.9	816.6
Total liabilities	10,894.1	11,704.8
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 7):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 277.3 million shares and 275.9 million shares issued, respectively, and 247.2 million shares and 246.6 million shares outstanding, respectively	2.8	2.8
Additional paid-in capital	5,468.2	5,371.0
Accumulated other comprehensive loss	(473.9)	(426.3)
Retained earnings	3,224.2	3,126.3
Cost of common stock in treasury, 30.1 and 29.3 million shares, respectively	(1,787.1)	(1,734.2)
Total SS&C stockholders’ equity	6,434.2	6,339.6
Noncontrolling interest (Note 8)	58.5	58.1
Total equity	6,492.7	6,397.7
Total liabilities and equity	$17,386.8	$18,102.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Software-enabled services	$1,187.7	$1,114.2
License, maintenance and related	247.3	248.5
Total revenues	1,435.0	1,362.7
Cost of revenues:
Software-enabled services	633.8	631.0
License, maintenance and related	94.0	94.7
Total cost of revenues	727.8	725.7
Gross profit	707.2	637.0
Operating expenses:
Selling and marketing	140.9	139.8
Research and development	120.9	118.2
General and administrative	112.5	98.9
Total operating expenses	374.3	356.9
Operating income	332.9	280.1
Interest expense, net	(116.0)	(111.9)
Other income, net	6.6	5.4
Equity in earnings of unconsolidated affiliates, net	2.3	5.7
Loss on extinguishment of debt	(1.1)	(0.6)
Income before income taxes	224.7	178.7
Provision for income taxes	66.7	52.5
Net income	158.0	126.2
Net income attributable to noncontrolling interest	(0.4)	(0.2)
Net income attributable to SS&C common stockholders	$157.6	$126.0

Basic earnings per share attributable to SS&C common stockholders	$0.64	$0.50
Diluted earnings per share attributable to SS&C common stockholders	$0.62	$0.49

Basic weighted-average number of common shares outstanding	247.0	250.4
Diluted weighted-average number of common and common equivalent shares outstanding	253.3	257.0

Net income	$158.0	$126.2
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(47.6)	42.0
Change in defined benefit pension obligation	—	0.1
Total other comprehensive (loss) income, net of tax	(47.6)	42.1
Comprehensive income	110.4	168.3
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.2)
Comprehensive income attributable to SS&C common stockholders	$110.0	$168.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net income	$158.0	$126.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.5	165.9
Equity in earnings of unconsolidated affiliates, net	(2.3)	(5.7)
Distributions received from unconsolidated affiliates	—	15.0
Stock-based compensation expense	45.1	41.9
Net gains on investments	(0.3)	(1.0)
Amortization and write-offs of loan origination costs and original issue discounts	3.3	3.5
Loss on extinguishment of debt	1.1	0.6
Loss on sale or disposition of property and equipment	—	6.4
Deferred income taxes	(31.4)	(30.2)
Provision for credit losses	5.1	5.0
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(89.7)	(35.3)
Prepaid expenses and other assets	7.9	38.7
Contract assets	(8.6)	0.1
Accounts payable	(40.6)	(9.3)
Accrued expenses and other liabilities	(133.9)	(155.7)
Income taxes prepaid and payable	70.1	59.6
Deferred revenue	31.2	29.1
Net cash provided by operating activities	180.5	254.8
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired and asset acquisitions	(0.7)	—
Additions to property and equipment	(5.8)	(10.5)
Proceeds from sale of property and equipment	3.3	—
Additions to capitalized software	(50.0)	(42.6)
Proceeds from sales / maturities of investments	0.1	0.9
Collection of other non-current receivables	2.5	2.4
Net cash used in investing activities	(50.6)	(49.8)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	15.0	145.0
Repayments of debt	(94.9)	(189.6)
Net decrease in client funds obligations	(690.0)	(541.9)
Proceeds from exercise of stock options	53.4	15.3
Withholding taxes paid related to equity award net share settlement	(6.8)	(0.1)
Purchases of common stock for treasury	(52.9)	(133.3)
Dividends paid on common stock	(59.7)	(50.7)
Net cash used in financing activities	(835.9)	(755.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.8)	0.9
Net decrease in cash, cash equivalents and restricted cash	(709.8)	(549.4)
Cash, cash equivalents and restricted cash, beginning of period	2,998.6	1,337.6
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,288.8	$788.2

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$412.5	$433.3
Restricted cash and cash equivalents	2.2	2.5
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	1,874.1	352.4
	$2,288.8	$788.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended March 31, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7
Net income	—	—	—	157.6	—	—	0.4	158.0
Foreign exchange translation adjustment	—	—	—	—	(47.6)	—	—	(47.6)
Stock-based compensation expense	—	—	45.1	—	—	—	—	45.1
Exercise of options, net of withholding taxes	1.4	—	51.9	—	—	—	—	51.9
Cash dividends declared - $0.24 per share	—	—	0.2	(59.7)	—	—	—	(59.5)
Purchases of common stock	—	—	—	—	—	(52.9)	—	(52.9)
Balance, at March 31, 2024	277.3	$2.8	$5,468.2	$3,224.2	$(473.9)	$(1,787.1)	$58.5	$6,492.7

	Three Months Ended March 31, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	126.0	—	—	0.2	126.2
Foreign exchange translation adjustment	—	—	—	—	42.0	—	—	42.0
Defined benefit pension adjustment	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	41.9	—	—	—	—	41.9
Exercise of options, net of withholding taxes	0.4	—	15.2	—	—	—	—	15.2
Cash dividends declared - $0.20 per share	—	—	—	(50.7)	—	—	—	(50.7)
Purchases of common stock	—	—	—	—	—	(134.7)	—	(134.7)
Balance, at March 31, 2023	272.3	$2.7	$5,168.7	$2,815.4	$(508.0)	$(1,394.8)	$56.8	$6,140.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “2023 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of March 31, 2024, the results of our operations for the three months ended March 31, 2024 and 2023, and our cash flows for the three months ended March 31, 2024 and 2023. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2023, which were included in the 2023 Form 10-K. The December 31, 2023 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	March 31,	December 31,
	2024	2023
Land	$37.5	$37.7
Building and improvements	266.1	265.5
Equipment, furniture, and fixtures	525.2	525.7
	828.8	828.9
Less: accumulated depreciation	(528.7)	(513.6)
Total property, plant and equipment, net	$300.1	$315.3

Depreciation expense for the three months ended March 31, 2024 and 2023 was $17.9 million and $19.0 million, respectively. As of March 31, 2024 and December 31, 2023, assets held for sale were $5.9 million and $9.0 million, respectively, and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet. Unpaid property, plant and equipment additions of $1.0 million and $2.9 million are included in accounts payable and other accrued expenses as of March 31, 2024 and December 31, 2023, respectively, in our condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	March 31,	December 31,
	2024	2023
Non-marketable equity securities	$124.0	$124.0
Seed capital investments	26.3	26.1
Marketable equity securities	22.5	23.1
Partnership interests in private equity funds	10.9	11.5
Total investments	$183.7	$184.7

There were no realized gains or losses for our equity securities in the three months ended March 31, 2024 and 2023. Unrealized gains for our equity securities are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Unrealized gains on equity securities held as of the end of the period	$0.9	$2.3

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

As of March 31, 2024 and December 31, 2023, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	March 31, 2024	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,781.6	$1,781.6	$—	$—
Seed capital investments (2)	26.3	26.3	—	—
Marketable equity securities (2)	22.5	22.5	—	—
Deferred compensation liabilities (3)	(12.3)	(12.3)	—	—
Total	$1,818.1	$1,818.1	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,212.6	$2,212.6	$—	$—
Seed capital investments (2)	26.1	26.1	—	—
Marketable equity securities (2)	23.1	23.1	—	—
Deferred compensation liabilities (3)	(11.7)	(11.7)	—	—
Total	$2,250.1	$2,250.1	$—	$—

(1)
As of March 31, 2024, included $112.3 million of cash and cash equivalents, $1.6 million of restricted cash and $1,667.7 million of funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet. As of December 31, 2023, included $131.7 million of cash and cash equivalents, $1.8 million of restricted cash and $2,079.1 million of funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)
Included in Investments on the Condensed Consolidated Balance Sheet.
(3)
Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $10.9 million and $11.5 million at March 31, 2024 and December 31, 2023, respectively, of which $9.3 million and $9.2 million, respectively, were measured using net asset value as a practical expedient for fair value and $1.6 million and $2.3 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		March 31, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$212.9	$—	$211.6	$—
International Financial Data Services L.P.	50.0%	68.9	30.6	68.3	31.4
Broadway Square Partners, LLP	50.0%	53.1	29.3	53.4	29.5
Pershing Road Development Company, LLC	50.0%	9.9	54.8	10.0	55.4
Other unconsolidated affiliates		1.9	—	1.9	—
Total		$346.7	$114.7	$345.2	$116.3

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statements of Comprehensive Income.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended March 31,
	2024	2023

Orbit Private Investments L.P.	$1.2	$4.8
International Financial Data Services L.P.	1.5	1.1
Pershing Road Development Company, LLC	(0.1)	(0.2)
Broadway Square Partners, LLP	(0.3)	0.1
Other unconsolidated affiliates	—	(0.1)
Total	$2.3	$5.7

Note 5—Goodwill

The change in carrying value of goodwill as of and for the three months ended March 31, 2024 is as follows (in millions):

Balance at December 31, 2023	$8,969.5
Adjustments to prior acquisitions	0.1
Effect of foreign currency translation	(36.4)
Balance at March 31, 2024	$8,933.2

Note 6—Debt

At March 31, 2024 and December 31, 2023, debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Senior secured credit facilities, weighted-average interest rate of 7.32% and 7.35%, respectively	$4,675.2	$4,755.1
5.5% senior notes due 2027	2,000.0	2,000.0
Unamortized original issue discount and debt issuance costs	(30.9)	(35.1)
	6,644.3	6,720.0
Less: current portion of long-term debt	50.8	51.5
Long-term debt	$6,593.5	$6,668.5

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at March 31, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-3	$994.4	April 16, 2025	0.25%
Term Loan B-4	938.9	April 16, 2025	0.25%
Term Loan B-5	1,582.0	April 16, 2025	0.25%
Term Loan B-6	394.0	March 22, 2029	0.25%
Term Loan B-7	765.9	March 22, 2029	0.25%
Revolving Credit Facility	—	December 28, 2027	None
Senior Notes	2,000.0	September 30, 2027	None

We intend to refinance the $3,515.3 million Term Loans B-3, B-4 and B-5, which are due April 16, 2025, in the near term. However, there can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,646.9	$4,688.4	$4,722.7	$4,774.4
5.5% senior notes due 2027	1,997.4	1,958.9	1,997.3	1,974.0

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 7—Stockholders’ Equity

Stock repurchase program

In both July 2022 and July 2023, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three months ended March 31, 2024 and 2023, we repurchased 0.8 million and 2.3 million shares, respectively, of common stock for approximately $52.9 million and $134.7 million, respectively, which includes a 1% excise tax on share repurchases. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid a quarterly cash dividend of $0.24 per share of common stock in March 2024 totaling $59.7 million. We paid a quarterly cash dividend of $0.20 per share of common stock in March 2023 totaling $50.7 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(424.5)	$(1.8)	$(426.3)
Net current period other comprehensive loss	(47.6)	—	(47.6)
Balance, March 31, 2024	$(472.1)	$(1.8)	$(473.9)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2024		2023
	Pretax	Tax Effect	Pretax	Tax Effect
Defined Benefit Pension
Unrealized net gains on defined benefit pension plan	$—	$—	$—	$0.1
Foreign Currency Translation
Current period translation adjustments	(48.6)	1.0	44.2	(2.2)
Total other comprehensive (loss) income	$(48.6)	$1.0	$44.2	$(2.1)

Note 8—Variable Interest Entity

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

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet at March 31, 2024 and December 31, 2023, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	March 31,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$95.1	$100.2
Intangible assets	200.6	193.3
Other assets	2.3	3.2
Liabilities:
Other liabilities	3.3	3.9

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of March 31, 2024 and December 31, 2023, approximately $68.5 million and $72.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $158.2 million for the three months ended March 31, 2024.

As of March 31, 2024, revenue of approximately $1,005.2 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $496.2 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$992.3	$954.9
United Kingdom	165.5	155.9
Europe (excluding United Kingdom), Middle East and Africa	115.9	105.4
Asia-Pacific and Japan	73.3	68.0
Canada	59.6	55.5
Americas, excluding United States and Canada	28.4	23.0
Total	$1,435.0	$1,362.7

The following table disaggregates our revenues by source (in millions):

	Three Months Ended March 31,
	2024	2023
Software-enabled services	$1,187.7	$1,114.2
Maintenance and term licenses	218.8	213.3
Professional services	23.8	27.7
Perpetual licenses	4.7	7.5
Total	$1,435.0	$1,362.7

Note 10—Stock Based Compensation

Stock options, SARs, PSUs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended March 31,
Condensed Consolidated Statements of Comprehensive Income Classification	2024	2023
Cost of software-enabled services	$15.4	$15.5
Cost of license, maintenance and other related	1.6	1.8
Total cost of revenues	17.0	17.3
Selling and marketing	7.7	7.9
Research and development	6.2	5.4
General and administrative	14.2	11.3
Total operating expenses	28.1	24.6
Total stock-based compensation expense	$45.1	$41.9

The stock-based compensation expense related to performance awards is adjusted for changes in our assessment of the performance target level that is probable of being achieved and the number of performance-based equity awards expected to vest. In December 2021, we granted performance-based stock options (“PSOs”) for which the 3-year performance period ends in December

2024. If the threshold level of performance is not achieved for these PSOs, $42.7 million of previously recorded stock-based compensation expense will be reversed.

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the three months ended March 31, 2024 (shares in millions):

	Stock Options and SARs	PSUs and RSUs
Outstanding at December 31, 2023	38.8	3.5
Granted	1.8	3.4
Cancelled/forfeited	(0.5)	(0.8)
Exercised	(1.3)	—
Vested	—	(0.3)
Outstanding at March 31, 2024	38.8	5.8

Note 11—Income Taxes

The effective tax rate was 29.7% and 29.4% for the three months ended March 31, 2024 and 2023, respectively. The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior year was primarily due to a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income attributable to SS&C common stockholders	$157.6	$126.0

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	247.0	250.4
Weighted-average common stock equivalents – stock options and restricted shares	6.3	6.6
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	253.3	257.0

Earnings per share attributable to SS&C common stockholders – Basic	$0.64	$0.50
Earnings per share attributable to SS&C common stockholders – Diluted	$0.62	$0.49

Weighted-average stock options, SARs, RSUs and PSUs representing 18.4 million and 25.0 million shares were outstanding for the three months ended March 31, 2024 and 2023, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 13—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our 2023 Form 10-K and the Condensed Consolidated Financial Statements included in this Form 10-Q. We use the term organic to refer to the businesses and operations that are included in the comparable prior year period on a constant currency basis. Organic excludes the impact of any business which we acquired for the time period which would impact the comparable prior year period.

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

Critical Accounting Policies

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2023 Form 10-K. Our critical accounting policies are described in the 2023 Form 10-K and include:

•
Investments
•
Intangible Assets and Goodwill
•
Software Capitalization
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

Our results of operations below include the results of our recent acquisition from the date which it was acquired. The Iress Managed Funds Administration Business (“2023 acquisition”) was acquired in October 2023.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Software-enabled services	82.8%	81.8%
License, maintenance and related	17.2%	18.2%
Total revenues	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2024	2023
Software-enabled services	$1,187.7	$1,114.2	6.6%
License, maintenance and related	247.3	248.5	(0.5)%
Total revenues	$1,435.0	$1,362.7	5.3%

Three Months Ended March 31, 2024 and 2023. Our revenues increased $72.3 million, or 5.3%, primarily due to an increase of $63.8 million in organic revenues driven by strength in the SS&C GlobeOp fund administration and virtual data room services businesses. Our revenues also increased due to the favorable impact from foreign currency translation of $5.6 million and the 2023 acquisition, which contributed $2.9 million in revenues. Software-enabled services revenues increased $73.5 million, or 6.6%, primarily due to an increase in organic revenues of $65.5 million and the favorable impact from foreign currency translation of $5.4 million, as well as the acquisition, which added $2.6 million in revenues. License, maintenance and related revenues decreased $1.2 million, or 0.5%, primarily due to a decrease in organic revenues of $1.7 million. Those decreases were partially offset by the acquisition, which added $0.3 million in revenues, and the favorable impact from foreign currency translation of $0.2 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Cost of software-enabled services	53.4%	56.6%
Cost of license, maintenance and related	38.0%	38.1%
Total cost of revenues	50.7%	53.3%
Gross margin percentage	49.3%	46.7%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2024	2023
Cost of software-enabled services	$633.8	$631.0	0.4%
Cost of license, maintenance and related	94.0	94.7	(0.7)%
Total cost of revenues	$727.8	$725.7	0.3%

Three Months Ended March 31, 2024 and 2023. Our total cost of revenues increased by $2.1 million, or 0.3%, due to the 2023 acquisition, which added costs of $4.7 million, and the unfavorable impact from foreign currency translation, which increased costs by $3.1 million. These increases were partially offset by a $5.7 million decrease in organic costs. Our organic cost decrease reflects continued efficiency improvement efforts in delivering client service. Cost of software-enabled services revenues increased $2.8 million, or 0.4%, primarily due to the 2023 acquisition, which added $4.7 million in costs, and the unfavorable impact from foreign currency translation of $2.6 million. These increases were partially offset by a $4.5 million decrease in organic costs. Cost of license, maintenance and related revenues decreased $0.7 million, or 0.7%, primarily due to a $1.2 million decrease in organic costs, partially offset by the unfavorable impact from foreign currency translation of $0.5 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Selling and marketing	9.8%	10.3%
Research and development	8.4%	8.7%
General and administrative	7.8%	7.3%
Total operating expenses	26.0%	26.3%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended March 31,		Percent Change from Prior Period
	2024	2023
Selling and marketing	$140.9	$139.8	0.8%
Research and development	120.9	118.2	2.3%
General and administrative	112.5	98.9	13.8%
Total operating expenses	$374.3	$356.9	4.9%

Three Months Ended March 31, 2024 and 2023. Operating expenses increased $17.4 million, or 4.9%, due to an increase of $15.1 million in organic operating expenses, the unfavorable impact from foreign currency translation of $1.8 million and the 2023 acquisition, which added $0.5 million in expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to shifting resources to support organic growth.

Comparison of the Three Months Ended March 31, 2024 and 2023 for Interest, Taxes and Other

Interest expense, net. Net interest expense totaled $116.0 million for the three months ended March 31, 2024 compared to $111.9 million for the three months ended March 31, 2023. The increase in interest expense, net for 2024 as compared to 2023, is due to a higher average interest rate on debt. We had an average interest rate of 6.86% and 6.21%, respectively, for the three months ended March 31, 2024 and 2023.

Other income, net. Other income, net was $6.6 million for the three months ended March 31, 2024 compared to $5.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, other income, consisted primarily of dividend income of $10.5 million, partially offset by foreign currency translation losses of $4.7 million. For the three months ended March 31, 2023, other income, net consisted primarily of dividend income of $10.2 million, partially offset by losses of $6.1 million related to the fair value adjustments on assets held for sale.

Equity in earnings of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $2.3 million and $5.7 million for the three months ended March 31, 2024 and 2023. Our equity in earnings of unconsolidated affiliates, net in 2023 included a $4.8 million adjustment to increase the carrying value of one of our investments.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Provision for income taxes	$66.7	$52.5
Effective tax rate	29.7%	29.4%

Our effective tax rates for the three months ended March 31, 2024 and 2023 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior year was primarily due to a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2024 to be 25.0% in the United Kingdom and approximately 28.0% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

On August 16, 2022, the Inflation Reduction Act was signed into law, which includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. The provisions were effective January 1, 2023 and were immaterial to our financial results, financial position and cash flows. The 1% excise tax on share repurchases is included as a cost to acquire treasury stock.

In 2021, the OECD (“Organisation for Economic Co-operation and Development”)/G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Further guidance has been released throughout 2022 and 2023. Certain aspects of Pillar Two are effective January 1, 2024 and other aspects are effective January 1, 2025. Many non-U.S. tax jurisdictions in which we operate have either recently enacted legislation or are in the process of enacting legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 or in future years. We do not expect the provisions effective in 2024 to materially impact our financial results, financial position and cash flows.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets, to repurchase shares of our common stock and to pay dividends on our common stock.

We intend to refinance the $3,515.3 million Term Loans B-3, B-4 and B-5, which are due April 16, 2025, in the near term. However, there can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. Provided that we do obtain such financing, we expect our cash on hand, cash flows from operations and cash available under our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

We paid a quarterly cash dividend of $0.24 per share of common stock in March 2024 totaling $59.7 million. We paid a quarterly cash dividend of $0.20 per share of common stock in March 2023 totaling $50.7 million.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,027.0 million of client funds obligations at March 31, 2024.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Three Months Ended March 31,
Net cash, cash equivalents and restricted cash provided by (used in):	2024	2023	Change From Prior Year
Operating activities	$180.5	$254.8	$(74.3)
Investing activities	(50.6)	(49.8)	(0.8)
Financing activities	(835.9)	(755.3)	(80.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.8)	0.9	(4.7)
Net decrease in cash, cash equivalents and restricted cash	$(709.8)	$(549.4)	$(160.4)

Net cash provided by operating activities was $180.5 million for the three months ended March 31, 2024. Cash provided by operating activities primarily resulted from net income of $158.0 million adjusted for non-cash items of $186.1 million, partially offset by changes in our working capital accounts totaling $163.6 million. The changes in our working capital accounts were driven by decreases in accrued expenses, an increase in accounts receivable and a decrease in accounts payable, partially offset by an increase in deferred revenue and change in income taxes prepaid and payable. The change in income taxes prepaid and payable is primarily driven by the timing of tax payments.

Investing activities used net cash of $50.6 million for the three months ended March 31, 2024, primarily related to $50.0 million in capitalized software development costs and $5.8 million in capital expenditures, partially offset by proceeds from the sale of property and equipment of $3.3 million and the collection of other non-current receivables of $2.5 million.

Financing activities used net cash of $835.9 million for the three months ended March 31, 2024, primarily representing a net decrease in client fund obligations of $690.0 million, $79.9 million of net debt repayments, $59.7 million in quarterly dividends paid and $52.9 million of purchases of common stock for treasury. These expenditures were partially offset by proceeds of $53.4 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At March 31, 2024, we held approximately $225.2 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made. At March 31, 2024, we held approximately $111.2 million in cash that was available to our foreign borrowers under our senior secured credit facility and will be used to facilitate debt servicing of those entities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at March 31, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-3	$994.4	April 16, 2025	0.25%
Term Loan B-4	938.9	April 16, 2025	0.25%
Term Loan B-5	1,582.0	April 16, 2025	0.25%
Term Loan B-6	394.0	March 22, 2029	0.25%
Term Loan B-7	765.9	March 22, 2029	0.25%
Revolving Credit Facility	—	December 28, 2027	None
Senior Notes	2,000.0	September 30, 2027	None

The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $596.2 million was available as of March 31, 2024. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $3.8 million was utilized as of March 31, 2024.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of March 31, 2024, we were in compliance with all financial and non-financial covenants.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in millions)	2024	2023	2024
Net income	$158.0	$126.2	$640.4
Interest expense, net	116.0	111.9	473.9
Provision for income taxes	66.7	52.5	263.3
Depreciation and amortization	165.5	165.9	670.1
EBITDA	506.2	456.5	2,047.7
Stock-based compensation	45.1	41.9	162.6
Acquired EBITDA and cost savings (1)	—	—	—
Loss on extinguishment of debt	1.1	0.6	2.7
Equity in earnings of unconsolidated affiliates, net	(2.3)	(5.7)	(96.6)
Purchase accounting adjustments (2)	1.9	2.0	9.1
ASC 606 adoption impact	(0.7)	(0.7)	(3.0)
Foreign currency translation losses (gains)	4.7	(0.5)	4.9
Investment gains (3)	(10.6)	(11.2)	(18.4)
Facilities and workforce restructuring	12.2	17.8	51.2
Acquisition related (4)	0.8	2.3	(1.6)
Other (5)	(0.5)	6.6	0.3
Consolidated EBITDA	$557.9	$509.6	$2,158.9
Consolidated EBITDA attributable to noncontrolling interest (6)	(1.1)	(0.6)	(3.4)
Consolidated EBITDA attributable to SS&C common stockholders	$556.8	$509.0	$2,155.5

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
(3)
Investment gains includes unrealized fair value adjustments of investments and dividend income received on investments.
(4)
Acquisition related includes costs related to both current acquisitions and the resolution of pre-acquisition matters.
(5)
Other includes additional expenses and income that are permitted to be excluded per the terms of our amended senior secured credit facility from Consolidated EBITDA, a financial measure used in calculating our covenant compliance.
(6)
Consolidated EBITDA attributable to noncontrolling interest represents Consolidated EBITDA based on the ownership interest retained by the noncontrolling parties of DomaniRx, our consolidated variable interest entity.

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of March 31, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	2.02x

_____________________________________________________

(1)
Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $95.1 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the three months ended March 31, 2024, our average daily cash balances of approximately $1,821.3 million were maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rate would equal approximately $9.7 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At March 31, 2024, total variable interest rate debt was approximately $4,675.2 million. As of March 31, 2024, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $46.8 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of March 31, 2024 was approximately $49.0 million. The impact of a 10% change in fair value of these investments would have been approximately $3.6 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2024, approximately 31% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income, net. These amounts were not material for the three months ended March 31, 2024. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the first quarter of 2024 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
January 1, 2024 – January 31, 2024	—	$—	—	$772.5
February 1, 2024 – February 29, 2024	—	$63.81	—	$769.5
March 1, 2024 – March 31, 2024	0.8	$63.21	0.8	$719.6
Total	0.8		0.8

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

10.1

First Supplemental Indenture, dated as of April 26, 2024, by and among SS&C Technologies, Inc., certain of SS&C Technologies Holdings, Inc.’s subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee*

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

Date: May 1, 2024