Form 10-Q
period 2024-06-30
SS&C Technologies Holdings Inc
filed 2024-08-01
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 245,419,928 shares of the registrant’s common stock outstanding as of July 24, 2024.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$462.7	$432.2
Funds receivable and funds held on behalf of clients	1,624.2	2,615.6
Accounts receivable, net of allowance for credit losses of $29.9 and $25.1, respectively	868.4	799.4
Contract assets	40.7	36.1
Prepaid expenses and other current assets	132.8	165.8
Restricted cash and cash equivalents	3.3	2.4
Total current assets	3,132.1	4,051.5
Property, plant and equipment, net (Note 2)	304.7	315.3
Operating lease right-of-use assets	203.9	221.4
Investments (Note 3)	181.2	184.7
Unconsolidated affiliates (Note 4)	337.1	345.2
Contract assets	101.7	99.7
Goodwill (Note 5)	8,935.3	8,969.5
Intangible and other assets, net of accumulated amortization of $4,354.1 and $4,063.4, respectively	3,709.2	3,915.2
Total assets	$16,905.2	$18,102.5
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 6)	$39.0	$51.5
Client funds obligations	1,624.2	2,615.6
Accounts payable	57.2	80.3
Income taxes payable	1.0	22.3
Accrued employee compensation and benefits	221.6	270.2
Interest payable	36.1	29.4
Other accrued expenses	229.7	232.3
Deferred revenues	482.9	470.3
Total current liabilities	2,691.7	3,771.9
Long-term debt, net of current portion (Note 6)	6,575.1	6,668.5
Operating lease liabilities	183.0	199.1
Other long-term liabilities	198.9	248.7
Deferred income taxes	769.7	816.6
Total liabilities	10,418.4	11,704.8
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 7):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 278.6 million shares and 275.9 million shares issued, respectively, and 244.8 million shares and 246.6 million shares outstanding, respectively	2.8	2.8
Additional paid-in capital	5,557.0	5,371.0
Accumulated other comprehensive loss	(471.1)	(426.3)
Retained earnings	3,354.4	3,126.3
Cost of common stock in treasury, 33.8 and 29.3 million shares, respectively	(2,015.2)	(1,734.2)
Total SS&C stockholders’ equity	6,427.9	6,339.6
Noncontrolling interest (Note 8)	58.9	58.1
Total equity	6,486.8	6,397.7
Total liabilities and equity	$16,905.2	$18,102.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Software-enabled services	$1,192.4	$1,106.5	$2,380.1	$2,220.7
License, maintenance and related	259.1	256.1	506.4	504.6
Total revenues	1,451.5	1,362.6	2,886.5	2,725.3
Cost of revenues:
Software-enabled services	654.0	628.6	1,287.8	1,259.6
License, maintenance and related	99.2	92.9	193.2	187.6
Total cost of revenues	753.2	721.5	1,481.0	1,447.2
Gross profit	698.3	641.1	1,405.5	1,278.1
Operating expenses:
Selling and marketing	142.6	137.1	283.5	276.9
Research and development	128.7	119.6	249.6	237.8
General and administrative	99.4	96.2	211.9	195.1
Total operating expenses	370.7	352.9	745.0	709.8
Operating income	327.6	288.2	660.5	568.3
Interest expense, net	(113.3)	(118.0)	(229.3)	(229.9)
Other income, net	0.6	14.9	7.2	20.3
Equity in earnings of unconsolidated affiliates, net	17.3	9.4	19.6	15.1
Loss on extinguishment of debt	(27.7)	—	(28.8)	(0.6)
Income before income taxes	204.5	194.5	429.2	373.2
Provision for income taxes	13.8	63.6	80.5	116.1
Net income	190.7	130.9	348.7	257.1
Net income attributable to noncontrolling interest	(0.4)	(0.2)	(0.8)	(0.4)
Net income attributable to SS&C common stockholders	$190.3	$130.7	$347.9	$256.7

Basic earnings per share attributable to SS&C common stockholders	$0.77	$0.53	$1.41	$1.03
Diluted earnings per share attributable to SS&C common stockholders	$0.75	$0.51	$1.38	$1.00

Basic weighted-average number of common shares outstanding	246.2	248.5	246.6	249.5
Diluted weighted-average number of common and common equivalent shares outstanding	252.3	255.0	252.7	256.0

Net income	$190.7	$130.9	$348.7	$257.1
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	2.7	66.2	(44.9)	108.2
Change in defined benefit pension obligation	0.1	(0.1)	0.1	—
Total other comprehensive income (loss), net of tax	2.8	66.1	(44.8)	108.2
Comprehensive income	193.5	197.0	303.9	365.3
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.2)	(0.8)	(0.4)
Comprehensive income attributable to SS&C common stockholders	$193.1	$196.8	$303.1	$364.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net income	$348.7	$257.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333.0	331.8
Equity in earnings of unconsolidated affiliates, net	(19.6)	(15.1)
Distributions received from unconsolidated affiliates	2.5	16.2
Stock-based compensation expense	95.7	75.4
Net losses (gains) on investments	0.6	(1.8)
Amortization and write-offs of loan origination costs and original issue discounts	5.2	6.9
Loss on extinguishment of debt	28.8	0.6
(Gain) loss on sale or disposition of property and equipment	(0.1)	6.9
Deferred income taxes	(49.4)	(52.7)
Provision for credit losses	9.7	8.0
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(83.3)	(28.2)
Prepaid expenses and other assets	16.5	62.7
Contract assets	(7.2)	9.0
Accounts payable	(37.4)	(5.0)
Accrued expenses and other liabilities	(90.2)	(106.4)
Income taxes prepaid and payable	(8.3)	0.9
Deferred revenue	20.2	17.9
Net cash provided by operating activities	565.4	584.2
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired and asset acquisitions	(0.9)	(0.1)
Additions to property and equipment	(15.8)	(24.2)
Proceeds from sale of property and equipment	3.2	—
Additions to capitalized software	(100.2)	(97.2)
Proceeds from sales / maturities of investments	0.2	2.1
Distributions received from unconsolidated affiliates	24.5	—
Collection of other non-current receivables	5.0	5.0
Net cash used in investing activities	(84.0)	(114.4)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	4,745.0	175.0
Repayments of debt	(4,850.1)	(344.8)
Payment of deferred financing fees	(30.0)	—
Net decrease in client funds obligations	(1,151.6)	(613.6)
Proceeds from exercise of stock options	103.7	45.1
Withholding taxes paid related to equity award net share settlement	(14.9)	(1.6)
Purchases of common stock for treasury	(279.9)	(244.1)
Dividends paid on common stock	(119.8)	(101.2)
Net cash used in financing activities	(1,597.6)	(1,085.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	0.6
Net decrease in cash, cash equivalents and restricted cash	(1,120.1)	(614.8)
Cash, cash equivalents and restricted cash, beginning of period	2,998.6	1,337.6
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$1,878.5	$722.8

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$462.7	$439.7
Restricted cash and cash equivalents	3.3	2.5
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	1,412.5	280.6
	$1,878.5	$722.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended June 30, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2024	277.3	$2.8	$5,468.2	$3,224.2	$(473.9)	$(1,787.1)	$58.5	$6,492.7
Net income	—	—	—	190.3	—	—	0.4	190.7
Foreign exchange translation adjustment	—	—	—	—	2.7	—	—	2.7
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	50.6	—	—	—	—	50.6
Exercise of options, net of withholding taxes	1.3	—	37.7	—	—	—	—	37.7
Purchases of common stock	—	—	—	—	—	(228.1)	—	(228.1)
Cash dividends declared - $0.24 per share	—	—	0.5	(60.1)	—	—	—	(59.6)
Balance, at June 30, 2024	278.6	$2.8	$5,557.0	$3,354.4	$(471.1)	$(2,015.2)	$58.9	$6,486.8

	Three Months Ended June 30, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2023	272.3	$2.7	$5,168.7	$2,815.4	$(508.0)	$(1,394.8)	$56.8	$6,140.8
Net income	—	—	—	130.7	—	—	0.2	130.9
Foreign exchange translation adjustment	—	—	—	—	66.2	—	—	66.2
Change in defined benefit plan obligation	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	33.5	—	—	—	—	33.5
Exercise of options, net of withholding taxes	0.9	—	28.4	—	—	—	—	28.4
Purchases of common stock	—	—	—	—	—	(111.9)	—	(111.9)
Cash dividends declared - $0.20 per share	—	—	—	(50.5)	—	—	—	(50.5)
Balance, at June 30, 2023	273.2	$2.7	$5,230.6	$2,895.6	$(441.9)	$(1,506.7)	$57.0	$6,237.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Six Months Ended June 30, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7
Net income	—	—	—	347.9	—	—	0.8	348.7
Foreign exchange translation adjustment	—	—	—	—	(44.9)	—	—	(44.9)
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	95.7	—	—	—	—	95.7
Exercise of options, net of withholding taxes	2.7	—	89.6	—	—	—	—	89.6
Purchases of common stock	—	—	—	—	—	(281.0)	—	(281.0)
Cash dividends declared - $0.48 per share	—	—	0.7	(119.8)	—	—	—	(119.1)
Balance, at June 30, 2024	278.6	$2.8	$5,557.0	$3,354.4	$(471.1)	$(2,015.2)	$58.9	$6,486.8

	Six Months Ended June 30, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	256.7	—	—	0.4	257.1
Foreign exchange translation adjustment	—	—	—	—	108.2	—	—	108.2
Stock-based compensation expense	—	—	75.4	—	—	—	—	75.4
Exercise of options, net of withholding taxes	1.3	—	43.6	—	—	—	—	43.6
Purchases of common stock	—	—	—	—	—	(246.6)	—	(246.6)
Cash dividends declared - $0.40 per share	—	—	—	(101.2)	—	—	—	(101.2)
Balance, at June 30, 2023	273.2	$2.7	$5,230.6	$2,895.6	$(441.9)	$(1,506.7)	$57.0	$6,237.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “2023 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2024, the results of our operations for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2023, which were included in the 2023 Form 10-K. The December 31, 2023 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30,	December 31,
	2024	2023
Land	$37.6	$37.7
Building and improvements	268.0	265.5
Equipment, furniture, and fixtures	546.1	525.7
	851.7	828.9
Less: accumulated depreciation	(547.0)	(513.6)
Total property, plant and equipment, net	$304.7	$315.3

Depreciation expense for the three and six months ended June 30, 2024 was $18.4 million and $36.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $18.1 million and $37.1 million, respectively. As of June 30, 2024 and December 31, 2023, assets held for sale were $5.9 million and $9.0 million, respectively, and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet. Unpaid property, plant and equipment additions of $14.0 million and $2.9 million are included in accounts payable and other accrued expenses as of June 30, 2024 and December 31, 2023, respectively, in our condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	June 30,	December 31,
	2024	2023
Non-marketable equity securities	$124.0	$124.0
Seed capital investments	25.9	26.1
Marketable equity securities	20.6	23.1
Partnership interests in private equity funds	10.7	11.5
Total investments	$181.2	$184.7

There were no realized gains or losses for our equity securities in the three and six months ended June 30, 2024 and 2023. Unrealized gains for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized (losses) gains on equity securities held as of the end of the period	$(0.7)	$0.9	$0.2	$3.2

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

As of June 30, 2024 and December 31, 2023, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,420.2	$1,420.2	$—	$—
Seed capital investments (2)	25.9	25.9	—	—
Marketable equity securities (2)	20.6	20.6	—	—
Deferred compensation liabilities (3)	(11.6)	(11.6)	—	—
Total	$1,455.1	$1,455.1	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,212.6	$2,212.6	$—	$—
Seed capital investments (2)	26.1	26.1	—	—
Marketable equity securities (2)	23.1	23.1	—	—
Deferred compensation liabilities (3)	(11.7)	(11.7)	—	—
Total	$2,250.1	$2,250.1	$—	$—

(1)
As of June 30, 2024, included $130.8 million of cash and cash equivalents, $2.6 million of restricted cash and $1,286.8 million of funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet. As of December 31, 2023, included $131.7 million of cash and cash equivalents, $1.8 million of restricted cash and $2,079.1 million of funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)
Included in Investments on the Condensed Consolidated Balance Sheet.
(3)
Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $10.7 million and $11.5 million at June 30, 2024 and December 31, 2023, respectively, of which $9.2 million in each year, were measured using net asset value as a practical expedient for fair value and $1.5 million and $2.3 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		June 30, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$202.2	$—	$211.6	$—
International Financial Data Services L.P.	50.0%	70.4	29.7	68.3	31.4
Broadway Square Partners, LLP	50.0%	52.9	29.1	53.4	29.5
Pershing Road Development Company, LLC	50.0%	9.8	54.2	10.0	55.4
Other unconsolidated affiliates		1.8	—	1.9	—
Total		$337.1	$113.0	$345.2	$116.3

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statements of Comprehensive Income.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Orbit Private Investments L.P.	$16.2	$7.6	$17.4	$12.4
International Financial Data Services L.P.	1.5	1.4	3.0	2.5
Pershing Road Development Company, LLC	(0.2)	(0.7)	(0.3)	(0.9)
Broadway Square Partners, LLP	(0.2)	(0.1)	(0.5)	—
Other unconsolidated affiliates	—	1.2	—	1.1
Total	$17.3	$9.4	$19.6	$15.1

During the three months ended June 30, 2024, we received a distribution of $26.9 million from our unconsolidated affiliate, Orbit Private Investments L.P. which reduced our investment in the affiliate. We recorded the distribution as a $2.4 million operating cash inflow and a $24.5 million investing cash inflow in our condensed consolidated statements of cash flows due to the nature of the distribution.

Note 5—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2024 is as follows (in millions):

Balance at December 31, 2023	$8,969.5
Adjustments to prior acquisitions	0.1
Effect of foreign currency translation	(34.3)
Balance at June 30, 2024	$8,935.3

Note 6—Debt

At June 30, 2024 and December 31, 2023, debt consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Senior secured credit facilities, weighted-average interest rate of 7.34% and 7.35%, respectively	$3,900.0	$4,755.1
5.5% senior notes due 2027	2,000.0	2,000.0
6.5% senior notes due 2032	750.0	—
Unamortized original issue discount and debt issuance costs	(35.9)	(35.1)
	6,614.1	6,720.0
Less: current portion of long-term debt	39.0	51.5
Long-term debt	$6,575.1	$6,668.5

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at June 30, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-8	$3,900.0	May 9, 2031	0.25%
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None

Senior Secured Credit Facilities and Senior Notes

On May 9, 2024, we entered into the Incremental Joinder & First Amendment to Credit Agreement (the “Amendment”) which amends our existing amended and restated credit agreement, dated as of April 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Pursuant to the Amendment, we borrowed $3,935.0 million in aggregate principal amount of incremental term B-8 loans (the “Term B-8 Loans”). The Term B-8 Loans bear interest at, at our option, the Base Rate (as defined in the Amendment), plus 1.00% per annum, or the Term SOFR Rate (as defined in the Amendment), plus 2.00% per annum.

Also on May 9, 2024, we issued $750.0 million aggregate principal amount of 6.5% Senior Notes due 2032 (the “6.5% Senior Notes”). The 6.5% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior indebtedness. The 6.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, by SS&C Holdings and all of its existing domestic restricted subsidiaries (other than SS&C Technologies) that guarantee our existing senior secured credit facilities and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities and certain other indebtedness. Interest on the 6.5% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024.

The net proceeds of the Term B-8 Loans and from the sale of the 6.5% Senior Notes were used to repay all amounts owed under the term B-3 loans, the term B-4 loans, the term B-5 loans, the term B-6 loans and the term B-7 loans (together, the “Existing Term Loans”) under the Credit Agreement, as well as to pay related fees and expenses.

Debt issuance costs and loss on extinguishment of debt

We evaluated the borrowing of our Term B-8 Loans and issuance of 6.5% Senior Notes and the repayment of our Existing Term Loans in accordance with FASB Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. We determined that the new debt borrowing and issuance and existing debt repayment were two independent transactions due to the fact that (i) no single investor held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with creditors about modifying the old debt, and (iii) all lenders were provided the same opportunity to participate in the new debt regardless of whether they were an existing lender. Consequently, the refinancing was accounted for as a debt extinguishment. As a result, we capitalized an aggregate of $34.5 million in financing costs during the three months ended June 30, 2024, which represent new third-party costs. The Existing Term Loans borrowing costs of $27.7 million were expensed and are included in Loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2024.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$3,873.8	$3,915.8	$4,722.7	$4,774.4
5.5% senior notes due 2027	1,997.7	1,972.1	1,997.3	1,974.0
6.5% senior notes due 2032	742.6	757.6	—	—

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 7—Stockholders’ Equity

Stock repurchase program

In July 2023, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In July 2024, our Board of Directors authorized a stock repurchase program, which enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three and six months ended June 30, 2024, we repurchased 3.7 million and 4.5 million shares, respectively, of common stock for approximately $228.1 million and $281.0 million, respectively, which includes a 1% excise tax on share repurchases. During the three and six months ended June 30, 2023, we repurchased 2.0 million and 4.3 million shares, respectively, of common stock for approximately $111.9 million and $246.6 million, respectively, which includes a 1% excise tax on share repurchases. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid quarterly cash dividends of $0.24 per share of common stock in each of March and June 2024 totaling $119.8 million. We paid quarterly cash dividends of $0.20 per share of common stock in each of March and June 2023 totaling $101.2 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(424.5)	$(1.8)	$(426.3)
Net current period other comprehensive (loss) income	(44.9)	0.1	(44.8)
Balance, June 30, 2024	$(469.4)	$(1.7)	$(471.1)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Defined Benefit Pension
Unrealized net gains (losses) on defined benefit pension plan	$—	$0.1	$(0.1)	$—	$—	$0.1	$(0.1)	$0.1
Foreign Currency Translation
Current period translation adjustments	3.1	(0.4)	69.3	(3.1)	(45.5)	0.6	113.6	(5.4)
Total other comprehensive income (loss)	$3.1	$(0.3)	$69.2	$(3.1)	$(45.5)	$0.7	$113.5	$(5.3)

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

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet at June 30, 2024 and December 31, 2023, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	June 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$88.5	$100.2
Intangible assets	209.0	193.3
Other assets	2.3	3.2
Liabilities:
Other liabilities	2.7	3.9

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of June 30, 2024 and December 31, 2023, approximately $65.6 million and $72.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $111.7 million for the six months ended June 30, 2024.

As of June 30, 2024, revenue of approximately $984.3 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $493.3 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$1,015.4	$942.8	$2,007.7	$1,897.7
United Kingdom	155.8	157.4	321.3	313.3
Europe (excluding United Kingdom), Middle East and Africa	118.8	115.5	234.7	220.9
Asia-Pacific and Japan	78.9	68.6	152.2	136.6
Canada	54.7	53.7	114.3	109.2
Americas, excluding United States and Canada	27.9	24.6	56.3	47.6
Total	$1,451.5	$1,362.6	$2,886.5	$2,725.3

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software-enabled services	$1,192.4	$1,106.5	$2,380.1	$2,220.7
Maintenance and term licenses	224.4	218.6	443.2	431.9
Professional services	25.1	28.6	48.9	56.3
Perpetual licenses	9.6	8.9	14.3	16.4
Total	$1,451.5	$1,362.6	$2,886.5	$2,725.3

Note 10—Stock-based Compensation

Stock options, SARs, PSUs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2024	2023	2024	2023
Cost of software-enabled services	$17.7	$12.9	$33.1	$28.4
Cost of license, maintenance and other related	2.2	1.5	3.8	3.3
Total cost of revenues	19.9	14.4	36.9	31.7
Selling and marketing	9.3	6.6	17.0	14.5
Research and development	7.8	4.6	14.0	10.0
General and administrative	13.6	7.9	27.8	19.2
Total operating expenses	30.7	19.1	58.8	43.7
Total stock-based compensation expense	$50.6	$33.5	$95.7	$75.4

The stock-based compensation expense related to performance awards is adjusted for changes in our assessment of the performance target level that is probable of being achieved and the number of performance-based equity awards expected to vest. In December 2021, we granted performance-based stock options (“PSOs”) for which the 3-year performance period ends in December 2024. If the threshold level of performance is not achieved for these PSOs, $44.8 million of previously recorded stock-based compensation expense will be reversed. During the three months ended June 30, 2023, we recorded an adjustment to reduce previously recorded stock-based compensation expense relating to performance-based equity awards by $8.5 million as the number of performance-based options expected to vest decreased.

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the six months ended June 30, 2024 (shares in millions):

	Stock Options and SARs	PSUs and RSUs
Outstanding at December 31, 2023	38.8	3.5
Granted	1.8	3.4
Cancelled/forfeited	(1.1)	(0.9)
Exercised	(2.4)	—
Vested	—	(0.7)
Outstanding at June 30, 2024	37.1	5.3

Note 11—Income Taxes

The effective tax rate was 6.7% and 32.7% for the three months ended June 30, 2024 and 2023, respectively, and 18.8% and 31.1% for the six months ended June 30, 2024 and 2023, respectively. The change in the effective tax rate for the three and six months ended June 30, 2024 compared to the prior year was primarily due to releases of uncertain tax positions in the current year due to closed audits and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. The effective tax rates for the three and six months ended June 30, 2024 include tax benefits of $40.8 million related to releases of uncertain tax positions and $5.7 million of tax refunds, both due to closed audits.

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to SS&C common stockholders	$190.3	$130.7	$347.9	$256.7

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	246.2	248.5	246.6	249.5
Weighted-average common stock equivalents – stock options and restricted shares	6.1	6.5	6.1	6.5
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	252.3	255.0	252.7	256.0

Earnings per share attributable to SS&C common stockholders – Basic	$0.77	$0.53	$1.41	$1.03
Earnings per share attributable to SS&C common stockholders – Diluted	$0.75	$0.51	$1.38	$1.00

Weighted-average stock options, SARs, RSUs and PSUs representing 15.1 million and 17.4 million shares were outstanding for the three and six months ended June 30, 2024, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive. Weighted-average stock options, SARs, RSUs and PSUs representing 24.9 million shares were outstanding for the each of the three and six month periods ended June 30, 2023, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

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

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software-enabled services	82.1%	81.2%	82.5%	81.5%
License, maintenance and related	17.9%	18.8%	17.5%	18.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2024	2023		2024	2023
Software-enabled services	$1,192.4	$1,106.5	7.8%	$2,380.1	$2,220.7	7.2%
License, maintenance and related	259.1	256.1	1.2%	506.4	504.6	0.4%
Total revenues	$1,451.5	$1,362.6	6.5%	$2,886.5	$2,725.3	5.9%

Three Months Ended June 30, 2024 and 2023. Our revenues increased $88.9 million, or 6.5%, primarily due to an increase of $86.4 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Global Investor and Distribution Solutions, Wealth and Investment Technologies and virtual data room services businesses. Our revenues also increased due to the 2023 acquisition, which contributed $4.1 million in revenues, partially offset by the unfavorable impact from foreign currency translation of $1.6 million. Software-enabled services revenues increased $85.9 million, or 7.8%, primarily due to an increase in organic revenues of $83.1 million and the 2023 acquisition, which added $3.4 million in revenues, partially offset by the unfavorable impact from foreign currency translation of $0.6 million. License, maintenance and related revenues increased $3.0 million, or 1.2%, primarily due to an increase in organic revenues of $3.3 million and the 2023 acquisition, which added $0.7 million in revenues. Those increases were partially offset by the unfavorable impact from foreign currency translation of $1.0 million.

Six Months Ended June 30, 2024 and 2023. Our revenues increased $161.2 million, or 5.9%, primarily due to an increase of $150.2 million in organic revenues driven by strength in the SS&C GlobeOp fund administration and virtual data room services businesses. Our revenues also increased due to the 2023 acquisition, which contributed $7.0 million in revenues and the favorable impact from foreign currency translation of $4.0 million. Software-enabled services revenues increased $159.4 million, or 7.2%, primarily due to an increase in organic revenues of $148.7 million, the 2023 acquisition, which added $6.0 million in revenue and the favorable impact from foreign currency translation of $4.7 million. License, maintenance and related revenues increased $1.8 million, or 0.4%, primarily due to an increase in organic revenues of $1.5 million and the 2023 acquisition, which added $1.0 million in revenue. Those increases were partially offset by the unfavorable impact from foreign currency translation of $0.7 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of software-enabled services	54.8%	56.8%	54.1%	56.7%
Cost of license, maintenance and related	38.3%	36.3%	38.2%	37.2%
Total cost of revenues	51.9%	53.0%	51.3%	53.1%
Gross margin percentage	48.1%	47.0%	48.7%	46.9%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2024	2023		2024	2023
Cost of software-enabled services	$654.0	$628.6	4.0%	$1,287.8	$1,259.6	2.2%
Cost of license, maintenance and related	99.2	92.9	6.8%	193.2	187.6	3.0%
Total cost of revenues	$753.2	$721.5	4.4%	$1,481.0	$1,447.2	2.3%

Three Months Ended June 30, 2024 and 2023. Our total cost of revenues increased by $31.7 million, or 4.4%, primarily due to an increase of $27.4 million in organic costs and the 2023 acquisition, which added costs of $5.3 million, partially offset by the favorable impact from foreign currency translation, which decreased costs by $1.0 million. Our organic cost increase reflects continued investment in delivering client service. Cost of software-enabled services revenues increased $25.4 million, or 4.0%, primarily due to an increase of $20.9 million in organic costs and the 2023 acquisition, which added $5.3 million in costs, partially offset by the favorable impact from foreign currency translation of $0.8 million. Cost of license, maintenance and related revenues increased $6.3 million, or 6.8%, primarily due to an increase of $6.5 million in organic costs, partially offset by the favorable impact from foreign currency translation of $0.2 million.

Six Months Ended June 30, 2024 and 2023. Our total cost of revenues increased by $33.8 million, or 2.3%, primarily due to an increase of $21.6 million in organic costs and the 2023 acquisition, which added costs of $10.0 million, and the unfavorable impact from foreign currency translation, which increased costs by $2.2 million. Our organic cost increase reflects continued investment in delivering client service. Cost of software-enabled services revenues increased $28.2 million, or 2.2%, primarily due to an increase of $16.3 million in organic costs, the 2023 acquisition, which added $10.0 million in costs, and the unfavorable impact from foreign currency translation of $1.9 million. Cost of license, maintenance and related revenues increased $5.6 million, or 3.0%, primarily due to an increase of $5.3 million in organic costs and the unfavorable impact from foreign currency translation of $0.3 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling and marketing	9.8%	10.1%	9.8%	10.2%
Research and development	8.9%	8.8%	8.7%	8.7%
General and administrative	6.8%	7.0%	7.3%	7.1%
Total operating expenses	25.5%	25.9%	25.8%	26.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2024	2023		2024	2023
Selling and marketing	$142.6	$137.1	4.0%	$283.5	$276.9	2.4%
Research and development	128.7	119.6	7.6%	249.6	237.8	5.0%
General and administrative	99.4	96.2	3.3%	211.9	195.1	8.6%
Total operating expenses	$370.7	$352.9	5.0%	$745.0	$709.8	5.0%

Three Months Ended June 30, 2024 and 2023. Operating expenses increased $17.8 million, or 5.0%, due to an increase of $18.5 million in organic operating expenses and the 2023 acquisition, which added $0.6 million in expenses, partially offset by the favorable impact from foreign currency translation of $1.3 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to shifting resources to support organic growth and an adjustment recorded in the three months ended June 30, 2023 to stock-based compensation expense related to performance awards.

Six Months Ended June 30, 2024 and 2023. Operating expenses increased $35.2 million, or 5.0%, due to an increase of $33.5 million in organic operating expenses, the 2023 acquisition, which added $1.1 million in expenses, and the unfavorable impact from foreign currency translation of $0.6 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to shifting resources to support organic growth and an adjustment recorded in the three months ended June 30, 2023 to stock-based compensation expense related to performance awards.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 for Interest, Taxes and Other

Interest expense, net. Net interest expense totaled $113.3 million and $229.3 million for the three and six months ended June 30, 2024, respectively, compared to $118.0 million and $229.9 million for the three and six months ended June 30, 2023, respectively. The decrease in interest expense, net for 2024 as compared to 2023, is primarily due to lower average debt balances partially offset by slightly higher interest rates. We had an average interest rate of 6.80% and 6.83% for the three and six months ended June 30, 2024, respectively, compared to 6.59% and 6.40% for the three and six months ended June 30, 2023, respectively.

Other income, net. Other income, net was $0.6 million and $7.2 million for the three and six months ended June 30, 2024, respectively, compared to $14.9 million and $20.3 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, other income, net consisted primarily of dividend income of $2.1 million and $12.6 million, respectively, partially offset by foreign currency translation losses of $1.1 million and $5.8 million, respectively. For the three and six months ended June 30, 2023, other income, net included income of $13.4 million from the settlement of a dispute related to pre-acquisition matters. During the three and six months ended June 30, 2023, other income, net also included dividend income of $2.2 million and $12.4 million, respectively, partially offset by losses of $0.5 million and $6.7 million, respectively, related to the fair value adjustments on assets held for sale.

Equity in earnings of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $17.3 million and $19.6 million for the three and six months ended June 30, 2024, respectively, compared to $9.4 million and $15.1 million for the three and six months ended June 30, 2023, respectively. The increase in equity in earnings of unconsolidated affiliates, net in 2024 is primarily related to a $16.2 million and $17.4 million adjustment for the three and six months ended June 30, 2024, respectively, to increase the carrying value of one of our investments. Our equity in earnings of unconsolidated affiliates, net in 2023 included a $7.6 million and $12.4 million adjustment for the three and six months ended June 30, 2023, respectively, to increase the carrying value of one of our investments.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$13.8	$63.6	$80.5	$116.1
Effective tax rate	6.7%	32.7%	18.8%	31.1%

Our effective tax rates for the three and six months ended June 30, 2024 and 2023 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. Our effective tax rates for the three and six months ended June 30, 2024 include benefits of $40.8 million related to releases of uncertain tax positions and $5.7 million of tax refunds, both due to closed audits. The change in the effective tax rate for the three and six months ended June 30, 2024 compared to the prior year was primarily related to releases of uncertain tax positions due to closed audits and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2024 to be 25.0% in the United Kingdom and approximately 25.5% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

We paid quarterly cash dividends of $0.24 per share of common stock in each of March and June 2024 totaling $119.8 million. We paid quarterly cash dividends of $0.20 per share of common stock in each of March and June 2023 totaling $101.2 million.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $1,624.2 million of client funds obligations at June 30, 2024.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash provided by (used in):	2024	2023	Change From Prior Year
Operating activities	$565.4	$584.2	$(18.8)
Investing activities	(84.0)	(114.4)	30.4
Financing activities	(1,597.6)	(1,085.2)	(512.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	0.6	(4.5)
Net decrease in cash, cash equivalents and restricted cash	$(1,120.1)	$(614.8)	$(505.3)

Net cash provided by operating activities was $565.4 million for the six months ended June 30, 2024. Cash provided by operating activities primarily resulted from net income of $348.7 million adjusted for non-cash items of $406.4 million, partially offset by changes in our working capital accounts totaling $189.7 million. The changes in our working capital accounts were driven by decreases in accrued expenses, an increase in accounts receivable and a decrease in accounts payable, partially offset by an increase in deferred revenue.

Investing activities used net cash of $84.0 million for the six months ended June 30, 2024, primarily related to $100.2 million in capitalized software development costs and $15.8 million in capital expenditures, partially offset by $24.5 million in distributions received from unconsolidated affiliates, the collection of other non-current receivables of $5.0 million and proceeds from the sale of property and equipment of $3.2 million.

Financing activities used net cash of $1,597.6 million for the six months ended June 30, 2024, primarily representing a net decrease in client fund obligations of $1,151.6 million, $279.9 million of purchases of common stock for treasury, $119.8 million in quarterly dividends paid, $105.1 million of net debt repayments and $30.0 million in payments of deferred financing fees. These expenditures were partially offset by proceeds of $103.7 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2024, we held approximately $242.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at June 30, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term Loan B-8	$3,900.0	May 9, 2031	0.25%
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None

The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $596.9 million was available as of June 30, 2024. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $3.1 million was utilized as of June 30, 2024.

May 2024 Debt Refinancing

On May 9, 2024, we entered into the Incremental Joinder & First Amendment to Credit Agreement (the “Amendment”), which amends our existing amended and restated credit agreement, dated as of April 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Pursuant to the Amendment, we borrowed $3,935.0 million in aggregate principal amount of incremental term B-8 loans (the “Term B-8 Loans”). The Term B-8 Loans bear interest at, at our option, the Base Rate (as defined in the Amendment), plus 1.00% per annum, or the Term SOFR Rate (as defined in the Amendment), plus 2.00% per annum.

Also on May 9, 2024, we issued $750.0 million aggregate principal amount of 6.5% Senior Notes due 2032 (the “6.5% Senior Notes”). The 6.5% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior indebtedness. The 6.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, by SS&C Holdings and all of its existing domestic restricted subsidiaries (other than SS&C Technologies) that guarantee our existing senior secured credit facilities and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities and certain other indebtedness. Interest on the 6.5% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024.

The net proceeds of the Term B-8 Loans and from the sale of the 6.5% Senior Notes were used to repay all amounts owed under the term B-3 loans, the term B-4 loans, the term B-5 loans, the term B-6 loans and the term B-7 loans (together, the “Existing Term Loans”) under the Credit Agreement, as well as to pay related fees and expenses.

We evaluated the borrowing of our Term B-8 Loans and issuance of 6.5% Senior Notes and the repayment of our Existing Term Loans in accordance with FASB Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. We determined that the new debt borrowing and issuance and existing debt repayment were two independent transactions due to the fact that (i) no single investor held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with creditors about modifying the old debt, and (iii) all lenders were provided the same opportunity to participate in the new debt regardless of whether they were an existing lender. Consequently, the refinancing was accounted for as a debt extinguishment. As a result, we capitalized an aggregate of $34.5 million in financing costs during the three months ended June 30, 2024, which represent new third-party costs. The Existing Term Loans borrowing costs of $27.7 million were expensed and are included in Loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2024.

Debt Terms

Our obligations under the Term B-8 Loans are guaranteed by our existing and future wholly-owned domestic restricted subsidiaries (subject to customary exceptions and limitations). The obligations of the loan parties under the amended senior secured credit facility are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations).

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a minimum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of June 30, 2024, we were in compliance with all financial and non-financial covenants.

The 5.5% Senior Notes are guaranteed, jointly and severally, by SS&C Holdings and all of its existing and future domestic restricted subsidiaries that guarantee our existing senior secured credit facilities or certain other indebtedness. The 5.5% Senior Notes are unsecured senior obligations that are equal in right of payment to all of our existing and future senior unsecured indebtedness. Interest on the 5.5% Senior Notes is payable on March 30 and September 30 of each year.

At any time and from time to time, we may, at our option, redeem some or all of the 5.5% Senior Notes, in whole or in part, at the redemption prices set forth in the following table, expressed as a percentage of the principal amount, plus accrued and unpaid interest to the redemption date:

Redemption Date	Price
On or after March 30, 2024	101.375%
March 30, 2025 and thereafter	100.000%

At any time prior to June 1, 2027, we may, at our option, redeem some or all of the 6.5% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the 6.5% Senior Notes, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, the date of redemption. On and after June 1, 2027, we may, at our option, redeem some or all of the 6.5% Senior Notes, in whole or in part, at the redemption prices set forth in the following table, expressed as a percentage of the principal amount, plus accrued and unpaid interest to the redemption date:

Year	Price
On or after June 1, 2027	103.250%
On or after June 1, 2028	101.625%
June 1, 2029 and thereafter	100.000%

We may also, from time to time in our sole discretion, purchase, redeem, or retire any outstanding 5.5% Senior Notes and 6.5% Senior Notes, through tender offers, in privately negotiated or open market transactions, or otherwise.

The indentures governing the 5.5% Senior Notes and 6.5% Senior Notes contain a number of covenants that restrict, subject to certain thresholds and exceptions, our ability and the ability of our domestic restricted subsidiaries to incur debt or liens, make certain investments, pay dividends, dispose of certain assets, or enter into transactions with its affiliates. Any event of default under the amended senior secured credit facility that leads to an acceleration of those amounts due also results in a default under the indenture governing each of the Senior Notes.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2024	2023	2024	2023	2024
Net income	$190.7	$130.9	$348.7	$257.1	$700.2
Interest expense, net	113.3	118.0	229.3	229.9	469.2
Provision for income taxes	13.8	63.6	80.5	116.1	213.4
Depreciation and amortization	167.5	166.0	333.0	331.8	671.6
EBITDA	485.3	478.5	991.5	934.9	2,054.4
Stock-based compensation	50.6	33.5	95.7	75.4	179.7
Acquired EBITDA and cost savings (1)	—	—	—	—	—
Loss on extinguishment of debt	27.7	—	28.8	0.6	30.4
Equity in earnings of unconsolidated affiliates, net	(17.3)	(9.4)	(19.6)	(15.1)	(104.6)
Purchase accounting adjustments (2)	1.9	2.3	3.8	4.3	8.7
ASC 606 adoption impact	(0.6)	(0.8)	(1.3)	(1.5)	(2.9)
Foreign currency translation losses	1.1	1.7	5.8	1.2	4.4
Investment gains (3)	(1.4)	(3.0)	(12.0)	(14.2)	(16.7)
Facilities and workforce restructuring	7.5	10.9	19.7	28.7	47.7
Acquisition related (4)	0.1	(7.5)	0.9	(5.2)	6.1
Other (5)	5.1	(3.2)	4.6	3.4	8.8
Consolidated EBITDA	$560.0	$503.0	$1,117.9	$1,012.5	$2,216.0
Consolidated EBITDA attributable to noncontrolling interest (6)	(1.1)	(0.6)	(2.2)	(1.2)	(3.9)
Consolidated EBITDA attributable to SS&C common stockholders	$558.9	$502.4	$1,115.7	$1,011.3	$2,212.1

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

Our covenant requirement for consolidated net secured leverage ratio and the actual ratio as of June 30, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	1.60x

_____________________________________________________

(1)
Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $88.5 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the six months ended June 30, 2024, our average daily cash balances of approximately $2,061.2 million were maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rate would equal approximately $10.5 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At June 30, 2024, total variable interest rate debt was approximately $3,900.0 million. As of June 30, 2024, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $39.0 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of June 30, 2024 was approximately $48.2 million. The impact of a 10% change in fair value of these investments would have been approximately $3.6 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2024, approximately 30% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income, net. These amounts were not material for the six months ended June 30, 2024. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the second quarter of 2024 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
April 1, 2024 – April 30, 2024	0.1	$62.06	0.1	$715.6
May 1, 2024 – May 31, 2024	2.6	$62.67	2.6	$550.1
June 1, 2024 – June 30, 2024	1.0	$61.90	1.0	$491.5
Total	3.7		3.7

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to our previous common stock repurchase program.

(3) Share repurchases were made pursuant to our previous common stock repurchase program, authorized by our Board of Directors in July 2023. The program allowed for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of May 9, 2024, among SS&C Technologies Inc., SS&C Technologies Holdings, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2024 (File No. 001-34675)

10.1

Incremental Joinder & First Amendment to Credit Agreement, dated as of May 9, 2024, by and among SS&C Technologies, Inc., the other loan parties thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other parties party thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2024 (File No. 001-34675)

10.2

SS&C Technologies Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, adopted effective May 29, 2024, is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on July 30, 2024 (File No. 333-281105)

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

Date: August 1, 2024