Form 10-Q
period 2024-09-30
SS&C Technologies Holdings Inc
filed 2024-10-30
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 247,685,131 shares of the registrant’s common stock outstanding as of October 23, 2024.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$694.7	$432.2
Funds receivable and funds held on behalf of clients	2,081.5	2,615.6
Accounts receivable, net of allowance for credit losses of $31.5 and $25.1, respectively	934.0	799.4
Contract assets	47.2	36.1
Prepaid expenses and other current assets	129.8	165.8
Restricted cash and cash equivalents	3.5	2.4
Total current assets	3,890.7	4,051.5
Property, plant and equipment, net (Note 2)	309.4	315.3
Operating lease right-of-use assets	193.8	221.4
Investments (Note 3)	184.6	184.7
Unconsolidated affiliates (Note 4)	327.7	345.2
Contract assets	115.2	99.7
Goodwill (Note 6)	9,374.4	8,969.5
Intangible and other assets, net of accumulated amortization of $4,537.8 and $4,063.4, respectively	4,042.6	3,915.2
Total assets	$18,438.4	$18,102.5
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$47.1	$51.5
Client funds obligations	2,081.6	2,615.6
Accounts payable	43.6	80.3
Income taxes payable	7.7	22.3
Accrued employee compensation and benefits	280.1	270.2
Interest payable	19.7	29.4
Other accrued expenses	275.9	232.3
Deferred revenues	464.0	470.3
Total current liabilities	3,219.7	3,771.9
Long-term debt, net of current portion (Note 7)	7,155.6	6,668.5
Operating lease liabilities	175.4	199.1
Other long-term liabilities	203.4	248.7
Deferred income taxes	796.2	816.6
Total liabilities	11,550.3	11,704.8
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 282.3 million shares and 275.9 million shares issued, respectively, and 247.3 million shares and 246.6 million shares outstanding, respectively	2.8	2.8
Additional paid-in capital	5,770.9	5,371.0
Accumulated other comprehensive loss	(312.1)	(426.3)
Retained earnings	3,456.0	3,126.3
Cost of common stock in treasury, 35.0 and 29.3 million shares, respectively	(2,103.5)	(1,734.2)
Total SS&C stockholders’ equity	6,814.1	6,339.6
Noncontrolling interest (Note 9)	74.0	58.1
Total equity	6,888.1	6,397.7
Total liabilities and equity	$18,438.4	$18,102.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Software-enabled services	$1,206.2	$1,122.1	$3,586.3	$3,342.8
License, maintenance and related	259.6	243.8	766.0	748.4
Total revenues	1,465.8	1,365.9	4,352.3	4,091.2
Cost of revenues:
Software-enabled services	661.9	617.8	1,949.7	1,877.4
License, maintenance and related	99.7	93.7	292.9	281.3
Total cost of revenues	761.6	711.5	2,242.6	2,158.7
Gross profit	704.2	654.4	2,109.7	1,932.5
Operating expenses:
Selling and marketing	144.1	134.7	427.6	411.6
Research and development	131.3	117.7	380.9	355.5
General and administrative	103.7	95.6	315.6	290.7
Total operating expenses	379.1	348.0	1,124.1	1,057.8
Operating income	325.1	306.4	985.6	874.7
Interest expense, net	(109.6)	(120.6)	(338.9)	(350.5)
Other income (expense), net	9.3	(5.0)	16.5	15.3
Equity in earnings of unconsolidated affiliates, net	1.1	27.5	20.7	42.6
Loss on extinguishment of debt	(1.3)	(0.5)	(30.1)	(1.1)
Income before income taxes	224.6	207.8	653.8	581.0
Provision for income taxes	60.0	51.2	140.5	167.3
Net income	164.6	156.6	513.3	413.7
Net income attributable to noncontrolling interest	(0.2)	(0.6)	(1.0)	(1.0)
Net income attributable to SS&C common stockholders	$164.4	$156.0	$512.3	$412.7

Basic earnings per share attributable to SS&C common stockholders	$0.67	$0.63	$2.08	$1.66
Diluted earnings per share attributable to SS&C common stockholders	$0.65	$0.61	$2.02	$1.62

Basic weighted-average number of common shares outstanding	246.1	247.5	246.4	248.8
Diluted weighted-average number of common and common equivalent shares outstanding	254.1	253.9	253.3	255.3

Net income	$164.6	$156.6	$513.3	$413.7
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	159.0	(113.0)	114.1	(4.8)
Change in defined benefit pension obligation	—	—	0.1	—
Total other comprehensive income (loss), net of tax	159.0	(113.0)	114.2	(4.8)
Comprehensive income	323.6	43.6	627.5	408.9
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.6)	(1.0)	(1.0)
Comprehensive income attributable to SS&C common stockholders	$323.4	$43.0	$626.5	$407.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$513.3	$413.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504.3	500.4
Equity in earnings of unconsolidated affiliates, net	(20.7)	(42.6)
Distributions received from unconsolidated affiliates	13.1	21.2
Stock-based compensation expense	147.9	117.5
Net (gains) losses on investments	(2.5)	0.9
Amortization and write-offs of loan origination costs and original issue discounts	6.7	10.2
Loss on extinguishment of debt	30.1	1.1
Loss on sale or disposition of property and equipment	—	7.6
Deferred income taxes	(52.6)	(89.1)
Provision for credit losses	13.7	9.8
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(100.4)	(69.0)
Prepaid expenses and other assets	5.5	27.6
Contract assets	(25.3)	0.5
Accounts payable	(40.8)	(5.3)
Accrued expenses and other liabilities	(75.7)	(73.8)
Income taxes prepaid and payable	(8.9)	(16.3)
Deferred revenue	(5.7)	12.3
Net cash provided by operating activities	902.0	826.7
Cash flow from investing activities:
Cash paid for business acquisitions, net of cash acquired and asset acquisitions	(646.9)	(0.1)
Additions to property and equipment	(41.7)	(40.7)
Proceeds from sale of property and equipment	3.3	—
Additions to capitalized software	(149.7)	(140.9)
Investments in securities	—	(0.6)
Proceeds from sales / maturities of investments	0.3	7.7
Distributions received from unconsolidated affiliates	24.4	—
Collection of other non-current receivables	7.7	7.5
Net cash used in investing activities	(802.6)	(167.1)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	5,545.0	275.0
Repayments of debt	(5,060.1)	(499.5)
Payment of deferred financing fees	(36.6)	—
Net decrease in client funds obligations	(952.2)	(163.7)
Proceeds from exercise of stock options	271.1	79.2
Withholding taxes paid related to equity award net share settlement	(20.3)	(1.7)
Purchases of common stock for treasury	(369.3)	(341.0)
Dividends paid on common stock	(182.6)	(160.9)
Proceeds from noncontrolling interests	14.9	—
Net cash used in financing activities	(790.1)	(812.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.2	(4.2)
Net decrease in cash, cash equivalents and restricted cash	(688.5)	(157.2)
Cash, cash equivalents and restricted cash, beginning of period	2,998.6	1,337.6
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,310.1	$1,180.4

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$694.7	$447.6
Restricted cash and cash equivalents	3.5	2.3
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	1,611.9	730.5
	$2,310.1	$1,180.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended September 30, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at June 30, 2024	278.6	$2.8	$5,557.0	$3,354.4	$(471.1)	$(2,015.2)	$58.9	$6,486.8
Net income	—	—	—	164.4	—	—	0.2	164.6
Proceeds from noncontrolling interests	—	—	—	—	—	—	14.9	14.9
Foreign exchange translation adjustment	—	—	—	—	159.0	—	—	159.0
Stock-based compensation expense	—	—	52.2	—	—	—	—	52.2
Exercise of options, net of withholding taxes	3.7	—	161.6	—	—	—	—	161.6
Repurchases of common stock	—	—	—	—	—	(88.3)	—	(88.3)
Cash dividends declared - $0.25 per share	—	—	0.1	(62.8)	—	—	—	(62.7)
Balance, at September 30, 2024	282.3	$2.8	$5,770.9	$3,456.0	$(312.1)	$(2,103.5)	$74.0	$6,888.1

	Three Months Ended September 30, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at June 30, 2023	273.2	$2.7	$5,230.6	$2,895.6	$(441.9)	$(1,506.7)	$57.0	$6,237.3
Net income	—	—	—	156.0	—	—	0.6	156.6
Foreign exchange translation adjustment	—	—	—	—	(113.0)	—	—	(113.0)
Stock-based compensation expense	—	—	42.1	—	—	—	—	42.1
Exercise of options, net of withholding taxes	1.2	—	36.0	—	—	—	—	36.0
Repurchases of common stock	—	—	—	—	—	(97.8)	—	(97.8)
Cash dividends declared - $0.24 per share	—	—	—	(59.7)	—	—	—	(59.7)
Balance, at September 30, 2023	274.4	$2.7	$5,308.7	$2,991.9	$(554.9)	$(1,604.5)	$57.6	$6,201.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Nine Months Ended September 30, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7
Net income	—	—	—	512.3	—	—	1.0	513.3
Proceeds from noncontrolling interests	—	—	—	—	—	—	14.9	14.9
Foreign exchange translation adjustment	—	—	—	—	114.1	—	—	114.1
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	147.9	—	—	—	—	147.9
Exercise of options, net of withholding taxes	6.4	—	251.2	—	—	—	—	251.2
Repurchases of common stock	—	—	—	—	—	(369.3)	—	(369.3)
Cash dividends declared - $0.73 per share	—	—	0.8	(182.6)	—	—	—	(181.8)
Balance, at September 30, 2024	282.3	$2.8	$5,770.9	$3,456.0	$(312.1)	$(2,103.5)	$74.0	$6,888.1

	Nine Months Ended September 30, 2023
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	412.7	—	—	1.0	413.7
Foreign exchange translation adjustment	—	—	—	—	(4.8)	—	—	(4.8)
Stock-based compensation expense	—	—	117.5	—	—	—	—	117.5
Exercise of options, net of withholding taxes	2.5	—	79.6	—	—	—	—	79.6
Repurchases of common stock	—	—	—	—	—	(344.4)	—	(344.4)
Cash dividends declared - $0.64 per share	—	—	—	(160.9)	—	—	—	(160.9)
Balance, at September 30, 2023	274.4	$2.7	$5,308.7	$2,991.9	$(554.9)	$(1,604.5)	$57.6	$6,201.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “2023 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of September 30, 2024, the results of our operations for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2023, which were included in the 2023 Form 10-K. The December 31, 2023 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	September 30,	December 31,
	2024	2023
Land	$38.7	$37.7
Building and improvements	265.8	265.5
Equipment, furniture, and fixtures	568.8	525.7
	873.3	828.9
Less: accumulated depreciation	(563.9)	(513.6)
Total property, plant and equipment, net	$309.4	$315.3

Depreciation expense for the three and nine months ended September 30, 2024 was $18.9 million and $55.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $18.0 million and $55.1 million, respectively. As of September 30, 2024 and December 31, 2023, assets held for sale were $5.9 million and $9.0 million, respectively, and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet. As of September 30, 2024, we are exploring a sale of certain real estate assets with a carrying value of approximately $49 million. As the potential sale is not currently considered probable within twelve months, these assets have not been classified as held for sale. An estimated loss of approximately $35 million would be recorded if the held for sale criteria were met. Unpaid property, plant and equipment additions of $5.9 million and $2.9 million are included in accounts payable and other accrued expenses as of September 30, 2024 and December 31, 2023, respectively, in our condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	September 30,	December 31,
	2024	2023
Non-marketable equity securities	$124.0	$124.0
Seed capital investments	27.7	26.1
Marketable equity securities	21.5	23.1
Partnership interests in private equity funds	11.4	11.5
Total investments	$184.6	$184.7

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) on equity securities held as of the end of the period	$3.4	$(3.4)	$3.6	$(0.2)
Realized gains for equity securities sold during the period	—	0.1	—	0.7
Total gains (losses) recognized in other income (expense), net	$3.4	$(3.3)	$3.6	$0.5

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

As of September 30, 2024 and December 31, 2023, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$1,585.6	$1,585.6	$—	$—
Seed capital investments (2)	27.7	27.7	—	—
Marketable equity securities (2)	21.5	21.5	—	—
Deferred compensation liabilities (3)	(11.9)	(11.9)	—	—
Total	$1,622.9	$1,622.9	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,212.6	$2,212.6	$—	$—
Seed capital investments (2)	26.1	26.1	—	—
Marketable equity securities (2)	23.1	23.1	—	—
Deferred compensation liabilities (3)	(11.7)	(11.7)	—	—
Total	$2,250.1	$2,250.1	$—	$—

(1)
As of September 30, 2024, included $189.1 million of cash and cash equivalents, $2.5 million of restricted cash and $1,394.0 million of funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet. As of December 31, 2023, included $131.7 million of cash and cash equivalents, $1.8 million of restricted cash and $2,079.1 million of funds receivable and funds held on behalf of clients on the Condensed Consolidated Balance Sheet.
(2)
Included in Investments on the Condensed Consolidated Balance Sheet.
(3)
Included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $11.4 million and $11.5 million at September 30, 2024 and December 31, 2023, respectively, of which $10.1 million and $9.2 million, respectively, were measured using net asset value as a practical expedient for fair value and $1.3 million and $2.3 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		September 30, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$201.9	$—	$211.6	$—
International Financial Data Services L.P.	50.0%	61.4	28.9	68.3	31.4
Broadway Square Partners, LLP	50.0%	52.6	28.8	53.4	29.5
Pershing Road Development Company, LLC	50.0%	10.0	53.6	10.0	55.4
Other unconsolidated affiliates		1.8	—	1.9	—
Total		$327.7	$111.3	$345.2	$116.3

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in Equity in earnings of unconsolidated affiliates, net on the Condensed Consolidated Statements of Comprehensive Income.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Orbit Private Investments L.P.	$(0.3)	$26.4	$17.1	$38.8
International Financial Data Services L.P.	1.3	1.1	4.3	3.6
Pershing Road Development Company, LLC	0.2	0.2	(0.1)	(0.7)
Broadway Square Partners, LLP	(0.2)	—	(0.7)	—
Other unconsolidated affiliates	0.1	(0.2)	0.1	0.9
Total	$1.1	$27.5	$20.7	$42.6

During the nine months ended September 30, 2024, we received a distribution of $26.9 million from our unconsolidated affiliate, Orbit Private Investments L.P. which reduced our investment in the affiliate. We recorded the distribution as a $2.4 million operating cash inflow and a $24.5 million investing cash inflow in our condensed consolidated statements of cash flows due to the nature of the distribution.

Note 5—Acquisitions

Battea-Class Action Services, LLC

On September 27, 2024, we purchased all of the outstanding stock of Battea-Class Action Services, LLC (“Battea”) for approximately $671 million in cash, plus the costs of effecting the transaction. We financed the acquisition in part by entering into an Incremental Joinder to our existing amended and restated credit agreement, dated as of April 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Battea is a market-leading provider of securities class action claims and settlement recovery services.

The net assets and results of operations of Battea have been included in our Condensed Consolidated Financial Statements from September 27, 2024. The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. The preliminary fair value of the intangible assets, consisting of customer relationships, completed technologies and trade names, was determined using the income approach. The intangible assets will be amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships, completed technologies and trade names are expected to be amortized over approximately thirteen, eleven and thirteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill which is attributed to intangible assets that do not qualify for separate recognition. A portion of goodwill is tax deductible.

There are $4.1 million in revenues from Battea’s operations included in the Condensed Consolidated Statements of Comprehensive Income from the date of acquisition through September 30, 2024.

The following summarizes the preliminary allocation of the purchase price for the September 2024 acquisition of Battea (in millions). The fair values of the acquired assets and the related evaluation of taxes, are provisional pending receipt of the final valuation for those assets. The valuation of the acquired liabilities is also preliminary.

Battea
Accounts receivable	$42.9
Property, plant and equipment	1.9
Other assets	1.1
Funds receivable and funds held on behalf of clients	284.8
Operating lease right-of-use assets	1.2
Customer relationships	246.6
Completed technologies	121.8
Trade names	7.8
Goodwill	323.5
Accrued employee compensation and other liabilities	(67.2)
Deferred income taxes	(33.8)
Client funds obligations	(284.8)
Consideration paid, net of cash acquired	$645.8

The following unaudited pro forma information is provided for illustrative purposes only and assumes that the acquisition of Battea occurred on January 1, 2023, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,472.6	$1,413.8	$4,359.1	$4,139.1
Net income	$159.0	$170.2	$491.9	$398.6

Note 6—Goodwill

The change in carrying value of goodwill as of and for the nine months ended September 30, 2024 is as follows (in millions):

Balance at December 31, 2023	$8,969.5
Acquisitions completed in the current year	323.5
Adjustments to prior acquisitions	0.2
Effect of foreign currency translation	81.2
Balance at September 30, 2024	$9,374.4

Note 7—Debt

At September 30, 2024 and December 31, 2023, debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Senior secured credit facilities, weighted-average interest rate of 6.76% and 7.35%, respectively	$4,490.0	$4,755.1
5.5% senior notes due 2027	2,000.0	2,000.0
6.5% senior notes due 2032	750.0	—
Unamortized original issue discount and debt issuance costs	(37.3)	(35.1)
	7,202.7	6,720.0
Less: current portion of long-term debt	47.1	51.5
Long-term debt	$7,155.6	$6,668.5

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at September 30, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,690.0	May 9, 2031	0.25%
Term A-9 Loans	800.0	September 27, 2029 (1)	0.625% (2)
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
The Term A-9 Loans will mature on the earlier to occur of (1) September 27, 2029 or (2) 91 days prior to the maturity of (x) the 5.5% Senior Notes if more than $150.0 million aggregate principal amount remains outstanding on the 91st day prior to such maturity or (y) the Revolving Credit Facility if more than $150.0 million aggregate principal amount of commitments remain outstanding on the 91st day prior to such maturity, whichever of (x) or (y) comes first.
(2)
Scheduled quarterly payment required for the first eight fiscal quarters commencing with the fiscal quarter ending December 31, 2024. The scheduled quarterly payment will increase to 1.250% for each quarter thereafter until the maturity date of the Term A-9 Loans.

Senior Secured Credit Facilities and Senior Notes

On May 9, 2024, we entered into the Incremental Joinder & First Amendment to Credit Agreement (the “Amendment”) which amended our Credit Agreement. Pursuant to the Amendment, we borrowed $3,935.0 million in aggregate principal amount of incremental term B-8 loans (the “Term B-8 Loans”). The Term B-8 Loans bear interest at, at our option, the Base Rate (as defined in the Amendment), plus 1.00% per annum, or the Term SOFR Rate (as defined in the Amendment), plus 2.00% per annum.

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

On September 27, 2024, in connection with our acquisition of Battea, we entered into an Incremental Joinder to our Credit Agreement (the “September 2024 Incremental Joinder”). Pursuant to the September 2024 Incremental Joinder, we borrowed $800.0 million in aggregate principal amount of incremental term A-9 loans (“Term A-9 Loans”), the net proceeds of which were used to finance in part the acquisition of Battea, the payment of fees and expenses related thereto and for working capital and general corporate purposes. The Term A-9 Loans bear interest at, at our option, the Base Rate (as defined in the Incremental Joinder), plus 0.50% per annum, or the Term SOFR Rate (as defined in the Incremental Joinder), plus 1.50% per annum, in each case with two leverage-based adjustments that increase the interest rate margin by 0.25% per annum if our consolidated net secured leverage ratio is greater than 3.50x and 4.25x, respectively, and one leverage-based adjustment that reduces the interest rate margin by 0.125% per annum if our consolidated net secured leverage ratio is less than or equal to 2.50x.

Debt issuance costs and loss on extinguishment of debt

We evaluated the borrowing of our Term B-8 Loans and issuance of 6.5% Senior Notes and the repayment of our Existing Term Loans in accordance with FASB Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. We determined that the new debt borrowing and issuance and existing debt repayment were two independent transactions due to the fact that (i) no single investor held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with creditors about modifying the old debt, and (iii) all lenders were provided the same opportunity to participate in the new debt regardless of whether they were an existing lender. Consequently, the refinancing was accounted for as a debt extinguishment. As a result, the Existing Term Loans borrowing costs of $27.7 million were expensed and are included in Loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2024.

In connection with the May 2024 and September 2024 debt transactions, we capitalized an aggregate of $4.0 million and $38.6 million during the three and nine months ended September 30, 2024, respectively, in financing costs, which represent new third-party costs.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,462.0	$4,498.8	$4,722.7	$4,774.4
5.5% senior notes due 2027	1,997.9	2,002.2	1,997.3	1,974.0
6.5% senior notes due 2032	742.8	776.6	—	—

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Note 8—Stockholders’ Equity

Stock repurchase program

In July 2023, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In July 2024, our Board of Directors authorized a stock repurchase program, which enables us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three and nine months ended September 30, 2024, we repurchased 1.2 million and 5.7 million shares, respectively, of common stock for approximately $88.3 million and $369.3 million, respectively, which includes a 1% excise tax on stock repurchases. During the three and nine months ended September 30, 2023, we repurchased 1.7 million and 6.0 million shares, respectively, of common stock for approximately $97.8 million and $344.4 million, respectively, which includes a 1% excise tax on stock repurchases. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid quarterly cash dividends of $0.24 per share of common stock in each of March 2024 and June 2024 and $0.25 per share of common stock in September 2024 totaling $182.6 million in the aggregate. We paid quarterly cash dividends of $0.20 per share of common stock in each of March 2023 and June 2023 and $0.24 per share of common stock in September 2023 totaling $160.9 million in the aggregate.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(424.5)	$(1.8)	$(426.3)
Net current period other comprehensive income	114.1	0.1	114.2
Balance, September 30, 2024	$(310.4)	$(1.7)	$(312.1)

Adjustments to accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Defined Benefit Pension
Unrealized net gains (losses) on defined benefit pension plan	$—	$—	$—	$—	$—	$0.1	$(0.1)	$0.1
Foreign Currency Translation
Current period translation adjustments	165.1	(6.1)	(117.2)	4.2	119.6	(5.5)	(3.6)	(1.2)
Total other comprehensive income (loss)	$165.1	$(6.1)	$(117.2)	$4.2	$119.6	$(5.4)	$(3.7)	$(1.1)

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

During the three months ended September 30, 2024, the Board of DomaniRx authorized a mandatory additional capital contribution in accordance with each member’s ownership interest in DomaniRx in the amount of $75.0 million. Our cash capital contribution during the three months ended September 30, 2024 was $60.2 million.

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet at September 30, 2024 and December 31, 2023, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	September 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$159.0	$100.2
Intangible assets	213.2	193.3
Other assets	2.1	3.2
Liabilities:
Other liabilities	1.3	3.9

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of September 30, 2024 and December 31, 2023, approximately $62.6 million and $72.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $73.4 million for the nine months ended September 30, 2024.

As of September 30, 2024, revenue of approximately $1,010.6 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $498.7 million is expected to be recognized over the next twelve months.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,007.4	$941.2	$3,015.1	$2,838.9
United Kingdom	173.2	160.1	494.5	473.4
Europe (excluding United Kingdom), Middle East and Africa	126.7	116.2	361.4	337.1
Asia-Pacific and Japan	72.0	67.6	224.2	204.2
Canada	54.4	55.3	168.7	164.5
Americas, excluding United States and Canada	32.1	25.5	88.4	73.1
Total	$1,465.8	$1,365.9	$4,352.3	$4,091.2

The following table disaggregates our revenues by source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software-enabled services	$1,206.2	$1,122.1	$3,586.3	$3,342.8
Maintenance and term licenses	230.0	211.6	673.2	643.5
Professional services	24.1	26.8	73.0	83.1
Perpetual licenses	5.5	5.4	19.8	21.8
Total	$1,465.8	$1,365.9	$4,352.3	$4,091.2

Note 11—Stock-based Compensation

Stock options, SARs, PSUs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2024	2023	2024	2023
Cost of software-enabled services	$18.2	$14.5	$51.3	$42.9
Cost of license, maintenance and other related	2.1	1.8	5.9	5.1
Total cost of revenues	20.3	16.3	57.2	48.0
Selling and marketing	9.0	7.3	26.0	21.8
Research and development	7.6	5.8	21.6	15.8
General and administrative	15.3	12.7	43.1	31.9
Total operating expenses	31.9	25.8	90.7	69.5
Total stock-based compensation expense	$52.2	$42.1	$147.9	$117.5

The stock-based compensation expense related to performance awards is adjusted for changes in our assessment of the performance target level that is probable of being achieved and the number of performance-based equity awards expected to vest. In December 2021, we granted performance-based stock options (“PSOs”) for which the 3-year performance period ends in December 2024. If the threshold level of performance is not achieved for these PSOs, $48.6 million of previously recorded stock-based compensation expense will be reversed.

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the nine months ended September 30, 2024 (shares in millions):

	Stock Options and SARs	PSUs and RSUs
Outstanding at December 31, 2023	38.8	3.5
Granted	1.8	3.4
Cancelled/forfeited	(1.4)	(1.0)
Exercised	(6.0)	—
Vested	—	(0.8)
Outstanding at September 30, 2024	33.2	5.1

Note 12—Income Taxes

The effective tax rate was 26.7% and 24.6% for the three months ended September 30, 2024 and 2023, respectively, and 21.5% and 28.8% for the nine months ended September 30, 2024 and 2023, respectively. The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior year was primarily related to a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions, partially offset by an increased recognition of windfall tax benefits from stock awards in the current year. The change in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year was primarily related to releases of uncertain tax positions in the current year due to closed audits, an increased recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. The effective tax rates for the three and nine months ended September 30, 2024 include tax benefits of $1.1 million and $41.9 million, respectively, related to releases of uncertain tax positions and $1.5 million and $7.2 million, respectively, of tax refunds, due to closed audits and statute of limitations expirations.

Note 13—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to SS&C common stockholders	$164.4	$156.0	$512.3	$412.7

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	246.1	247.5	246.4	248.8
Weighted-average common stock equivalents – stock options and restricted shares	8.0	6.4	6.9	6.5
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	254.1	253.9	253.3	255.3

Earnings per share attributable to SS&C common stockholders – Basic	$0.67	$0.63	$2.08	$1.66
Earnings per share attributable to SS&C common stockholders – Diluted	$0.65	$0.61	$2.02	$1.62

Weighted-average stock options, SARs, RSUs and PSUs representing 13.3 million and 14.5 million shares were outstanding for the three and nine months ended September 30, 2024, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive. Weighted-average stock options, SARs, RSUs and PSUs representing 23.2 million and 23.5 million shares were outstanding for the three and nine months ended September 30, 2023, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

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

Our results of operations below include the results of our recent acquisition from the date which it was acquired. The Iress Managed Funds Administration Business (“2023 acquisition”) was acquired in October 2023 and Battea-Class Action Services, LLC (“Battea”) was acquired in September 2024.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software-enabled services	82.3%	82.2%	82.4%	81.7%
License, maintenance and related	17.7%	17.8%	17.6%	18.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2024	2023		2024	2023
Software-enabled services	$1,206.2	$1,122.1	7.5%	$3,586.3	$3,342.8	7.3%
License, maintenance and related	259.6	243.8	6.5%	766.0	748.4	2.4%
Total revenues	$1,465.8	$1,365.9	7.3%	$4,352.3	$4,091.2	6.4%

Three Months Ended September 30, 2024 and 2023. Our revenues increased $99.9 million, or 7.3%, primarily due to an increase of $87.5 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Global Investor and Distribution Solutions, Wealth and Investment Technologies and virtual data room services businesses. Our revenues also increased due to acquisitions, which contributed $7.7 million in revenues and the favorable impact from foreign currency translation of $4.7 million. Software-enabled services revenues increased $84.1 million, or 7.5%, primarily due to an increase in organic revenues of $73.4 million, acquisitions, which added $7.0 million in revenues, and the favorable impact from foreign currency translation of $3.7 million. License, maintenance and related revenues increased $15.8 million, or 6.5%, primarily due to an increase in organic revenues of $14.1 million, the favorable impact from foreign currency translation of $1.0 million and acquisitions, which added $0.7 million in revenues.

Nine Months Ended September 30, 2024 and 2023. Our revenues increased $261.1 million, or 6.4%, primarily due to an increase of $237.7 million in organic revenues driven by strength in the SS&C GlobeOp fund administration and virtual data room services businesses. Our revenues also increased due to acquisitions, which contributed $14.7 million in revenues and the favorable impact from foreign currency translation of $8.7 million. Software-enabled services revenues increased $243.5 million, or 7.3%, primarily due to an increase in organic revenues of $222.1 million, acquisitions, which added $13.0 million in revenue and the favorable impact from foreign currency translation of $8.4 million. License, maintenance and related revenues increased $17.6 million, or 2.4%, primarily due to an increase in organic revenues of $15.6 million, acquisition, which added $1.7 million in revenue and the favorable impact from foreign currency translation of $0.3 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of software-enabled services	54.9%	55.1%	54.4%	56.2%
Cost of license, maintenance and related	38.4%	38.4%	38.2%	37.6%
Total cost of revenues	52.0%	52.1%	51.5%	52.8%
Gross margin percentage	48.0%	47.9%	48.5%	47.2%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2024	2023		2024	2023
Cost of software-enabled services	$661.9	$617.8	7.1%	$1,949.7	$1,877.4	3.9%
Cost of license, maintenance and related	99.7	93.7	6.4%	292.9	281.3	4.1%
Total cost of revenues	$761.6	$711.5	7.0%	$2,242.6	$2,158.7	3.9%

Three Months Ended September 30, 2024 and 2023. Our total cost of revenues increased by $50.1 million, or 7.0%, primarily due to an increase of $41.1 million in organic costs, acquisitions, which added costs of $6.3 million and the unfavorable impact from foreign currency translation, which increased costs by $2.7 million. Our organic cost increase reflects continued investment in delivering client service. Cost of software-enabled services revenues increased $44.1 million, or 7.1%, primarily due to an increase of $35.8 million in organic costs, acquisitions, which added $6.3 million in costs and the unfavorable impact from foreign currency translation of $2.0 million. Cost of license, maintenance and related revenues increased $6.0 million, or 6.4%, primarily due to an increase of $5.3 million in organic costs and the unfavorable impact from foreign currency translation of $0.7 million.

Nine Months Ended September 30, 2024 and 2023. Our total cost of revenues increased by $83.9 million, or 3.9%, primarily due to an increase of $62.8 million in organic costs, acquisitions, which added costs of $16.2 million, and the unfavorable impact from foreign currency translation, which increased costs by $4.9 million. Our organic cost increase reflects continued investment in delivering client service. Cost of software-enabled services revenues increased $72.3 million, or 3.9%, primarily due to an increase of $52.1 million in organic costs, acquisitions, which added $16.2 million in costs, and the unfavorable impact from foreign currency translation of $4.0 million. Cost of license, maintenance and related revenues increased $11.6 million, or 4.1%, primarily due to an increase of $10.7 million in organic costs and the unfavorable impact from foreign currency translation of $0.9 million.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and marketing	9.8%	9.9%	9.8%	10.1%
Research and development	9.0%	8.6%	8.8%	8.7%
General and administrative	7.1%	7.0%	7.2%	7.1%
Total operating expenses	25.9%	25.5%	25.8%	25.9%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended September 30,		Percent Change from Prior Period	Nine Months Ended September 30,		Percent Change from Prior Period
	2024	2023		2024	2023
Selling and marketing	$144.1	$134.7	7.0%	$427.6	$411.6	3.9%
Research and development	131.3	117.7	11.6%	380.9	355.5	7.1%
General and administrative	103.7	95.6	8.5%	315.6	290.7	8.6%
Total operating expenses	$379.1	$348.0	8.9%	$1,124.1	$1,057.8	6.3%

Three Months Ended September 30, 2024 and 2023. Operating expenses increased $31.1 million, or 8.9%, due to an increase of $26.5 million in organic operating expenses, acquisitions, which added $2.3 million in expenses, and the unfavorable impact from foreign currency translation of $2.3 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to resource needs to support organic growth.

Nine Months Ended September 30, 2024 and 2023. Operating expenses increased $66.3 million, or 6.3%, due to an increase of $60.0 million in organic operating expenses, acquisitions, which added $3.4 million in expenses, and the unfavorable impact from foreign currency translation of $2.9 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to resource needs to support organic growth.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 for Interest, Taxes and Other

Interest expense, net. Net interest expense totaled $109.6 million and $338.9 million for the three and nine months ended September 30, 2024, respectively, compared to $120.6 million and $350.5 million for the three and nine months ended September 30, 2023, respectively. The decrease in interest expense, net for 2024 as compared to 2023, for the three months ended is primarily due to lower average debt balances. The decrease in interest expense, net for the nine months ended September 30, 2024 is due to lower average debt balances, partially offset by slightly higher average interest rates. We had an average interest rate of 6.78% and 6.81% for the three and nine months ended September 30, 2024, respectively, compared to 6.87% and 6.56% for the three and nine months ended September 30, 2023, respectively.

Other income (expense), net. Other income (expense), net was $9.3 million and $16.5 million for the three and nine months ended September 30, 2024, respectively, compared to $(5.0) million and $15.3 million for the three and nine months ended September 30, 2023, respectively. For the three months ended September 30, 2024, other income (expense), net consisted primarily of foreign currency translation gains of $4.2 million, investment gains due to mark-to market adjustments of $3.1 million and dividend income of $2.2 million. For the nine months ended September 30, 2024, other income (expense), net consisted primarily of dividend income of $14.8 million and investment gains due to mark-to-market adjustments of $2.5 million, partially offset by foreign currency translation losses of $1.6 million. For the three and nine months ended September 30, 2023, other (expense) income, net included investment losses due to mark-to-market adjustments of $2.7 million and $0.9 million, respectively, and foreign currency translation losses of $2.5 million and $3.7 million, respectively, as well as dividend income of $2.3 million and $14.6 million, respectively. During the nine months ended September 30, 2023, other income also included income of $13.4 million from the settlement of a dispute related to pre-acquisition matters and losses of $7.3 million related to the fair value adjustments on assets held for sale.

Equity in earnings of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $1.1 million and $20.7 million for the three and nine months ended September 30, 2024, respectively, compared to $27.5 million and $42.6 million for the three and nine months ended September 30, 2023, respectively. Our equity in earnings of unconsolidated affiliates, net in 2024 included a $17.1 million adjustment for the nine months ended September 30, 2024 to increase the carrying value of one of our investments. Our equity in earnings of unconsolidated affiliates, net in 2023 included a $26.4 million and $38.8 million adjustment for the three and nine months ended September 30, 2023, respectively, to increase the carrying value of one of our investments.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$60.0	$51.2	$140.5	$167.3
Effective tax rate	26.7%	24.6%	21.5%	28.8%

Our effective tax rates for the three and nine months ended September 30, 2024 and 2023 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. Our effective tax rates for the three and nine months ended September 30, 2024 include benefits of $1.1 million and $41.9 million, respectively, related to releases of uncertain tax positions and $1.5 million and $7.2 million, respectively, of tax refunds, due to closed audits and statute of limitations expirations. The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior year was primarily related to a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions, partially offset by an increased recognition of windfall tax benefits from stock awards in the current year. The change in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year was primarily related to releases of uncertain tax positions in the current year due to closed audits, an increased recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2024 to be 25.0% in the United Kingdom and approximately 25.4% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

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

We paid quarterly cash dividends of $0.24 per share of common stock in each of March 2024 and June 2024 and $0.25 per share of common stock in September 2024 totaling $182.6 million in the aggregate. We paid quarterly cash dividends of $0.20 per share of common stock in each of March 2023 and June 2023 and $0.24 per share of common stock in September 2023 totaling $160.9 million in the aggregate.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Condensed Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,081.5 million of client funds obligations at September 30, 2024.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Nine Months Ended September 30,
Net cash, cash equivalents and restricted cash provided by (used in):	2024	2023	Change From Prior Year
Operating activities	$902.0	$826.7	$75.3
Investing activities	(802.6)	(167.1)	(635.5)
Financing activities	(790.1)	(812.6)	22.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.2	(4.2)	6.4
Net decrease in cash, cash equivalents and restricted cash	$(688.5)	$(157.2)	$(531.3)

Net cash provided by operating activities was $902.0 million for the nine months ended September 30, 2024. Cash provided by operating activities primarily resulted from net income of $513.3 million adjusted for non-cash items of $640.0 million, partially offset by changes in our working capital accounts totaling $251.3 million. The changes in our working capital accounts were driven by an increase in accounts receivable, decreases in accrued expenses, a decrease in accounts payable and an increase in contract assets.

Investing activities used net cash of $802.6 million for the nine months ended September 30, 2024, primarily related to $646.9 million paid for business acquisitions, net of cash acquired and asset acquisitions, $149.7 million in capitalized software development costs and $41.7 million in capital expenditures, partially offset by $24.4 million in distributions received from unconsolidated affiliates, the collection of other non-current receivables of $7.7 million and proceeds from the sale of property and equipment of $3.3 million.

Financing activities used net cash of $790.1 million for the nine months ended September 30, 2024, primarily representing a net decrease in client fund obligations of $952.2 million, $369.3 million of purchases of common stock for treasury, $182.6 million in quarterly dividends paid, $36.6 million in payments of deferred financing fees and $20.3 million in withholding taxes paid related to equity award net share settlements. These expenditures were partially offset by net borrowings of $484.9 million, proceeds of $271.1 million from stock option exercises and proceeds from noncontrolling interests of $14.9 million.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At September 30, 2024, we held approximately $251.9 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at September 30, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,690.0	May 9, 2031	0.25%
Term A-9 Loans	800.0	September 27, 2029 (1)	0.625% (2)
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
The Term A-9 Loans will mature on the earlier to occur of (1) September 27, 2029 or (2) 91 days prior to the maturity of (x) the 5.5% Senior Notes if more than $150.0 million aggregate principal amount remains outstanding on the 91st day prior to such maturity or (y) the Revolving Credit Facility if more than $150.0 million aggregate principal amount of commitments remain outstanding on the 91st day prior to such maturity, whichever of (x) or (y) comes first.
(2)
Scheduled quarterly payment required for the first eight fiscal quarters commencing with the fiscal quarter ending December 31, 2024. The scheduled quarterly payment will increase to 1.250% for each quarter thereafter until the maturity date of the Term A-9 Loans.

The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $596.9 million was available as of September 30, 2024. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $3.1 million was utilized as of September 30, 2024.

May 2024 Debt Refinancing

On May 9, 2024, we entered into the Incremental Joinder & First Amendment to Credit Agreement (the “Amendment”), which amended our existing amended and restated credit agreement, dated as of April 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Pursuant to the Amendment, we borrowed $3,935.0 million in aggregate principal amount of incremental term B-8 loans (the “Term B-8 Loans”). The Term B-8 Loans bear interest at, at our option, the Base Rate (as defined in the Amendment), plus 1.00% per annum, or the Term SOFR Rate (as defined in the Amendment), plus 2.00% per annum.

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

September 2024 Incremental Joinder

On September 27, 2024, in connection with our acquisition of Battea, we entered into an Incremental Joinder to our Credit Agreement (the “September 2024 Incremental Joinder”). Pursuant to the September 2024 Incremental Joinder, we borrowed $800.0 million in aggregate principal amount of incremental term A-9 loans (“Term A-9 Loans”), the net proceeds of which were used to finance in part the acquisition of Battea, the payment of fees and expenses related thereto and for working capital and general corporate purposes. The Term A-9 Loans bear interest at, at our option, the Base Rate (as defined in the Incremental Joinder), plus 0.50% per annum, or the Term SOFR Rate (as defined in the Incremental Joinder), plus 1.50% per annum, in each case with two leverage-based adjustments that increase the interest margin by 0.25% per annum if our consolidated net secured leverage ratio is greater than 3.50x and 4.25x, respectively, and one leverage-based adjustment that reduces the interest rate margin by 0.125% per annum if our consolidated net secured leverage ratio is less than or equal to 2.50x.

Debt issuance costs and loss on extinguishment of debt

We evaluated the borrowing of our Term B-8 Loans and issuance of 6.5% Senior Notes and the repayment of our Existing Term Loans in accordance with FASB Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. We determined that the new debt borrowing and issuance and existing debt repayment were two independent transactions due to the fact that (i) no single investor held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with creditors about modifying the old debt, and (iii) all lenders were provided the same opportunity to participate in the new debt regardless of whether they were an existing lender. Consequently, the refinancing was accounted for as a debt extinguishment. As a result, the Existing Term Loans borrowing costs of $27.7 million were expensed and are included in Loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2024.

In connection with the May 2024 and September 2024 debt transactions, we capitalized an aggregate of $4.0 million and $38.6 million during the three and nine months ended September 30, 2024, respectively, in financing costs, which represent new third-party costs.

Debt Terms

Our obligations under the Term B-8 Loans and Term A-9 Loans are guaranteed by our existing and future wholly-owned domestic restricted subsidiaries (subject to customary exceptions and limitations). The obligations of the loan parties under the amended senior secured credit facility are secured by substantially all of the assets of such persons (subject to customary exceptions and limitations), including a pledge of all of the capital stock of substantially all of the U.S. wholly-owned restricted subsidiaries of such persons (with customary exceptions and limitations) and 65% of the capital stock of certain foreign restricted subsidiaries of such persons (with customary exceptions and limitations).

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of September 30, 2024, we were in compliance with all financial and non-financial covenants.

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

Covenant Compliance

Under the Revolving Credit Facility portion of the amended senior secured credit facility, we are required to satisfy and maintain a specified financial ratio at the end of each fiscal quarter if the sum of (i) outstanding amount of all loans under the Revolving Credit Facility and (ii) all non-cash collateralized letters of credit issued under the Revolving Credit Facility in excess of $20 million is equal to or greater than 30% of the total commitments under the Revolving Credit Facility. In addition, the Term A-9 Loans will be subject to a 5.25x consolidated net secured leverage ratio commencing at the fiscal quarter ending December 31, 2024, which will, at our option, increase to 5.75x for four consecutive fiscal quarters following a material permitted acquisition. Our ability to meet either financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet either ratio. Any breach of either financial covenant could result in an event of default under the amended senior secured credit facility. Upon the occurrence of any event of default under the amended senior secured credit facility, the lenders could elect to declare all amounts outstanding under the amended senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. Any default and subsequent acceleration of payments under the amended senior secured credit facility would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the amended senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to baskets and ratios based on Consolidated EBITDA.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024
Net income	$164.6	$156.6	$513.3	$413.7	$708.3
Interest expense, net	109.6	120.6	338.9	350.5	458.3
Provision for income taxes	60.0	51.2	140.5	167.3	222.2
Depreciation and amortization	171.3	168.5	504.3	500.4	674.4
EBITDA	505.5	496.9	1,497.0	1,431.9	2,063.2
Stock-based compensation	52.2	42.1	147.9	117.5	189.8
Acquired EBITDA and cost savings (1)	0.8	—	19.4	—	34.5
Loss on extinguishment of debt	1.3	0.5	30.1	1.1	31.1
Equity in earnings of unconsolidated affiliates, net	(1.1)	(27.5)	(20.7)	(42.6)	(78.2)
Purchase accounting adjustments (2)	1.9	2.4	5.7	6.7	8.3
ASC 606 adoption impact	(0.7)	(0.8)	(2.0)	(2.3)	(2.7)
Foreign currency translation (gains) losses	(4.2)	2.5	1.6	3.7	(2.3)
Investment (gains) losses (3)	(5.3)	0.5	(17.3)	(13.7)	(22.5)
Facilities and workforce restructuring	13.9	13.8	33.6	42.5	47.9
Acquisition related (4)	1.8	3.9	2.7	(1.3)	3.9
Other (5)	1.8	0.5	6.4	3.8	10.0
Consolidated EBITDA	$567.9	$534.8	$1,704.4	$1,547.3	$2,283.0
Consolidated EBITDA attributable to noncontrolling interest (6)	(0.9)	(0.9)	(3.1)	(2.1)	(4.0)
Consolidated EBITDA attributable to SS&C common stockholders	$567.0	$533.9	$1,701.3	$1,545.2	$2,279.0

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

Our covenant requirement for consolidated net secured leverage ratio for the benefit of the Revolving Credit Facility and the actual ratio as of September 30, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	1.74x

_____________________________________________________

(1)
Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $159.0 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. For the nine months ended September 30, 2024, our average daily cash balances of approximately $2,157.3 million were maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rate would equal approximately $10.9 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt.

At September 30, 2024, total variable interest rate debt was approximately $4,490.0 million. As of September 30, 2024, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $44.9 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of September 30, 2024 was approximately $51.3 million. The impact of a 10% change in fair value of these investments would have been approximately $3.8 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2024, approximately 31% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense), net. These amounts were not material for the nine months ended September 30, 2024. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates because of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30,

2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the third quarter of 2024 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
July 1, 2024 – July 31, 2024	0.2	$72.58	0.2	$985.2
August 1, 2024 – August 31, 2024	0.9	$71.18	0.9	$922.3
September 1, 2024 – September 30, 2024	0.1	$75.09	0.1	$911.7
Total	1.2		1.2

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to our previous common stock repurchase program.

(3) Stock repurchases were made pursuant to our previous common stock repurchase program, authorized by our Board of Directors in July 2024. The program allowed for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Incremental Joinder to Credit Agreement, dated as of September 27, 2024, by and among SS&C Technologies, Inc., the lenders party thereto, the other loan parties thereto and Morgan Stanley Senior Funding, Inc., as term facilities administrative agent, is incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 1, 2024 (File No. 001-34675)

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

Date: October 30, 2024