Form 10-K
period 2024-12-31
SS&C Technologies Holdings Inc
filed 2025-03-03
CIK 1402436

human

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was $13,300,977,206 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 246,486,228 shares of the registrant’s common stock outstanding as of February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2024

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance, underlying assumptions, and other statements that are other than statements of historical facts. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Such statements reflect management’s best judgment based on factors currently known but that are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the state of the economy and the financial services industry and other industries in which our clients operate, our ability to realize anticipated benefits from our acquisitions, the effect of customer consolidation on demand for our products and services, the variability of revenue as a result of activity in the securities markets, focus of our business on the asset management industry, our ability to retain and attract clients, the intensity of competition with respect to our products and services, risks from cyber-attacks, breaches of digital security, IT system failures and network disruptions, risks associated with third party providers, fluctuations in our operating results, terrorist activities and other catastrophic events, risks associated with our foreign operations, privacy concerns relating to the collection and storage of personal information, evolving regulations and increased scrutiny from regulators, our ability to protect intellectual property assets and litigation regarding intellectual property rights, delays in product development, investment decisions concerning cash balances, tax risks, risks associated with our joint ventures, changes in accounting standards, evolving regulation and scrutiny from regulators, our exposure to litigation and other claims, risks related to our substantial indebtedness, and the market price of our stock prevailing from time to time. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date on which they are made and, except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT GENESIS, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ALGO, ALGORITHMICS, ALTSERVE, ADVENT REVENUE CENTER, ADVICEPLUS, ADVISORWARE, ALL-STAR FUNDS, ALPS, AXYS, BATTEA, BENEFIX, BLACK DIAMOND, BLUE PRISM, CARESTEPP, CHARTSOURCE, THE CLAIMS ENGINE, DBC, ECLIPSE, EZE, EZE CASTLE, EZE ECLIPSE, FAN, FAN MAIL, FIXLINK, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX, GOREC, GORISK, INTRALINKS, KNOW YOUR RISK, LIBERTY ALL-STAR FUNDS, MARGINMAN, MARK-TO-FUTURE, MAXIMIS, MINERALWARE, MOXY, MYPLANNETWORK, PACER, PAGES, PORTIA, PORTPRO, REALTICK, RECON, RICC, ROLLOVER CENTRAL, RISKWATCH, ROM, ROM ARCHITECT, SAVANTRX, SKYLINE, SS&C, SS&C BLUE PRISM, SS&C SINGULARITY, SS&C SMARTSOURCE, SS&C TAX BRIGHTLINE, SS&C TAX OPTIMIZER, SYNCOVA, SYLVAN, TA2000, TAMALE, TAMALE RMS, TIER1CRM, TIER1 SECURITY ENGINE, TRAC, TRADETHRU, TRADEWARE, VISION, WALLETSHARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks other than those referred to in this annual report.

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

Founded in 1986 and headquartered in Windsor, Connecticut, the Company is home to more than 26,000 employees and has 110 offices in 35 countries globally. With more than 22,000 clients spanning the health and financial services industries, our customers’ needs and requirements are always at the forefront of our strategy. We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand cloud solutions which are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to deliver comprehensive fund administration services to alternative and traditional asset managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide clients with targeted, blended solutions based on a combination of software and software-enabled services. We believe our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

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

Our business model is characterized by high revenue retention rates and significant cash flow. We generate revenues primarily through our high-value software-enabled services. Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. Pricing in our software-enabled services businesses scales based on several factors which can include our clients’ assets under management, the complexity of asset classes managed, the number of accounts serviced, the volume of transactions, trading volume, medical claims and pharmacy claims volume and the level of service the client requires. We have experienced average revenue retention rates in each of the last five years of greater than 95% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates.

We generated revenues of $5,882.0 million for the year ended December 31, 2024 as compared to revenues of $5,502.8 million for the year ended December 31, 2023. In 2024, we generated 73% of our revenues from clients in North America and 27% from clients outside North America. Our revenues are highly diversified, with our largest client in 2024 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

Our Industry

We serve a number of vertical markets within the financial services and healthcare industries. Our financial services clients include alternative investment funds, investment management firms, institutional and retail asset managers, insurance companies, registered investment advisors (“RIAs”), wealth managers, banks and brokerage firms. Our healthcare clients include individual and government sponsored health plans and healthcare providers. We believe financial services and healthcare providers will increasingly turn to IT solutions, provided by an independent vendor, as a result of economic challenges and heightened regulatory requirements. Financial services firms are in a search for more risk-averse business strategies, simplified regulatory compliance, and full service solutions provided by a single vendor. Healthcare providers are looking to improve their customers’ experience through better access to data and an enhanced user interface. As a result, we believe these industries will continue to invest in IT and outsourcing solutions.

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
●
Focus on digital transformation. Evaluating the implications of new technologies is a challenge for our clients. By combining institutional-grade quality with cutting-edge technology, we help apply the right solutions to help grow our client’s business more efficiently. Many of our clients face internal digital transformation projects or external threats from emerging tech disrupter competition. As a result, clients invest in new technology to help expand profit margins and offer new products. In addition, new technology incorporating artificial intelligence (“AI”), including machine learning, Robotic Process Automation (“RPA”), and Generative AI, is gaining traction in the financial technology industry. These next-generation tools will, including our acquisition of Blue Prism in 2022, increase efficiency and reduce errors without human intervention. Overall, we continue to see increasing migration to the cloud to achieve operational scalability and lower fixed costs.
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
●
Accelerated adoption of outsourcing and cloud-based solutions. The financial services industry continues to seek more efficient and lower cost operating models in order to achieve their cost savings and margin goals. SS&C sees increased interest in third-party outsourcing and cloud-based solutions as a way for financial services companies to control costs, gain efficiency and decrease operational risk. SS&C offers a holistic approach to outsourcing as a single partner with various end solutions.
●
Transformation of healthcare industry’s business model. The National Committee for Quality Assurance, Centers for Medicare & Medicaid Services and state regulations around health equity resulted in a need for in-depth, whole-person population segmentation with the ability to include social determinants of health characteristics. New and more stringent guidelines are still evolving to satisfy quality ratings and protect revenue. Further changes to the healthcare industry come with the No Surprises Act, requiring cost sharing of unplanned out-of-network services, the Interoperability and Prior Authorization regulation, a CMS

(“Centers for Medicare & Medicaid Services”) requirement for digital data availability, and the Inflation Reduction Act, which gives the federal government control of drug pricing for (among others) high-spending brands. These changes enforce the need for streamlined technology which is flexible and scalable, accurate and reliable analytics, cybersecurity and consumer-directed access to electronic health information. Rapid transformation and market expectations have created an ongoing demand for industry expertise and outsourcing, presenting opportunities in the healthcare space.

Competitive Strengths

The following are the core strengths we believe enable us to differentiate ourselves in the markets we serve:

Enhanced capability through software ownership.

We use our proprietary software products and infrastructure to provide software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Our 2022 acquisition of Blue Prism enables us to deploy Blue Prism's Intelligent Automation Platform and other automation solutions to our clients and to leverage for internal use efficiencies. Because we primarily use our proprietary software to execute our software-enabled services and generally own and control our products’ source code, we can quickly enable continuous updates in a highly scalable, reliable and secure manner. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not offer a comparable model and therefore do not have the same level of hands-on experience with their products.

Global industry leader with a strong market position focused on software and software-enabled services for financial services.

We are a global business providing a broad portfolio of software products and software-enabled services and have 110 offices worldwide. As of December 31, 2024, we had more than 23,000 development, service and support professionals with significant expertise across the industries we serve and deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions which enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing in order to increase productivity and reduce costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

Trusted provider to our highly diversified and growing client base.

By providing mission-critical, reliable software products and services for more than 35 years, we have developed a large and growing installed base within the financial services industry. Our clients include some of the largest and most well-recognized financial services firms. We believe our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at a lower cost.

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

Data center ownership and SS&C private cloud.

SS&C owns and operates a global data center footprint to ensure high uptime and regional service delivery for our customers. Our facilities are strategically placed for regional customers and highly scalable. The SS&C Private Cloud delivers our software with very high throughput. Our goal is to manage the infrastructure end-to-end and to limit third-party reliance outside of our control.

SS&C also offers infrastructure and managed IT services through our data centers and private cloud. By handling end-to-end infrastructure management, we reduce reliance on external providers, enhance security, and maintain strict compliance standards. Our managed IT services include design, deployment, maintenance, and ongoing monitoring of clients’ technology stacks. The result is a robust, scalable, and resilient foundation which powers growth in financial services, healthcare, and beyond.

Experienced management team with strong integrating and operating track record.

Our senior management team has a track record of operational excellence, an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 67 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. In addition, all of our senior executives are compensated based on our financial success.

Business Strategies

Our strategy is to deliver compelling solutions and value propositions to our customers in the financial services and healthcare industries. The following are key elements to our strategy for achieving this objective:

Build upon and extend our leadership position in software and software-enabled services in the financial services industry.

Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base enabling us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, investing in internal development and opportunistically acquiring products and services to address the highly specialized needs of the financial services industry.

Our internal product development team works closely with marketing, sales and client service personnel to ensure product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products cost-effectively by leveraging common components across product families. As a result, we believe we enjoy a competitive advantage because we can address the needs of complex clients by providing industry-tested products and services, including cloud-based services and related mobility platforms that meet global market demands and enable our clients to automate and integrate functions for improved productivity, compliance, reduced manual intervention and bottom-line savings.

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world. Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally. We believe we can grow our client base over time as our products become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of mission-critical outsourcing operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions which are inflexible and costly to maintain. We also believe we have an opportunity to expand our footprint within existing clients. We will continue to focus on cross-selling our products and bundling solutions. Our software-enabled services revenues increased from $4,273.9 million for the year ended December 31, 2022 to $4,840.3 million for the year ended December 31, 2024.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have proven our ability to integrate complementary businesses as demonstrated by the 67 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have improved the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2024, we generated 27% of our revenues from clients outside North America. We are building our international operations to increase our sales outside North America. We plan to continue to expand our global market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in the Asia Pacific region due to recent acquisitions and large client wins. Over the last three years, revenue from the Asia Pacific region has increased 18.4% to $305.8 million. We believe this region presents a compelling growth opportunity.

Increase profitability through margin expansion.

We expect to drive increased margins by delivering innovative end-to-end solutions which provide significant value to customers and warrant premium pricing. We have significant scale with best-in-class solutions and software-enabled services across the delivery spectrum, which, we believe, combined with a diversified service offering and client base, drives stable revenues and increased operating leverage. In addition, our operating flexibility allows us to scale our costs based on client demands. We can also increase our margins by implementing more technology in our services business, including automating traditionally manual accounting functions and utilization of the Blue Prism intelligent automation platform.

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

Since 1995, we have acquired 67 businesses. These acquisitions have contributed marketable products and services, which have increased our revenues and earnings. We have generally been able to improve our acquired businesses’ operating performance and profitability. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and eliminating redundant administrative tasks and research and development expenses. In many cases, we have also increased revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 8 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 2010 (in millions):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
May 2012	Thomson Reuters’ PORTIA Business	$170.0	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834.4	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95.0	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600.0	Expanded global investment management software and services
November 2015	Primatics Financial	$116.0	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup's Alternative Investor Service	$425.0	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo's Global Funds Service	$75.1	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88.5	Expanded fund administration services in hedge fund and other asset management sectors
April 2018	DST Systems, Inc.	$5,400.0	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
October 2018	Eze Software Group, LLC	$1,450.0	Strengthened SS&C’s front to back-office technology
November 2018	Intralinks Holdings, Inc.	$1,500.0	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
November 2019	Algorithmics	$88.8	Added cloud-based risk analytics and additional regulatory solutions
May 2020	Innovest	$120.0	Added web-based trust accounting and unique asset servicing solutions
March 2022	Blue Prism Group Plc	$1,645.0	Added deep expertise in intelligent automation and robotic process automation
March 2022	Hubwise Holdings Limited	$75.0	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies
September 2024	Battea-Class Action Services, LLC	$671.0	Added expertise in in all stages of filing and processing settlement claims in connection with antitrust, securities litigation and settlement recovery services

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

Software-enabled Services

•
SS&C GlobeOp – Ranked “#1 Largest Administrator – All” based on Convergence’s 2024 Global Fund and AUA, and winner of “Best Administrator – Relationship Management in Private Equity Administration” by Global Custodian’s 2024 Industry Leaders Awards, SS&C GlobeOp serves worldwide clientele. Strategies include hedge funds, private equity funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $2.5 trillion in alternative assets under administration. SS&C provides a full suite of comprehensive capabilities, including but not limited to: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services and automated support of post-trade activities. In addition, SS&C GlobeOp provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts. With our recent acquisition of Battea Class Action Services, SS&C GlobeOp now offers securities class action claims and settlement recovery services to institutional investors.
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
•
SS&C Retirement Solutions – SS&C’s retirement solutions business provides technology, administration, and record-keeping processes on TRAC’s end-to-end digital platform. SS&C supports organizations representing more than 12 million participants and approximately 400,000 plan sponsors. Our digital retirement solutions help financial services providers drive more efficient processes, move critical yet cumbersome procedures online, and implement a flexible platform for growth. Services include outsourced recordkeeping and call center operations, SaaS recordkeeping, rollover and income portability, retirement intelligence, advisor practice management, personalized education and financial wellness. The UK and Australian markets include pensions and actuarial services, superannuation and transfer value analysis.
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
•
Managed Services – Our Managed Services provides a full spectrum of tailored options to our clients’ specific needs, from cloud-delivered technology to co-sourcing specific workflows to full outsourcing of operational processes including data management services such as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management.

•
Data Solutions – Data Solutions consists of a vast network supporting the automated delivery of custodial and other counterparty data, global market data, loan data, corporate actions, and more.
o
Advent Custodial Data provides account-level information from a firm’s custodian(s) through a single, secure connection to a data network managed by Advent. Using Custodial Data, firms can reconcile positions, transactions and cash activity on an exceptions-only basis, or firms can post data directly into their portfolio accounting system.

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
▪
DomaniRx – Domani Rx, LLC, our joint venture with Humana and Elevance Health provides healthcare organizations with end-to-end transparency and data analytics to help them keep up with an ever-changing regulatory environment. This claims adjudication platform leverages SS&C’s technology capabilities and resides on SS&C’s private cloud. The outcome is a unified, cloud-native user experience featuring demonstrated scalability, resilience and best-in-class transactional processing capabilities.

o
Healthcare Administration – Our proprietary software applications deliver medical claim administration services, health plan compliance and revenue integrity services for payers and providers in the domestic healthcare industry. Healthcare administration services are offered via software license, remote or business process outsourcing. Solutions are offered as stand-alone components to complement existing operations/systems or integrated into a core administration package.

o
Healthcare Optimization – We offer comprehensive care management, population health analytics applications and a customizable member portal to optimize client revenue. Our integrated care management solution comprises a real-time, intuitive, and workflow-driven suite supporting clients in enhancing member outcomes and effectively managing costs. We provide population health analytics via both a proprietary solution for certified HEDIS® measures and exclusive distribution of the Johns Hopkins ACG® System (Adjusted Clinical Groups) to health plans in the United States. Long recognized as a worldwide leader in population health analytics, the ACG System delivers actionable insights to address patient care needs, integrate SDoH (Social Determinants of Health) and measure Health Equity. Our platform-agnostic member portal enables 24/7 access to personalized benefit information.

Software license, maintenance and related

•
Portfolio/Investment Accounting and Analytics Software – We provide comprehensive, integrated software solutions to help our clients streamline operations and accelerate global accounting processes. Our portfolio accounting solutions provide seamless front-to-back-office integration, with the flexibility to meet the unique accounting needs of our customers and virtually unlimited scalability to accommodate growth. Our fund accounting solutions meet the challenges of high-volume, global fund managers with support for complex, multi-asset class and multi-currency strategies. We also have solutions catered to insurance accounting and commercial, consumer and residential loan accounting.

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
o
Genesis – Genesis is an all-new investment operations platform that provides extensive asset class and functional support across the front-, middle-, and back-office. Built natively for the cloud with advanced technology, Genesis features an innovative user experience, actionable monitors, notifications and alerts infused with AI. Smart, innovative technologies matched with deep functionality streamlines clients’ businesses and provides users with critical business intelligence via machine learning, workflow engine and KPI and system health monitoring.

•
Portfolio Management Software
o
Performance and Performance Attribution (Sylvan) – SS&C’s performance measurement, attribution and composite management platforms streamline the calculation and reporting of performance while enabling our clients to analyze the sources of return. It supports multiple attribution methodologies, customized benchmarking and composite management. We provide full support for industry-mandated Global Investment Performance Standards (“GIPS”) performance reporting standards.
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
o
Reconciliation (Recon) – SS&C’s Recon is a highly scalable reconciliation and exception management system that give our customers more control over the accounting lifecycle, including account, cash and position reconciliations. With data translation, rules-based matching and superior investigative tools, our Recon solution streamlines operational efficiency delivering full visibility into cash, holdings, transactions, trial balances and security masters.
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
o
FIXLink - A FIX messaging community that provides access to a network of brokers and trading platforms. It's designed to help capital market participants connect with other parties quickly and efficiently. It is one of the largest and most robust FIX networks in the industry, with market participants in more than 80 countries.
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
•
Research, Analytics, Risk and Training
o
Algorithmics – Algorithmics’ cloud-based solutions deliver risk analytics to address the impact of business and regulatory changes. The solutions, including counterparty credit risk, financial risk APIs, risk for insurance and workspace analyzer, along with others, address market, credit and liquidity risk and capital management.
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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. In addition, our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry. They include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2024, revenues from professional services represented 2% of total revenues.

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

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis. Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized financial services and healthcare firms. During the year ended December 31, 2024, our top 10 clients represented approximately 15% of total revenues, with no single client accounting for more than 5% of total revenues.

Sales and Marketing

We believe a direct sales organization is essential in successfully implementing our business strategy. The personnel in our sales organization understand the complexity and importance of the operations and information managed by our products and the regulatory and reporting requirements of each industry. Our dedicated direct sales and support personnel are located in offices worldwide and regularly undergo product and sales training. Our marketing team has extensive experience in the financial services and healthcare industries. They identify market trends and create targeted programs to engage our prospects and further develop our client relationships. This approach minimizes costs, accelerates lead generation, delivers up-to-date market insights, and ensures measurable marketing impact.

Product Development and Engineering

We seek to introduce new products and regularly offer product innovation to maintain our competitive advantage. We use multidisciplinary teams of highly trained personnel to meet these goals and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2024, 2023 and 2022, our research and development expenses were $517.7 million, $473.8 million and $447.3 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions and software development. For the years ended December 31, 2024, 2023 and 2022, we spent $194.3 million, $194.9 million and $144.9 million, respectively, on capitalized software projects.

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

Human Capital

As of December 31, 2024, we had approximately 26,800 full-time employees, including approximately 15,600 in our international operations, consisting of approximately:

●
4,300 employees in research and development;
●
18,800 employees in client support, consulting and services;
●
1,700 employees in sales and marketing; and
●
2,000 employees in finance, administration and information technology.

Our ability to attract, develop and retain highly skilled employees is critical to our success. We value a diverse workforce and an inclusive culture made up of smart people and superb technology. We believe strong collaboration and innovation allow us to be successful. Our employees have widely diverse cultural backgrounds and life experiences. We view diversity as one of our biggest strengths and advantages as a global organization. We value individualism and distinct viewpoints and believe that we can all learn something from each other. We are committed to being an organization that welcomes, celebrates and thrives on diversity. We have a robust Global Mobility program that provides opportunities for cultural enrichment and knowledge share. The breadth of our products and services, our global office network and our clientele affords opportunities for mobility and advancement within the Company for people who make a positive impact. We monitor and evaluate various turnover and attrition metrics throughout our organization.

We have a well-designed rewards program, which benefits both our employees and us by ensuring the alignment of rewards with goals and expectations. Compensation comprises a combination of base salary, bonus and equity. Our compensation program is designed to promote a performance-driven work culture that drives our growth and provides competitive compensation opportunities to attract and retain top performers. We provide benefits programs that are flexible, comprehensive and competitive. While specifics may vary by country, our benefits package generally includes healthcare coverage, retirement benefits, life and disability insurance, wellness and employee assistance programs, flexible leave policies, 401(k), tuition/professional reimbursement program and more. We embrace a hybrid work model and encourage employees to take time off to maintain a healthy work/life balance. In addition, we offer professional development and tuition reimbursement for degree programs and job-related coursework.

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
●
we are subject to the variations and fluctuations of the asset management industry;
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
●
we face risks from cyber-attacks, breaches of digital security, IT system failures and network disruptions that could adversely affect our reputation and our business;
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
●
if we are unable to protect our intellectual property, proprietary technology and other confidential information, our success and ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties;
●
we may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements;
●
the development and use of machine learning and artificial intelligence presents risks and challenges that could impact our business;
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
●
some of our joint venture investments are subject to buy-sell agreements, which could, among other things, restrict us from selling our interests even if we were to determine it would be prudent to do so; and
●
a material weakness in our internal controls could have a material adverse effect on us.

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
●
because our platform could be used to collect, store, handle, transmit or otherwise process personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform; and
●
we could become subject to litigation regarding our or a third party’s intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs.

Risks Relating to Our Indebtedness

●
our substantial indebtedness could adversely affect our financial health and operations;
●
to service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control;
●
restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies; and
●
loans under our Credit Agreement bear interest based on SOFR, and SOFR has a limited history.

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
●
William C. Stone, our Chairman of the Board and Chief Executive Officer, exerts significant influence over our Company;
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

The global economy has in the past been subject to severe disruptions in the credit markets, increased uncertainty about economic, political, global trade and market conditions, and periods of heightened volatility in a variety of financial and other markets, including commodity prices and currency rates. Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. Unfavorable or uncertain economic conditions, economic instability or economic downturns could: (i) cause our clients or prospective clients to cancel, reduce or delay planned expenditures for our products and services; (ii) impair our clients’ ability to pay for products they have purchased; or (iii) cause our clients to process fewer transactions through our software-enabled services, renegotiate their contracts with us, move their IT solutions in-house, switch to lower-priced solutions offered by our competitors or exit the industry. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues because pricing in many of our agreements is adjusted based on assets under management. We cannot predict the occurrence, timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery and prolonged declines in business consumer spending could materially adversely affect our business, results of operations and financial condition, and the liquidity and financial condition of our clients. Changes in inflation rates, and changes in interest rates by the U.S. Federal Reserve and central banks around the world, could result in economic volatility or uncertainty, which could adversely affect our business, financial condition, results of operations and cash flows.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in September 2024, we completed our acquisition of Battea-Class Action Services, LLC (“Battea”). However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

We are subject to the variations and fluctuations of the asset management industry.

We derive significant revenues from asset management, administration and distribution contracts with clients. Under these contracts, the fees paid to us are based on a variety of factors, including the market value of assets under management, assets under administration and number of transactions processed. Assets under management, assets under administration or the number of transactions processed may decline for various reasons, causing results to vary. Factors that could decrease assets under management and assets under administration (and therefore revenues) include declines in the market value of the assets in the funds (and accounts as applicable) managed, administered and distributed, redemptions and other withdrawals from, or shifts among, the funds (and accounts as applicable) managed, administered and distributed, as well as market conditions generally.

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

We face risks from cyber-attacks, breaches of digital security, IT system failures and network disruptions that could adversely affect our reputation and our business.

Our software-enabled services maintain and process confidential data and process trades and perform other back-office functions, including wiring funds, on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. Our platforms house sensitive, confidential client information. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include cybersecurity attacks or IT systems failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats are evolving and increasing in frequency, prevalence and magnitude across all business types and in our industry as well as for many firms that process information. Our security measures, and those of our service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, data corruption attempts, malicious software, attempts to gain unauthorized access to data, phishing attacks, social engineering, security breaches or employee or contractor malfeasance and other electronic security breaches that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. Such cybersecurity incidents could lead to disruptions in our systems, the unauthorized use, access, release or destruction of our or our clients’ or other parties’ confidential, proprietary, personal or otherwise protected information and the corruption of data. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks. Additionally, the techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In the last few years there have been many successful advanced cyber-attacks that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources and oversight efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, and protect against the threat of system disruptions and security breaches, there is no guarantee that our systems and procedures are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential, proprietary and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied, and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Given the unpredictability of the timing, nature and scope of such attacks, breaches, failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential, proprietary, personal or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

If third-party service providers on which we rely, or other third parties with which we do business or which facilitate our business activities, suffer disruptions to their IT systems, our business could be harmed.

In providing our software-enabled services to our customers, we depend upon IT infrastructure that is primarily managed by our firm, but we also depend on third-party service providers to provide some of the IT infrastructure on which we rely. Although we seek to ensure that appropriate security and other standards are maintained by these third parties, these third parties are also subject to the risks discussed in the preceding risk factor, and there is no guarantee that they will maintain systems and procedures sufficient to protect against cyber-attacks, breaches of digital security, IT system failures and network disruptions.

In addition, the third parties with which we do business upon which we rely or which facilitate our business activities, including financial intermediaries, are susceptible to the risks described in the preceding risk factor (including regarding the third parties with which they are similarly interconnected), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom they are interconnected or conduct business.

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

A war, terrorist attack, pandemic or other catastrophe may adversely affect our business. In addition, the effects of global climate change, resulting in increased likelihood and severity of natural disasters and extreme weather events, could disrupt our operations. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct effect on our business operations is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus or other malware, physical or cybersecurity breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could adversely affect our business, results of operation and financial condition.

We have substantial operations and a significant number of employees in India and we are therefore subject to regulatory, economic and political uncertainties in India.

As of December 31, 2024, we had approximately 7,500 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

If we are unable to protect our intellectual property, proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.

Our success and ability to compete depends in part upon our ability to protect our intellectual property, proprietary technology and other confidential information. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements, license agreements and technical measures to protect our intellectual property, proprietary technology and other confidential information. We have registered trademarks, service marks, domain names, and logos for some of our products and will continue to evaluate the registration of additional trademarks, service marks, domain names, and logos as appropriate. We generally enter into confidentiality agreements or intellectual property assignment agreements with our employees, partners, independent contractors, consultants, distributors, clients and potential clients or other third parties that have or may have had access to our trade secrets or other proprietary or confidential information, or developed intellectual property on our behalf. However, these efforts may be insufficient to prevent those parties or others from infringing, misappropriating, violating or asserting rights in our intellectual property, confidential information or other technology and our proprietary technology and confidential information may be subject to embezzlement, theft, or other similar illegal behavior by our employees or third parties. In addition, our employees, partners, independent contacts, consultants, distributors, clients and potential clients may breach our confidentiality agreements and we may not have adequate remedies for any such breach. Furthermore, unauthorized third parties may seek to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. If a third party were to gain unauthorized access to or independently develop the confidential or proprietary information we possess, we could suffer a loss of revenues, we could experience an adverse impact on our competitive position, and our relationships with our clients and our reputation could be materially adversely affected. Existing patent and copyright laws afford only limited protection. Third parties may develop substantially equivalent or superseding proprietary technology or may offer equivalent products in competition with our products in a manner that does not infringe, misappropriate or otherwise violate our intellectual property or other proprietary rights, thereby substantially reducing the value of our proprietary rights. A number of third parties hold patents and other intellectual property rights with application in the financial services field. Consequently, we are subject to the risk that such third parties will claim that our products infringe, misappropriate or otherwise violate their intellectual property rights, including their patent rights. Such claims, regardless of merit, could result in expensive and time-consuming litigation, divert the attention of our personnel, and impair our intellectual property rights. An adverse determination in any intellectual property claim could require us to pay damages (compensatory or punitive) and/or temporarily or permanently stop using our technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our product offerings, services or processes to avoid infringing, misappropriating or otherwise violating such third party’s intellectual property rights, which may not be technically or commercially feasible. Any of the foregoing could have a material adverse effect on our business, results of operation, and financial condition.

We use open source software in connection with a limited number of our software products. We monitor our use of open source software in an effort to avoid subjecting our products to unfavorable conditions or conditions that we do not intend, including the requirement to disclose our proprietary source code. However, such a use could inadvertently occur or could be claimed to have occurred, in part because open source license terms can be ambiguous. Some open source licenses require that source code subject to the license be disclosed to third parties, grant such third parties the right to modify and redistribute that source code and a requirement that the source code for any software derived from it be disclosed. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected. Additionally, we could face claims from third parties claiming ownership of, or demanding the release of, any open source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering our platform unless and until we can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protection regarding infringement claims or the quality of the code.

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
●
we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, regulatory requirements and other developments in the industries in which our clients operate; and
●
we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential, proprietary or personal information stored on our computers or transmitted over our network.

Our failure to enhance our existing products and services and to develop and introduce new products and services to promptly address the needs of our clients and a changing marketplace could adversely affect our business, results of operations and financial condition.

The development and use of machine learning and artificial intelligence presents risks and challenges that could impact our business.

We develop and incorporate machine learning and AI technology (collectively “AI”) in certain of our products, services and operations. Issues related to AI may result in reputational harm, liability, increased costs, or other material adverse consequences to our business.

AI may produce inaccurate, insufficient or false outputs, and outputs with unintended biases. Our AI algorithms and training methodologies may contain errors, biases or other flaws, or be limited by regulatory or contractual restrictions on using data to train our models.

Our AI offerings may fail to win market adoption for various reasons. We face significant competition from other companies who may develop or deploy AI faster, at lower cost, or more effectively than we do. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services.

There may be legal uncertainty around the protectability of AI-generated works, which may limit our ability to obtain exclusive intellectual property rights in our products and innovations. Further, the data we use to train AI may contain protected information, including personal data, or information belonging to third parties, for which we have insufficient rights. Our use of AI may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties.

Vendors who provide AI technology to us, and who utilize AI technology to provide other products and services to us, and their vendors, may not meet existing or rapidly evolving regulatory or industry standards for privacy and data protection, and level of service and experience.

If we, our vendors, or our or their third-party partners experience an actual or perceived breach of privacy or a security incident involving the use of AI, we may lose valuable intellectual property and confidential information, and our reputation could be harmed.

Malicious actors around the world may use AI for cyberattacks, data theft, and other harmful activities, including AI-powered automated attacks targeting our systems or employees and resulting in the theft and misuse of personal information, confidential information, and intellectual property. AI-generated disinformation could also be used to damage our brand or manipulate market perception of our company.

The regulatory landscape surrounding AI is evolving and uncertain. AI regulations are emerging globally, including in the European Economic Area and other jurisdictions in which we operate. These regulations may not be consistent across jurisdictions and will be subject to change and evolving interpretations.

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

For the years ended December 31, 2024, 2023 and 2022 international revenues accounted for 31%, 31% and 29%, respectively, of our total revenues. We sell certain of our products primarily outside the U.S. In addition, international trade tensions have created political and economic uncertainty and instability in global financial and foreign currency markets.

While Brexit events provide some clarity regarding the future relationship between the U.K. and the E.U., there remains uncertainty, which may adversely affect our operations and financial results, as we generated approximately $673.4 million, $638.6 million and $573.1 million in revenues from the U.K. in the years ended December 31, 2024, 2023 and 2022, respectively. Our international business is also subject to a variety of other risks, including:

●
potential changes in a specific country’s or region’s political or economic climate, including the ongoing situation involving Ukraine and Russia, and the conflict in the Middle-East;
●
the need to comply with a variety of local regulations and laws, U.S. export controls, the U.S. Foreign Corrupt Practices Act

(“FCPA”) and the U.K. Bribery Act (“Bribery Act”);
●
global trade issues and uncertainties arising from geopolitical tensions, governmental policy changes, and other factors;
●
potential expropriation of assets by foreign governments;
●
difficulty repatriating any international profits;
●
fluctuations in foreign currency exchange rates;
●
application of discriminatory fiscal policies;
●
potential changes in tax laws and the interpretation and application of such laws; and
●
potential difficulty enforcing third-party contractual obligations and intellectual property rights.

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

Our clients are subject to extensive regulation, including investment adviser, broker/dealer and privacy regulations applicable to products and services we provide to the financial services industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. As a result, our relationships with our clients may subject us to increased scrutiny from a number of regulators and government entities that regulate the financial services industry in the U.S., the U.K. and the other jurisdictions in which we operate. As a result of the changes in the global economy and the turmoil in global financial markets in recent years, the risk of additional government regulation has increased.

Moreover, our healthcare business is subject to evolving and increasing federal and state regulation. Such federal regulation is developed, interpreted or enforced by regulators including, the Centers for Medicare and Medicaid Services, the U.S. Dept. of Health and Human Services, the Office for Civil Rights and the Office of the Inspector General. Typically, a state’s department of insurance regulates much of our healthcare business; however, each state’s statutes dictate such authority. Any of these regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations, or the interpretations thereof, may affect our ability to continue to offer our existing products and services, or to offer products and services we may wish to offer in the future.

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

The FCPA and anti-bribery laws in other jurisdictions, including the Bribery Act, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We and our clients operate in a number of jurisdictions that may pose a risk of potential FCPA or Bribery Act violations.

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

Because our platform could be used to collect, store, handle, transmit or otherwise process personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform.

Personal privacy has become a significant issue in the U.S. and in many other countries where we offer our solutions or may offer them in the future. The global data protection landscape is rapidly evolving, is not uniform and is likely to remain uncertain for the foreseeable future, and there has been an increasing focus on data privacy and protection issues with the potential to affect our business. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion and other processing of personal information. In the U.S., these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”) and federal financial regulatory bodies. In certain circumstances in the U.S., we are also subject to the federal Gramm-Leach-Bliley Act (“GLBA”), which, among other things, requires certain of our businesses, including, without limitation, broker-dealers, transfer agents, and registered investment advisers, to maintain written policies and procedures to protect certain non-public personal information of individuals who are clients of certain of our financial institution customers, to notify such individuals if certain of their sensitive non-public personal information has been accessed or used without authorization, and to take reasonable measures to protect against unauthorized access to or use of certain non-public personal information of individuals who are clients of certain of our financial institution customers in connection with its disposal. In certain circumstances in the U.S., we are subject to the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs the use and disclosure of protected health information of individuals who are clients of or otherwise serviced by certain of our healthcare industry customers. In the U.S., new or evolving laws and regulations governing data privacy and the use and disclosure of non-public, confidential or protected personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), State biometric laws, and other emerging U.S. state privacy laws, pose increasingly complex compliance challenges and could potentially elevate our compliance risks and costs. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers than in the U.S., including, without limitation, the E.U.’s General Data Protection Regulation (“GDPR”) which imposes strict privacy and data security requirements and provides for robust regulatory enforcement and sanctions for non-compliance. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the European Economic Area (“EEA”), including the United States, in respect of which the European Commission or other relevant regulatory body has not issued a so called ‘adequacy decision,’ unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Recent legal developments in Europe have created complexity, uncertainty and risk regarding such transfers, in particular in relation to transfers to the United States.

Moreover, following Brexit, the GDPR was transposed into UK law (“UK GDPR”) as supplemented by the UK Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. However, the UK GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the UK Government), which creates a risk of divergent parallel regimes and related uncertainty and compliance risk. We cannot predict how the UK GDPR and other UK privacy and data security laws, rules or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance. Moreover, we face similar issues and risks of compliance with divergent data privacy laws in India, Thailand, Brazil, China, and other countries in which we operate.

Additionally, many statutory requirements, both in the U.S. and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information. For example, certain federal laws and laws in all 50 U.S. states require certain businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance with such state laws and applicable U.S. federal laws in the event of a widespread data breach is difficult and may be costly. Moreover, states and U.S. regulatory agencies frequently amend existing laws, requiring attention to changing state and federal regulatory requirements. We also may be contractually required to notify consumers or other third parties of a security breach.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. As a result of uncertainty regarding the interpretation and application of privacy and data protection-related laws, regulations, and self-regulatory requirements, it is possible that these laws, regulations, and requirements may be interpreted and applied in a manner that is inconsistent with our existing data handling practices or the technological features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, each of which may be material, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy or data protection-related concerns, even if unfounded, or comply with applicable privacy or data protection-related industry standards, laws, rules, regulations, policies and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the industry standards, laws, regulations, policies and other obligations that are applicable to us and the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Also, privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in foreign countries.

We could become subject to litigation regarding our or a third party’s intellectual property rights or other confidential or proprietary information, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been a high incidence of litigation in the U.S. involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or to protect our confidential or proprietary information, or as a result of an allegation that we infringe, misappropriate or otherwise violate a third party’s intellectual property rights, including patents, trademarks, trade secrets and copyrights. We also may be contractually required to defend and indemnify our clients against third-party infringement claims related to our intellectual property. From time to time, we have received notices claiming our technology may infringe, misappropriate or otherwise violate third-party intellectual property rights or otherwise threatening to assert intellectual property rights. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and our intellectual property rights being reduced, narrowed or held unenforceable or invalid. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects, and divert management time and attention. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we may be required to pay the third party substantial monetary damages and to cease the activities covered by such intellectual property rights, unless we obtain a license to such intellectual property rights, which may not be available on commercially reasonable terms or at all, or incur substantial costs to develop non-infringing intellectual property to make it or our related products or services available under contracts with our customers. In addition, these claims and threats could also cause us to undertake to re-engineer our products or services which may not be technically or commercially feasible. Any of the foregoing could have a material adverse effect on our business, results of operation and financial condition.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and operations.

We currently have a substantial amount of indebtedness. As of December 31, 2024, we had total indebtedness of $7,045.0 million and an additional $596.3 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We estimate that our current levels of indebtedness as of December 31, 2024 will result in annual interest payments of approximately $431.1 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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
●
incur liens.

In addition, the Credit Agreement also requires us to maintain a specified leverage ratio. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.

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

Shares of our common stock were sold in our initial public offering at a price of $7.50 per share on March 31, 2010, and through December 31, 2024, our common stock has traded as high as $84.85 and as low as $6.64. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, the market price of our common stock may fluctuate significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

William C. Stone, our Chairman of the Board and Chief Executive Officer, exerts significant influence over our Company.

As of February 19, 2025, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 14.0% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2024, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our information security processes are designed to assess, identify and manage material risks from cybersecurity threats. In conducting our business activities, we are entrusted with confidential information from our clients, business partners and employees. Confidential information may include sensitive business, proprietary and technical information, as well as personal information. Our Information Security Management System (“ISMS”), based on ISO/IEC27001, is an integral part of our overall enterprise risk management system, and serves as a framework for handling cybersecurity threats and incidents, including such threats and incidents associated with our use of services by information technology suppliers. The ISMS is operated by our Global Information Security team headed by our Global Chief Information Security Officer (“CISO”). We maintain physical, electronic and procedural safeguards designed to guard confidential and proprietary information contained within our information systems from loss, misuse, unauthorized access, disclosure, alteration or destruction. We have layered defenses designed to protect against intrusions that could affect the confidentiality, integrity and availability of information.

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

We perform information technology supplier risk assessments on a periodic basis. Information technology suppliers to SS&C that access, handle, transmit, process or store personal information or other customer data on our behalf are assessed and are also subject to periodic due diligence procedures.

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

Our CISO is responsible for our overall information security strategy, policy, security engineering, operations, cybersecurity threat detection and response. Our CISO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other companies. Global Information Security team members provide regular reports to our CISO with respect to the prevention, detection, mitigation and remediation of cybersecurity incidents, and otherwise aid our CISO in operating the ISMS. Global Information Security team members have relevant education, certifications, and industry experience.

We, our clients and our vendors are regularly the target of attempted cyber-attacks, and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Such cybersecurity incidents could lead to disruptions in our systems; the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information; and corruption of data. We regularly re-evaluate, modify and enhance our information security processes as new technologies emerge or new risks are identified. In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operating results, cash flows or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Risk factors - Risks Relating to Our Business - We face risks from cyber-attacks, breaches of digital security, IT system failures and network disruptions that could adversely affect our reputation and our business.” for more information about these risks.

ITEM 2. PROPERTIES

We lease our corporate offices at 80 Lamberton Road, Windsor, CT 06095. We utilize offices in 109 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 65% of our office space as compared to owning 35% of our office space. We believe that our offices are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of January 17, 2025, we had approximately 269,000 beneficial shareholders of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the fourth quarter of 2024 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
October 1, 2024 – October 31, 2024	0.5	$70.81	0.5	$876.2
November 1, 2024 – November 30, 2024	3.1	$74.63	3.1	$646.4
December 1, 2024 – December 31, 2024	1.3	$76.18	1.3	$545.0
Total	4.9		4.9

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program.

(3) Share repurchases were made pursuant to our Common Stock Repurchase Program authorized by our Board of Directors in July 2024. The program allows for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

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

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Technology Dividend TR Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

and the Nasdaq Technology Dividend TR Index

* $100 invested in stock on December 31, 2019. Return calculations of indices assume the reinvestment of dividends.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
SS&C Technologies Holdings, Inc.	100	120	136	87	104	131
Nasdaq Composite - Total Returns	100	145	177	119	173	224
Nasdaq Technology Dividend TR Index	100	118	154	120	166	208

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

The following table lists the significant businesses we have acquired since January 1, 2022:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Battea-Class Action Services, LLC	September 2024	Added expertise in in all stages of filing and processing settlement claims in connection with antitrust, securities litigation and settlement recovery services
Iress Managed Funds Administration Business	October 2023	Provided software and services for trading and market data, financial advice, investment management, mortgages, superannuation, life and pensions and data intelligence
Tier1	August 2022	Extended SS&C's customer relationship management offerings
O'Shares ETF	June 2022	Expanded the offerings of SS&C ALPS Advisors, SS&C's wholly-owned asset manager
Minerals Management, LLC	May 2022	Extended SS&C's offerings into the energy market while helping clients streamline operations across all asset classes and type
Hubwise Holdings Limited	March 2022	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies
Blue Prism Group Plc	March 2022	Added deep expertise in intelligent automation and robotic process automation

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the businesses listed in the table above for the respective time periods each was owned by SS&C.

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services. Since 2022, we have seen increased demand in the financial services industry for these services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and expanding our service offerings. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. In particular, the acquisition of Blue Prism increased our term license and maintenance revenues. Our software-enabled services revenues increased from $4,273.9 million in 2022 to $4,840.3 million in 2024. We believe that our high degree of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in IT.

Liquidity. In May 2024, we entered into the Incremental Joinder & First Amendment to the Credit Agreement, resulting in term B-8 loans totaling $3,935.0 million. We also issued $750.0 million of 6.5% Senior Notes in May 2024. The net proceeds of the Term B-8 Loans and from the sale of the 6.5% Senior Notes were used to repay all amounts owed under the previously existing term loans. In September 2024, in connection with our acquisition of Battea, we entered into an Incremental Joinder to our credit agreement, resulting in new term loans totaling $800.0 million. All of these transactions are described in Contractual Obligations.

We generated $1,388.6 million in cash from operating activities in 2024, compared to $1,215.1 million and $1,134.3 million in 2023 and 2022, respectively. In 2024, we used our operating cash flow, cash received from debt borrowings, $355.1 million in proceeds from the exercise of stock options and existing cash to fund the Battea acquisition, purchase $737.5 million of common stock for treasury, pay $244.9 million in dividends and invest in capital expenditures in our business.

Ongoing macroeconomic conditions, such as changes in interest rates and inflation rates and changes in foreign currency exchange rates, could have impacts on our results that are uncertain and, in many respects, outside our control. Economic conditions are subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources.

Results of Operations

Revenues

We derive our revenues from two sources: software-enabled services revenues and license, maintenance and related revenues. As a general matter, fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Software-enabled services revenues also fluctuate as a result of reimbursements received for “out-of-pocket” expenses, such as postage and telecommunications charges, which are recorded as revenues. Total out-of-pocket revenue was $93.2 million, $93.6 million and $92.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Because these additional revenues are offset by the reimbursable expenses incurred, there is no impact on gross profit, operating income and net income, however the reimbursements billed and expenses incurred can lead to fluctuations in revenues, cost of revenues and gross margin percentage each period. License, maintenance and related revenues consist primarily of term and perpetual license fees, maintenance fees and professional services. Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and professional services revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including Blue Prism and Hubwise in March 2022, MineralWare in May 2022, O’Shares in June 2022, Tier1 in August 2022, CFO in December 2022, the Iress Managed Funds Administration Business in October 2023 and Battea in September 2024.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Software-enabled services	82.3%	81.6%	80.9%
License, maintenance and related	17.7%	18.4%	19.1%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2024	2023	2022	2024	2023
Software-enabled services	$4,840.3	$4,488.3	$4,273.9	7.8%	5.0%
License, maintenance and related	1,041.7	1,014.5	1,009.1	2.7%	0.5%
Total revenues	$5,882.0	$5,502.8	$5,283.0	6.9%	4.2%

Fiscal 2024 versus Fiscal 2023. Our revenues increased $379.2 million, or 6.9%, primarily due to an increase of $336.8 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, virtual data room services, Global Investor and Distribution Solutions and Wealth and Investment Technologies businesses. Our revenues also increased due to acquisitions, which contributed $31.7 million in revenues as well as the favorable impact from foreign currency translation of $10.7 million. Software-enabled services revenues increased $352.0 million, or 7.8%, primarily due to an increase in organic revenues of $311.7 million, and acquisitions, which added $29.9 million in revenues, as well as the favorable impact from foreign currency translation of $10.4 million. License, maintenance and related revenues increased $27.2 million, or 2.7%, primarily due to an increase in organic revenues of $25.1 million, acquisitions added $1.8 million in revenues and the favorable impact from foreign currency translation was $0.3 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Cost of software-enabled services	54.1%	55.1%	56.5%
Cost of license, maintenance and related	38.4%	37.4%	35.0%
Total cost of revenues	51.3%	51.8%	52.4%
Gross margin percentage	48.7%	48.2%	47.6%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2024	2023	2022	2024	2023
Cost of software-enabled services	$2,618.8	$2,472.0	$2,414.8	5.9%	2.4%
Cost of license, maintenance and related	399.6	379.0	352.9	5.4%	7.4%
Total cost of revenues	$3,018.4	$2,851.0	$2,767.7	5.9%	3.0%

Fiscal 2024 versus Fiscal 2023. Our total cost of revenues increased by $167.4 million, or 5.9%, primarily due to an increase in organic costs of $135.1 million and acquisitions, which added $25.5 million in costs. Our cost of revenues also increased due to the unfavorable impact from foreign currency translation of $6.8 million. Organic cost increases reflect the continued investment in delivering client service. Cost of software-enabled services revenues increased $146.8 million, or 5.9%, primarily due to an increase of $116.0 million in organic costs, acquisitions, which added $25.4 million in costs, and the unfavorable impact from foreign currency translation of $5.4 million. Cost of license, maintenance and related revenues increased $20.6 million, or 5.4%, primarily due to an increase of $19.1 million in organic costs, the unfavorable impact from foreign currency translation of $1.4 million and acquisitions, which added $0.1 million in costs.

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

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Selling and marketing	9.9%	10.0%	9.5%
Research and development	8.8%	8.6%	8.5%
General and administrative	7.1%	7.6%	8.0%
Total operating expenses	25.8%	26.2%	26.0%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2024	2023	2022	2024	2023
Selling and marketing	$584.2	$550.9	$500.1	6.0%	10.2%
Research and development	517.7	473.8	447.3	9.3%	5.9%
General and administrative	418.2	418.2	425.0	0.0%	(1.6)%
Total operating expenses	$1,520.1	$1,442.9	$1,372.4	5.4%	5.1%

Fiscal 2024 versus 2023. Operating expenses increased $77.2 million, or 5.4%, primarily due to an increase of $66.9 million in organic operating expenses, acquisitions, which added $6.9 million in expenses, and the unfavorable impact from foreign currency translation of $3.4 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to resource needs to support organic growth.

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

Comparison of Fiscal 2024, 2023 and 2022 for Interest, Taxes and Other

Interest expense. We had interest expense of $463.0 million in 2024 compared to $476.3 million in 2023 and $312.2 million in 2022. The decrease in interest expense for 2024 as compared to 2023 is due to lower average debt balances. The increase in interest expense for 2023 as compared to 2022 is due to higher average interest rates on debt. We had an average interest rate of 6.71%, 6.65% and 4.22%, for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Our debt balances are discussed further in “Liquidity and Capital Resources”.

Other income, net. We had other income, net of $8.9 million in 2024 compared to $20.7 million in 2023 and $20.8 million in 2022. Other income, net for 2024 included net investment gains of $19.6 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Those investment gains were partially offset by foreign currency translation losses of $8.2 million. Other income, net for 2023 included net investment gains of $19.0 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for 2023 also included income of $13.4 million from the settlement of a dispute related to pre-acquisition matters. The remaining portion of other income, net consisted primarily of losses on the sale or adjustment to carrying value of fixed assets of $11.7 million. Other income, net for 2022 included net investment gains of $38.7 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for 2022 also included an expense of $8.1 million relating to a legal accrual recorded in connection with the DST ERISA litigation. The remaining portion of other income, net consisted primarily of foreign currency translation gains and losses.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $24.4 million for 2024, $100.0 million for 2023 and $25.8 million for 2022. Our equity in earnings of unconsolidated affiliates in 2024, 2023 and 2022 is primarily related to a $19.1 million, $96.3 million and $29.3 million adjustment, respectively, to increase the carrying value of one of our investments.

Loss on extinguishment of debt, net. We recorded a $31.2 million, $2.1 million and $5.5 loss on extinguishment of debt in 2024, 2023 and 2022, respectively. The loss on extinguishment of debt, net in 2024 primarily related to the amendment of our credit agreement discussed further in “Liquidity and Capital Resources.” The loss on extinguishment of debt, net in 2023 and 2022 relates to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount associated with additional prepayments on our term loans prior to their scheduled maturity.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2024	2023	2022	2024	2023
Provision for income taxes	$132.0	$249.1	$227.1	(47.0)%	9.7%
Effective tax rate	14.8%	29.0%	25.9%

Our 2024, 2023 and 2022 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations and permanent book to tax differences. The decrease in the effective tax rate from 2023 to 2024 was primarily related to releases of uncertain tax positions in the current year, recognition of a state tax benefit associated with income apportionment rules, increases in relative favorable impacts of stock-based compensation in the current year, and a change in the composition of income before income taxes from foreign and domestic tax jurisdictions. Our effective tax rate for 2024 includes benefits related to releases of uncertain tax positions and tax refunds, both due to closed audits, recognition of a state tax benefit associated with income apportionment rules, recognition of a tax benefit associated with a change in domestic tax credit methodology, releases of valuation allowances on deferred tax assets, and benefits related to stock-based awards. Our effective tax rate for 2023 included increases in uncertain tax positions and benefits related to stock-based awards. Our effective tax rate for 2022 included increases in valuation allowances on deferred tax assets, benefits related to stock-based awards and releases of uncertain tax positions due to statute of limitation expirations.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India, where the statutory rates were 25.0% and approximately 25.4%, respectively, in 2024, 23.5% and approximately 33.0%, respectively, in 2023, and 19.0% and approximately 29.0%, respectively, in 2022. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

On August 16, 2022, the Inflation Reduction Act was signed into law, which includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. The provisions were effective January 1, 2023 and were not material to our financial results, financial position and cash flows. The 1% excise tax on stock repurchases is included as a cost to acquire treasury stock.

In 2021, the OECD (“Organisation for Economic Co-operation and Development”)/G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Further guidance has been released throughout 2022 and 2023. Certain aspects of Pillar Two are effective January 1, 2024 and other aspects are effective January 1, 2025. Many non-U.S. tax jurisdictions in which we operate have either recently enacted legislation or are in the process of enacting legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 or in future years. The provisions effective in 2024 were not material to our financial position and cash flows.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations, to fund payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets, repurchase shares of our common stock and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations, and cash available under our Credit Agreement to provide sufficient liquidity to fund our cash requirements for at least the next twelve months.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2024 were $3,370.5 million, an increase of $371.9 million from $2,998.6 million at December 31, 2023. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $3,162.2 million and $2,615.6 million of client funds obligations at December 31, 2024 and 2023, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2024	2023	2022	2024	2023

Operating activities	$1,388.6	$1,215.1	$1,134.3	$173.5	$80.8
Investing activities	(855.7)	(268.4)	(1,757.6)	(587.3)	1,489.2
Financing activities	(152.3)	712.8	(1,184.5)	(865.1)	1,897.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.7)	1.5	(26.0)	(10.2)	27.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$371.9	$1,661.0	$(1,833.8)	$(1,289.1)	$3,494.8

Fiscal 2024 versus 2023

Operating activities: Cash provided by operating activities during the year ended December 31, 2024 resulted from net income of $761.7 million adjusted for non-cash items of $811.6 million, partially offset by changes in our working capital accounts totaling $184.7 million. The changes in our working capital accounts were primarily driven by increases in accounts receivable, contract assets and prepaid expenses, partially offset by increases in deferred revenue.

Investing activities: Cash used in investing activities during the year ended December 31, 2024 totaled $855.7 million, which included $647.1 million paid for business acquisitions, net of cash acquired and asset acquisitions, capitalized software development costs of $194.3 million and capital expenditures of $61.4 million, partially offset by distributions received from unconsolidated affiliates of $25.3 million, receipts from the collection of other non-current receivables of $10.2 million, proceeds from sales and maturities of investments of $6.9 million and proceeds from the sale of property and equipment of $4.8 million.

Financing activities: Cash used in financing activities during the year ended December 31, 2024 was $152.3 million and primarily resulted from $737.5 million of purchases of common stock for treasury, $244.9 million in quarterly dividends paid, $39.4 million in payments of deferred financing fees and $26.2 million in withholding taxes paid related to equity award net share settlements. These expenditures were partially offset by net borrowings of $289.9 million, proceeds of $355.1 million from stock option exercises, the increase in client funds obligations of $235.8 million and proceeds from noncontrolling interests of $14.9 million.

Fiscal 2023 versus 2022

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2023 were $2,998.6 million, an increase of $1,661.0 million from $1,337.6 million at December 31, 2022. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10 and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt and equity, respectively. We also had $2,615.6 million and $966.3 million of client funds obligations at December 31, 2023 and 2022, respectively.

Operating activities: Cash provided by operating activities during the year ended December 31, 2023 resulted from net income of $608.6 million adjusted for non-cash items of $704.7 million, partially offset by changes in our working capital accounts totaling $98.2 million. The changes in our working capital accounts were primarily driven by decreases in accrued expenses and other liabilities, changes in income taxes prepaid and payable and an increase in accounts receivable, partially offset by an increase in accounts payable. The decrease in accrued expenses was primarily due to the payments made relating to the DST ERISA litigation.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2024, we held approximately $257.7 million in cash and cash equivalents at non-U.S. subsidiaries where we have made such a determination and in turn no provision for income taxes had been made.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$7,045.0	$20.0	$2,065.0	$710.0	$4,250.0
Interest payments (1)	2,334.4	431.1	857.9	619.7	425.7
Operating lease obligations (2)	268.4	55.0	84.8	64.6	64.0
Tax payable (3)	12.1	12.1	—	—	—
Purchase obligations (4)	212.6	120.4	86.9	5.3	—
Total contractual obligations	$9,872.5	$638.6	$3,094.6	$1,399.6	$4,739.7

(1)
Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month Adjusted Term SOFR of 4.36% plus 2.00% on our Term B-8 facility, one-month Adjusted Term SOFR of 4.36% plus 1.50% on our Term A-9 facility, 5.5% on our 5.5% Senior Notes and 6.5% on our 6.5% Senior Notes.
(2)
We are obligated under noncancelable operating leases for office space and office equipment.
(3)
Represents our obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years.
(4)
Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2024, our liability for uncertain tax positions and related interest and penalties payable was $110.0 million and $16.1 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As of December 31, 2024, our defined benefit pension plan projected obligation was $12.4 million and we are unable to reasonably estimate the timing of such obligation due to uncertainties in the timing of payments. As a result, these amounts are not included in the above contractual obligations table.

Senior Secured Credit Facilities and Senior Notes

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

On March 28, 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“5.5% Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our Credit Agreement.

The Credit Agreement had a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”). The Revolving Credit Facility also contained a $25 million letter of credit sub-facility. On December 28, 2022, we entered into an amendment (the “Revolving Facility Amendment”) to the Credit Agreement with certain of our subsidiaries. Pursuant to the Revolving Facility Amendment, the Revolving Credit Facility was amended to: (i) extend the maturity date to December 28, 2027, (ii) amend the interest rate provisions to replace LIBOR with Term SOFR as the interest rate benchmark, (iii) increase the aggregate commitments from $250.0 million to $600.0 million, (iv) increase the letter of credit sub-facility from $25.0 million to $75.0 million and (v) make certain other revisions fully set forth in the Revolving Facility Amendment. As of December 31, 2024, there was $3.7 million utilized of the letter of credit sub-facility and $596.3 million available of the Revolving Facility Amendment.

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

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,500.0	May 9, 2031	(1)
Term A-9 Loans	795.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
Per the September 2024 Incremental Joinder, scheduled quarterly payments of 0.25% are required. We have made prepayments on our Term B-8 Loans and do not have any principal quarterly payments due until March 2030.

(2)
The Term A-9 Loans will mature on the earlier to occur of (1) September 27, 2029 or (2) 91 days prior to the maturity of (x) the 5.5% Senior Notes if more than $150.0 million aggregate principal amount remains outstanding on the 91st day prior to such maturity or (y) the Revolving Credit Facility if more than $150.0 million aggregate principal amount of commitments remain outstanding on the 91stday prior to such maturity, whichever of (x) or (y) comes first.
(3)
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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of December 31, 2024, we were in compliance with all financial and non-financial covenants.

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

Debt Issuance Costs and Loss on Extinguishment of Debt

We evaluated the borrowing of our Term B-8 Loans and issuance of 6.5% Senior Notes and the repayment of our Existing Term Loans in accordance with FASB Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. We determined that the new debt borrowing and issuance and existing debt repayment were two independent transactions due to the fact that (i) no single investor held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with creditors about modifying the old debt, and (iii) all lenders were provided the same opportunity to participate in the new debt regardless of whether they were an existing lender. Consequently, the refinancing was accounted for as a debt extinguishment. As a result, the Existing Term Loans borrowing costs of $27.7 million were expensed and are included in Loss on extinguishment of debt in the Consolidated Statement of Comprehensive Income during the year ended December 31, 2024.

In connection with the May 2024 and September 2024 debt transactions, we capitalized an aggregate of $39.4 million during year ended December 31, 2024 in financing costs, which represent new third-party costs.

We made additional principal payments prior to their scheduled maturity in 2024, 2023 and 2022, which resulted in a loss on extinguishment of debt of $3.5 million, $2.1 million and $5.5 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

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

The following is a reconciliation of net income to Consolidated EBITDA attributable to SS&C common stockholders, as defined in our amended senior secured credit facility.

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$761.7	$608.6	$649.0
Interest expense, net	451.9	469.8	307.9
Provision for income taxes	132.0	249.1	227.1
Depreciation and amortization	680.1	670.4	671.6
EBITDA	2,025.7	1,997.9	1,855.6
Stock-based compensation	203.3	159.4	124.8
Acquired EBITDA and cost savings (1)	19.4	—	4.2
Loss on extinguishment of debt	31.2	2.1	5.5
Equity in earnings of unconsolidated affiliates, net	(24.4)	(100.0)	(25.8)
Purchase accounting adjustments (2)	6.8	9.3	9.4
ASC 606 adoption impact	(1.9)	(3.1)	(1.9)
Foreign currency translation losses (gains)	8.2	(0.2)	11.2
Investment gains (3)	(19.6)	(19.0)	(38.7)
Facilities and workforce restructuring	41.4	56.8	32.3
Acquisition related (4)	3.3	(0.1)	41.5
Other (5)	11.1	7.5	(6.7)
Consolidated EBITDA	$2,304.5	$2,110.6	$2,011.4
Consolidated EBITDA attributable to noncontrolling interest (6)	(4.1)	(2.9)	(1.1)
Consolidated EBITDA attributable to SS&C common stockholders	$2,300.4	$2,107.7	$2,010.3

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

Our covenant requirement for consolidated net secured leverage ratio for the benefit of the Revolving Credit Facility and the actual ratio as of December 31, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	1.69x

(1) Calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, excluding $155.2 million of cash and cash equivalents held at DomaniRx, to Consolidated EBITDA, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by liens on our property.

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

Our partnership interests in private equity funds, marketable equity securities and seed capital investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are recorded at fair value, with changes in the fair value recognized in other income, net on our Consolidated Statements of Comprehensive Income. Our marketable equity securities and seed capital investments have readily determinable fair values in the market. We use net asset value as a practical expedient for the fair value of partnership interests in private equity funds that are not accounted for under the equity method of accounting.

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

Intangible Assets and Goodwill

In connection with the completion of our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2024, 2023 and 2022 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value. Judgment is required in the determination of goodwill reporting units. As of December 31, 2024 and 2023, we have two reporting units, one is our health business and the other includes the rest of our operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Our impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2024.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2024, 2023 and 2022 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

Software license revenues are recognized at the point of time when the software license has been delivered. Term license fees are typically due in annual installments at the beginning of each annual period, and we record a contract asset for amounts recognized as revenue in excess of amounts billed. We recognize maintenance revenues ratably over the term of the underlying contract term because we transfer control evenly by providing a stand-ready service. The term of the maintenance contract on a perpetual license is usually one year and the duration of a term license contract is usually between one to five years. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term. Revenues from professional services consist mostly of services provided on a time and materials basis.

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

We occasionally enter into license agreements requiring significant customization of our software that are not material to our results of operations. We account for the license and professional service fees under these agreements as a single performance obligation, recognized over time using an input method during the development of the license. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs will be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis and are made in the period in which such losses are first estimated or determined.

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

As of December 31, 2024, we had $110.0 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts can significantly fluctuate. For 2024, there were average daily cash balances of approximately $2.3 billion maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rates would equate to approximately $11.6 million of net income, net of income taxes, on an annual basis. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is partially offset by changes in interest rates on our variable debt.

At December 31, 2024, we had total debt of $7,045.0 million, including $4,295.0 million of variable interest rate debt. As of December 31, 2024, a 100 basis point increase in interest rates would result in a change in interest expense of approximately $43.0 million per year.

Equity price risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of December 31, 2024 was approximately $43.9 million. The impact of a 10% change in fair value of these investments would have been approximately $3.3 million to net income. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign currency exchange rate risk

During 2024, approximately 31% of our revenues were from clients located outside the United States (“U.S.”). A portion of the revenues from clients located outside the U.S. is denominated in foreign currencies, primarily the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income, net. These outstanding amounts were not material for the year ended December 31, 2024. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Battea-Class Action Services, LLC ("Battea") from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Battea from our audit of internal control over financial reporting. Battea is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Goodwill Impairment Test – Health Business Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $9,218.1 million as of December 31, 2024, a portion of which relates to the health business reporting unit. Management tests goodwill annually for impairment as of December 31 and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management measures the fair value of the Company’s reporting units utilizing an income approach. Significant judgment is required to determine appropriate revenue growth rates and to estimate the fair value of the Company’s reporting units.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the health business reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the health business reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the health business reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to the revenue growth rates. Evaluating management’s assumption related to the revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach.

Valuation of Customer Relationships Intangible Asset Acquired – Battea Acquisition

As described in Note 8 to the consolidated financial statements, on September 27, 2024, the Company purchased the outstanding shares of Battea for $645.6 million, net of cash acquired, which resulted in a $246.6 million customer relationships intangible asset being recorded. The preliminary fair value of the customer relationships was determined using the excess earnings method, an income approach. The significant assumption used in the determination of fair value for customer relationships was projected future revenues.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the Battea acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the projected future revenues for the customer relationships intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and the development of the significant assumption related to the projected future revenues. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships intangible asset, (iii) evaluating the appropriateness of the excess earnings method; (iv) testing the completeness and accuracy of data used in the valuation method; and (v) evaluating the reasonableness of the significant assumption used by management related to the projected future revenues. Evaluating the reasonableness of the projected future revenues assumption considered (i) the past performance of the acquired business and (ii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the excess earnings method and the reasonableness of the projected future revenues assumption.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 27, 2025

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$567.1	$432.2
Funds receivable and funds held on behalf of clients	3,162.2	2,615.6
Accounts receivable, net of allowance for credit losses of $31.6 and $25.1, respectively Note 3)	902.0	799.4
Contract assets	47.6	36.1
Prepaid expenses and other current assets	179.8	165.8
Restricted cash and cash equivalents	3.7	2.4
Total current assets	4,862.4	4,051.5
Property, plant and equipment, net (Note 4)	299.6	315.3
Operating lease right-of-use assets (Note 5)	190.6	221.4
Investments (Note 6)	177.4	184.7
Unconsolidated affiliates (Note 7)	328.4	345.2
Contract assets	110.2	99.7
Goodwill (Note 9)	9,218.1	8,969.5
Intangible and other assets, net of accumulated amortization of $4,646.6 and $4,063.4, respectively (Note 9)	3,858.0	3,915.2
Total assets	$19,044.7	$18,102.5
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$20.0	$51.5
Client funds obligations	3,162.2	2,615.6
Accounts payable	70.2	80.3
Income taxes payable	23.0	22.3
Accrued employee compensation and benefits	311.5	270.2
Interest payable	31.6	29.4
Other accrued expenses	249.7	232.3
Deferred revenues	486.1	470.3
Total current liabilities	4,354.3	3,771.9
Long-term debt, net of current portion (Note 10)	6,989.6	6,668.5
Operating lease liabilities (Note 5)	175.1	199.1
Other long-term liabilities	191.1	248.7
Deferred income taxes	725.5	816.6
Total liabilities	12,435.6	11,704.8
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 284.4 million shares and 275.9 million shares issued, respectively, and 244.5 million shares and 246.6 million shares outstanding, respectively	2.8	2.8
Additional paid-in capital	5,901.6	5,371.0
Accumulated other comprehensive loss	(541.2)	(426.3)
Retained earnings	3,641.9	3,126.3
Cost of common stock in treasury, 39.9 and 29.3 million shares, respectively	(2,470.2)	(1,734.2)
Total SS&C stockholders’ equity	6,534.9	6,339.6
Noncontrolling interest (Note 12)	74.2	58.1
Total equity	6,609.1	6,397.7
Total liabilities and equity	$19,044.7	$18,102.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Software-enabled services	$4,840.3	$4,488.3	$4,273.9
License, maintenance and related	1,041.7	1,014.5	1,009.1
Total revenues	5,882.0	5,502.8	5,283.0
Cost of revenues:
Software-enabled services	2,618.8	2,472.0	2,414.8
License, maintenance and related	399.6	379.0	352.9
Total cost of revenues	3,018.4	2,851.0	2,767.7
Gross profit	2,863.6	2,651.8	2,515.3
Operating expenses:
Selling and marketing	584.2	550.9	500.1
Research and development	517.7	473.8	447.3
General and administrative	418.2	418.2	425.0
Total operating expenses	1,520.1	1,442.9	1,372.4
Operating income	1,343.5	1,208.9	1,142.9
Interest income	11.1	6.5	4.3
Interest expense	(463.0)	(476.3)	(312.2)
Other income, net	8.9	20.7	20.8
Equity in earnings of unconsolidated affiliates, net	24.4	100.0	25.8
Loss on extinguishment of debt, net	(31.2)	(2.1)	(5.5)
Income before income taxes	893.7	857.7	876.1
Provision for income taxes (Note 17)	132.0	249.1	227.1
Net income	761.7	608.6	649.0
Net (income) loss attributable to noncontrolling interest	(1.2)	(1.5)	1.2
Net income attributable to SS&C common stockholders	$760.5	$607.1	$650.2

Basic earnings per share attributable to SS&C common stockholders	$3.09	$2.45	$2.56
Diluted earnings per share attributable to SS&C common stockholders	$3.00	$2.39	$2.48

Basic weighted-average number of common shares outstanding	246.4	248.3	254.0
Diluted weighted-average number of common and common equivalent shares outstanding	253.8	254.5	262.0

Net income	$761.7	$608.6	$649.0
Other comprehensive income (loss), net of tax:
Change in unrealized gain on interest rate swaps	—	—	4.8
Defined benefit pension adjustment	0.2	(0.7)	(1.3)
Foreign currency exchange translation adjustment	(115.1)	124.5	(311.6)
Total other comprehensive (loss) income, net of tax	(114.9)	123.8	(308.1)
Comprehensive income	646.8	732.4	340.9
Comprehensive (income) loss attributable to noncontrolling interest	(1.2)	(1.5)	1.2
Comprehensive income attributable to SS&C common stockholders	$645.6	$730.9	$342.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$761.7	$608.6	$649.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680.1	670.4	671.6
Equity in earnings of unconsolidated affiliates, net	(24.4)	(100.0)	(25.8)
Distributions received from unconsolidated affiliates	13.1	21.2	2.3
Stock-based compensation expense	203.3	159.5	124.8
Net gains on investments	(1.7)	(2.2)	(26.1)
Amortization and write-offs of loan origination costs and original issue discounts	8.4	13.5	13.9
Loss on extinguishment of debt, net	31.2	2.1	5.5
Loss on sale or disposition of property and equipment	1.6	11.7	0.6
Deferred income taxes	(115.4)	(82.9)	(77.0)
Provision for credit losses	15.4	11.4	10.6
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(119.1)	(23.1)	(38.1)
Prepaid expenses and other assets	(20.7)	(2.3)	17.7
Contract assets	(25.1)	22.5	(52.1)
Accounts payable	(10.7)	33.0	7.6
Accrued expenses and other liabilities	(16.5)	(106.0)	(135.5)
Income taxes prepaid and payable	(13.8)	(38.2)	27.0
Deferred revenue	21.2	15.9	(41.7)
Net cash provided by operating activities	1,388.6	1,215.1	1,134.3
Cash flow from investing activities:
Cash paid for asset acquisitions and business acquisitions, net of cash acquired	(647.1)	(34.1)	(1,636.2)
Additions to property and equipment	(61.4)	(56.6)	(63.4)
Proceeds from sale of property and equipment	4.8	0.1	11.4
Additions to capitalized software	(194.3)	(194.9)	(144.9)
Investments in securities	(0.1)	(0.6)	(10.0)
Proceeds from sales / maturities of investments	6.9	8.0	9.5
Distributions received from (contributions to) unconsolidated affiliates	25.3	(0.3)	66.2
Collection of other non-current receivables	10.2	10.0	9.8
Net cash used in investing activities	(855.7)	(268.4)	(1,757.6)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	5,545.0	375.0	1,727.1
Repayments of debt	(5,255.1)	(749.7)	(599.8)
Payment of deferred financing fees	(39.4)	—	(14.7)
Net increase (decrease) in client funds obligations	235.8	1,669.7	(1,709.0)
Proceeds from exercise of stock options	355.1	115.4	91.8
Withholding taxes paid related to equity award net share settlement	(26.2)	(5.1)	(0.7)
Purchases of common stock for treasury	(737.5)	(471.6)	(476.1)
Dividends paid on common stock	(244.9)	(220.9)	(203.1)
Proceeds from noncontrolling interests	14.9	—	—
Net cash (used in) provided by financing activities	(152.3)	712.8	(1,184.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.7)	1.5	(26.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	371.9	1,661.0	(1,833.8)
Cash, cash equivalents and restricted cash, beginning of period	2,998.6	1,337.6	3,171.4
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,370.5	$2,998.6	$1,337.6

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$567.1	$432.2	$440.1
Restricted cash and cash equivalents	3.7	2.4	3.3
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	2,799.7	2,564.0	894.2
	3,370.5	2,998.6	1,337.6
Supplemental disclosure of cash paid for:
Interest	$452.4	$461.8	$298.0
Income taxes, net of refunds	$286.2	$348.5	$281.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in millions, except per share data)

	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2021	269.1	$2.7	$4,895.7	$2,293.0	$(242.0)	$(784.0)	$57.8	$6,223.2
Net income	—	—	—	650.2	—	—	(1.2)	649.0
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(311.6)	—	—	(311.6)
Net change in interest rate swaps (Note 11)	—	—	—	—	4.8	—	—	4.8
Defined benefit pension adjustment (Note 11)	—	—	—	—	(1.3)	—	—	(1.3)
Stock-based compensation expense (Note 14)	—	—	124.8	—	—	—	—	124.8
Exercise of options, net of withholding taxes (Note 14)	2.8	—	91.1	—	—	—	—	91.1
Dividends declared - $0.80 per share (Note 11)	—	—	—	(203.1)	—	—	—	(203.1)
Purchase of common stock (Note 11)	—	—	—	—	—	(476.1)	—	(476.1)
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	607.1	—	—	1.5	608.6
Foreign exchange translation adjustment (Note 11)	—	—	—	—	124.5	—	—	124.5
Defined benefit pension adjustment (Note 11)	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation expense (Note 14)	—	—	159.5	—	—	—	—	159.5
Exercise of options (Note 14)	3.5	0.1	116.7	—	—	—	—	116.8
Withholding taxes related to equity award net share settlement (Note 14)	0.5	—	(17.5)	—	—	—	—	(17.5)
Dividends declared - $0.88 per share (Note 11)	—	—	0.7	(220.9)	—	—	—	(220.2)
Purchase of common stock (Note 11)	—	—	—	—	—	(474.1)	—	(474.1)
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7
Net income	—	—	—	760.5	—	—	1.2	761.7
Proceeds from noncontrolling interest (Note 12)	—	—	—	—	—	—	14.9	14.9
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(115.1)	—	—	(115.1)
Defined benefit pension adjustment (Note 11)	—	—	—	—	0.2	—	—	0.2
Stock-based compensation expense (Note 14)	—	—	203.3	—	—	—	—	203.3
Exercise of options (Note 14)	7.8	—	356.6	—	—	—	—	356.6
Withholding taxes related to equity award net share settlement (Note 14)	0.7	—	(30.8)	—	—	—	—	(30.8)
Dividends declared - $0.98 per share (Note 11)	—	—	1.5	(244.9)	—	—	—	(243.4)
Purchase of common stock (Note 11)	—	—	—	—	—	(736.0)	—	(736.0)
Balance, at December 31, 2024	284.4	$2.8	$5,901.6	$3,641.9	$(541.2)	$(2,470.2)	$74.2	$6,609.1

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

Software license performance obligations are functional intellectual property that are distinct as the user can benefit from the software on its own as defined under ASC 606. Software license revenues are recognized at the point of time when the software license has been delivered. Term license fees are typically due in annual installments at the beginning of each annual period, and we record a contract asset for amounts recognized as revenue in excess of amounts billed.

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

In contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct. We allocate the transaction price to each performance obligation based on our relative standalone selling price out of total consideration of the contract. Standalone selling price is determined utilizing observable prices to the extent available. If the standalone selling price for a performance obligation is not directly observable, we estimate it maximizing the use of observable inputs. For maintenance and support, we determine the standalone selling price based on the price at which we separately sell a renewal contract and the economic relationship between licenses and maintenance. We primarily determine the standalone selling price for sales of license arrangements using the residual approach. In situations when the software license and the right to unspecified product upgrades are not distinct in the context of the contract, they are combined into a single performance obligation and revenue is recognized on a straight-line basis over the contract duration. For professional services, we determine the standalone selling prices based on the price at which we separately sell those services.

We occasionally enter into license agreements requiring significant customization of our software that are not material to our results of operations. We account for the license and professional service fees under these agreements as a single performance obligation, recognized over time using an input method during the development of the license. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs will be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis and are made in the period in which such losses are first estimated or determined.

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

The equity method of accounting is used for investments in entities, partnerships and similar interests (including investments in private equity funds where we are a limited partner and hold a greater than 5% partnership interest in the fund) in which we have significant influence but do not control. Under the equity method, we recognize income or losses from our pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. When recording income or losses related to our investment in Orbit Private Investments L.P., we consistently apply a three-month lag period based on when financial information is received. We will adjust for any known significant changes from the lag period to our reporting date.

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

Generally, our lease agreements include required separate payments for non-lease components (e.g. payments for common area maintenance, real estate taxes and/or utilities) which are expensed as incurred. We do have certain lease agreements that contain bundled minimum payments for lease components (e.g., payments for rent) and non-lease components. In these situations, we have applied the practical expedient available under ASC 842 to not separate the lease and non-lease components for purposes of the right-of-use asset and lease payment obligation calculations.

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2024 or 2023. As of December 31, 2024 and 2023, we have two reporting units, one is our health business and the other includes the rest of our operations. Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units as of December 31, 2024 and 2023. We measure the fair value of our reporting units utilizing the income approach. Significant judgment is required to determine appropriate revenue growth rates and to estimate the fair value of our reporting units. There were no other indefinite-lived intangible assets as of December 31, 2024 or 2023.

Customer relationships, completed technology and trade names are amortized over lives ranging from six to 20 years. Completed technology and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible asset. Trade names are amortized on a straight-line basis.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2024 and 2023.

Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2024 and 2023, we had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other income, net in the Consolidated Statements of Comprehensive Income in the periods in which they occur.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is applicable to all public entities, including public entities with a single reportable segment, and requires enhanced reportable segment disclosures. The disclosures include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The standard also requires disclosure of the title and position of the CODM as well as how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources. We have adopted ASU 2023-07 during the year ended December 31, 2024. See Note 19 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

Recent Accounting Pronouncements Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires enhanced disclosures specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, on a prospective basis with early adoption permitted. We are currently evaluating the potential impact the standard will have on our disclosures.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2024	2023
Accounts receivable	$676.8	$621.0
Unbilled accounts receivable	256.8	203.5
Allowance for credit losses	(31.6)	(25.1)
Total accounts receivable, net	$902.0	$799.4

The following table represents the activity for the allowance for credit losses (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$25.1	$21.7	$17.9
Charge to costs and expenses	15.4	11.4	10.6
Write-offs, net of recoveries	(8.7)	(9.2)	(7.1)
Foreign currency impact	(0.2)	1.2	0.3
Balance at end of period	$31.6	$25.1	$21.7

Management establishes the allowance for credit losses accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for credit losses.

Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2024	2023
Land	$36.7	$37.7
Building and improvements	256.6	265.5
Equipment, furniture, and fixtures	487.2	525.7
	780.5	828.9
Less: accumulated depreciation	(480.9)	(513.6)
Total property, plant and equipment, net	$299.6	$315.3

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $73.5 million, $73.8 million and $76.2 million, respectively. As of December 31, 2024 and 2023, assets held for sale were $5.9 million and $9.0 million, respectively, and are presented in prepaid assets and other current assets in our consolidated balance sheet. Unpaid property, plant and equipment additions of $3.6 million and $2.9 million are included in accounts payable and other accrued expenses as of December 31, 2024 and 2023, respectively, in our consolidated balance sheet.
Note 5—Leases

Our total operating lease costs were $58.0 million, $66.6 million and $72.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in operating lease liabilities was $60.7 million, $69.3 million and $74.3 million during the years ended December 31, 2024, 2023 and 2022, respectively, and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $26.9 million and $22.6 million for the years ended December 31, 2024 and 2023, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2024 were 6.3 years and 5.3%, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2023 were 6.5 years and 5.1%, respectively.

Lease liabilities as of December 31, 2024 are as follows (in millions):

Maturity of Lease Liabilities
2025	$55.0
2026	47.1
2027	37.7
2028	34.9
2029	29.7
Thereafter	64.0
Total lease payments	$268.4
Less: interest	(51.0)
Present value of lease liabilities	$217.4

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $1.3 million in each of the years ended December 31, 2024, 2023 and 2022, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2024, 2023 and 2022 was approximately $7.3 million, $6.3 million and $6.0 million, respectively.

Lease payments to be received as of December 31, 2024 are as follows (in millions):

Lease Payments to be Received
2025	$8.5
2026	9.5
2027	7.4
2029	6.6
2029	4.9
Thereafter	12.4
Total lease payments	$49.3

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2024	2023
Non-marketable equity securities	$124.1	$124.0
Seed capital investments	23.1	26.1
Marketable equity securities	21.6	23.1
Partnership interests in private equity funds	8.6	11.5
Total investments	$177.4	$184.7

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrealized gains on equity securities held as of the end of the period	$2.6	$2.9	$25.8
Realized gains (losses) for equity securities sold during the period	0.3	0.7	(1.1)
Total gains recognized in other income, net	$2.9	$3.6	$24.7

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

As of December 31, 2024 and 2023, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,637.5	$2,637.5	$—	$—
Seed capital investments (2)	23.1	23.1	—	—
Marketable equity securities (2)	21.6	21.6	—	—
Deferred compensation liabilities (3)	(11.5)	(11.5)	—	—
Total	$2,670.7	$2,670.7	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,212.6	$2,212.6	$—	$—
Seed capital investments (2)	26.1	26.1	—	—
Marketable equity securities (2)	23.1	23.1	—	—
Deferred compensation liabilities (3)	(11.7)	(11.7)	—	—
Total	$2,250.1	$2,250.1	$—	$—

_____________________________________________________

(1)
As of December 31, 2024, included $184.2 million of cash and cash equivalents, $2.5 million of restricted cash and cash equivalents and $2,450.8 million of funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet. As of December 31, 2023, included $131.7 million of cash and cash equivalents, $1.8 million of restricted cash and cash equivalents and $2,079.1 million of funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)
Included in investments on the Consolidated Balance Sheet.
(3)
Included in other long-term liabilities on the Consolidated Balance Sheet.

During the years ended December 31, 2024 and 2023, we redeemed $3.6 million and $5.7 million, respectively, of our seed capital investments.

In February 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of Series A convertible preferred stock of SILAC for a purchase price of $40 million. The investment is classified as a non-marketable equity security without a readily determinable fair value. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, SILAC is considered a related party. In each of the years ended December 31, 2024, 2023 and 2022, we received a preferred stock dividend from SILAC of $8.0 million which is recorded in other income, net on our Consolidated Statements of Comprehensive Income.

We have partnership interests in various private equity funds that are not included in the table above. Our investments in private equity funds were $8.6 million and $11.5 million at December 31, 2024 and 2023, respectively, of which $7.3 million and $9.2 million, respectively, were measured using net asset value as a practical expedient for fair value and $1.3 million and $2.3 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

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

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		December 31, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$203.9	$—	$211.6	$—
International Financial Data Services L.P.	50.0%	60.2	28.0	68.3	31.4
Broadway Square Partners, LLP	50.0%	52.2	28.6	53.4	29.5
Pershing Road Development Company, LLC	50.0%	10.1	53.0	10.0	55.4
Other unconsolidated affiliates		2.0	—	1.9	—
Total		$328.4	$109.6	$345.2	$116.3

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

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Orbit Private Investments L.P.	$19.1	$96.3	$29.3
International Financial Data Services L.P.	5.2	3.8	0.3
Pershing Road Development Company, LLC	0.1	(0.6)	(5.4)
Broadway Square Partners, LLP	(1.1)	(0.4)	1.7
Other unconsolidated affiliates	1.1	0.9	(0.1)
Total	$24.4	$100.0	$25.8

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

The following tables summarize related party transactions and balances outstanding with our related parties, which is primarily comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating revenues from related parties	$59.2	$60.5	$65.2
Amounts paid to related parties (1)	48.4	46.3	46.5
Distributions received from related parties, net	38.4	20.9	68.5

	December 31,
	2024	2023
Outstanding advances/loans to related parties	$1.9	$1.9
Trade accounts receivable from related parties	10.0	11.4
Total amounts receivable from related parties	$11.9	$13.3

Amounts payable to related parties	$2.5	$2.7
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

During the year ended December 31, 2024, we received a distribution of $26.9 million from our unconsolidated affiliate, Orbit Private Investments L.P. which reduced our investment in the affiliate. We recorded the distribution as a $2.4 million operating cash inflow and a $24.5 million investing cash inflow in our consolidated statements of cash flows due to the nature of the distribution. For the years ended December 31, 2024 and 2023, distributions received includes $10.5 million and $22.5 million, respectively, return on investment related to our investments in IFDS L.P. and the Kansas City Downtown Hotel Group, L.L.C. During the year ended December 31, 2022, we received a distribution of $64.5 million from our unconsolidated affiliate, Pershing Road Development Company, LLC (“PRDC”), which reduced our investment in the affiliate.

Note 8—Acquisitions

2024 Acquisitions

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

The net assets and results of operations of Battea have been included in our Consolidated Financial Statements from September 27, 2024. The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. The preliminary fair value of the intangible assets, consisting of customer relationships, completed technologies and trade names, was determined using the income approach. Specifically, the excess earnings method was utilized for customer relationships and the relief-from-royalty method was utilized for completed technology. The significant assumption used in the determination of fair value for customer relationships and completed technologies was projected future revenues. The intangible assets will be amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships, completed technologies and trade names are expected to be amortized over approximately thirteen, ten and thirteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill, a portion of which is tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2024 includes $21.1 million in revenues from Battea’s operations.

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

The net assets and results of operations of the Iress Managed Funds Administration Business have been included in our Consolidated Financial Statements from October 1, 2023. The fair value of the intangible assets, consisting of customer relationships and completed technologies, was determined using the income approach. Specifically, the excess earnings method was utilized for customer relationships and the relief-from-royalty method was utilized for completed technology. Customer relationships and completed technologies are expected to be amortized over approximately twenty and nine years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 includes $3.6 million in revenues from the Iress Managed Funds Administration Business’s operations.

The following summarizes the allocation of the purchase price for the 2024 acquisition of Battea and the 2023 acquisition of the Iress Managed Funds Administration Business (in millions):

	Battea	Iress Managed Funds Administration Business
Accounts receivable	$40.3	$2.2
Property, plant and equipment	1.9	—
Other assets	3.0	0.6
Funds receivable and funds held on behalf of clients	284.8	—
Operating lease right-of-use assets	1.2	—
Customer relationships	246.6	11.5
Completed technologies	121.8	2.2
Trade names	7.8	—
Goodwill	325.7	21.6
Accrued employee compensation and other liabilities	(68.8)	(1.3)
Deferred income taxes	(33.9)	(3.9)
Client funds obligations	(284.8)	—
Consideration paid, net of cash acquired	$645.6	$32.9

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with us and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of the Battea occurred on January 1, 2023 and the acquisition of Iress Managed Funds Administration Business occurred on January 1, 2022, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2024	2023	2022
Revenues	$5,922.4	$5,597.7	$5,296.8
Net income	$743.8	$592.7	$647.7

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2022	$8,863.0
Acquisitions completed in the current year	20.4
Adjustments to prior acquisitions	(0.8)
Effect of foreign currency translation	86.9
Balance at December 31, 2023	$8,969.5
Acquisitions completed in the current year	325.7
Adjustments to prior acquisitions	0.8
Effect of foreign currency translation	(77.9)
Balance at December 31, 2024	$9,218.1

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2024			2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,280.2	$(2,796.1)	$2,484.1	$5,059.1	$(2,449.8)	$2,609.3
Completed technology	1,746.4	(1,210.1)	536.3	1,630.0	(1,108.9)	521.1
Trade names	285.4	(174.6)	110.8	279.3	(154.0)	125.3
Total intangible assets	$7,312.0	$(4,180.8)	$3,131.2	$6,968.4	$(3,712.7)	$3,255.7

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2024, is expected to approximate (in millions):

Year Ending December 31,
2025	$486.3
2026	466.9
2027	455.1
2028	363.8
2029	325.6
Thereafter	1,033.5
Total	$3,131.2

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $482.2 million, $505.3 million and $516.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Net capitalized software costs of $390.4 million and $325.8 million are included in the December 31, 2024 and 2023 Consolidated Balance Sheets, respectively, under “Intangible and other assets”. Accumulated amortization related to capitalized software costs totaled $422.8 million and $307.6 million as of December 31, 2024 and 2023, respectively.

Amortization expense related to capitalized software development costs was $124.4 million, $91.3 million and $78.9 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.

Note 10—Debt

At December 31, 2024 and 2023, debt consisted of the following (in millions):

	December 31,
	2024	2023
Senior secured credit facilities, weighted-average interest rate of 6.26% and 7.35%, respectively	$4,295.0	$4,755.1
5.5% senior notes due 2027	2,000.0	2,000.0
6.5% senior notes due 2032	750.0	—
Unamortized original issue discount and debt issuance costs	$(35.4)	(35.1)
	7,009.6	6,720.0
Less: current portion of long-term debt	20.0	51.5
Long-term debt	$6,989.6	$6,668.5

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2024	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,500.0	May 9, 2031	(1)
Term A-9 Loans	795.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
Per the September 2024 Incremental Joinder, scheduled quarterly payments of 0.25% are required. We have made prepayments on our Term B-8 Loans and do not have any principal quarterly payments due until March 2030.
(2)
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
(3)
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

On March 28, 2019, we issued $2.0 billion aggregate principal amount of 5.5% Senior Notes due 2027 (“5.5% Senior Notes”), the proceeds of which were used to repay a portion of the outstanding Term B-3 Loan under our Credit Agreement.

The Credit Agreement had a revolving credit facility with a five-year term available for borrowings by SS&C with $250.0 million in available commitments (“Revolving Credit Facility”). The Revolving Credit Facility also contained a $25 million letter of credit sub-facility. On December 28, 2022, we entered into an amendment (the “Revolving Facility Amendment”) to the Credit

Agreement with certain of our subsidiaries. Pursuant to the Revolving Facility Amendment, the Revolving Credit Facility was amended to: (i) extend the maturity date to December 28, 2027, (ii) amend the interest rate provisions to replace LIBOR with Term SOFR as the interest rate benchmark, (iii) increase the aggregate commitments from $250.0 million to $600.0 million, (iv) increase the letter of credit sub-facility from $25.0 million to $75.0 million and (v) make certain other revisions fully set forth in the Revolving Facility Amendment. As of December 31, 2024, there was $3.7 million utilized of the letter of credit sub-facility and $596.3 million available of the Revolving Facility Amendment.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of December 31, 2024, we were in compliance with all financial and non-financial covenants.

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

Debt Issuance Costs and Loss on Extinguishment of Debt

We evaluated the borrowing of our Term B-8 Loans and issuance of 6.5% Senior Notes and the repayment of our Existing Term Loans in accordance with FASB Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. We determined that the new debt borrowing and issuance and existing debt repayment were two independent transactions due to the fact that (i) no single investor held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with creditors about modifying the old debt, and (iii) all lenders were provided the same opportunity to participate in the new debt regardless of whether they were an existing lender. Consequently, the refinancing was accounted for as a debt extinguishment. As a result, the Existing Term Loans borrowing costs of $27.7 million were expensed and are included in Loss on extinguishment of debt in the Consolidated Statement of Comprehensive Income during the year ended December 31, 2024.

In connection with the May 2024 and September 2024 debt transactions, we capitalized an aggregate of $39.4 million during year ended December 31, 2024 in financing costs, which represent new third-party costs.

We made additional principal payments prior to their scheduled maturity in 2024, 2023 and 2022, which resulted in a loss on extinguishment of debt of $3.5 million, $2.1 million and $5.5 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,268.6	$4,315.6	$4,722.7	$4,774.4
5.5% senior notes due 2027	1,998.1	1,984.2	1,997.3	1,974.0
6.5% senior notes due 2032	742.9	758.0	—	—

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices.

Future Maturities of Debt

At December 31, 2024, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2025	$20.0
2026	25.0
2027	2,040.0
2028	40.0
2029	670.0
Thereafter	4,250.0
Total	$7,045.0

Note 11—Stockholders’ Equity

Dividends

In 2024, we paid a quarterly cash dividend of $0.24 per share of common stock in March and June and $0.25 per share of common stock in September and December, totaling $244.9 million. In 2023, we paid a quarterly cash dividend of $0.20 per share of common stock in March and June and $0.24 per share of common stock in September and December, totaling $220.9 million. In 2022, we paid a quarterly cash dividend of $0.20 per share of common stock in March, June, September and December, totaling $203.1 million.

Stock Repurchase Program

In each of July 2022, July 2023 and July 2024 our Board of Directors authorized a stock repurchase program which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock. Our authority to repurchase shares under the program continues until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During 2024, 2023 and 2022, we repurchased 10.6 million, 8.4 million and 7.8 million shares of common stock for approximately $736.0 million, $474.1 million and $476.1 million, respectively.

Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax consists of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(549.0)	$(1.1)	$(550.1)
Net current period other comprehensive income (loss)	124.5	(0.7)	123.8
Balance, December 31, 2023	$(424.5)	$(1.8)	$(426.3)
Net current period other comprehensive (loss) income	(115.1)	0.2	(114.9)
Balance, December 31, 2024	$(539.6)	$(1.6)	$(541.2)

Adjustments to accumulated other comprehensive loss attributable to us are as follows (in millions):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Pretax	Tax Effect	Pretax	Tax Effect	Pretax	Tax Effect
Interest Rate Swap
Unrealized gains (losses) on interest rate swaps	$—	$—	$—	$—	$8.8	$(1.7)
Reclassification of gains into net earnings on interest rate swaps	—	—	—	—	(2.3)	—
Net change in cash flow hedges	—	—	—	—	6.5	(1.7)
Defined Benefit Pension
Unrealized net gains (losses) on defined benefit pension plan	0.1	0.1	(0.9)	0.2	(0.5)	(0.8)
Foreign Currency Translation
Current period translation adjustments	(88.6)	(26.5)	130.4	(5.9)	(326.1)	14.5
Total other comprehensive (loss) income	$(88.5)	$(26.4)	$129.5	$(5.7)	$(320.1)	$12.0

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

During the year ended December 31, 2024, the Board of DomaniRx authorized a mandatory additional capital contribution in accordance with each member’s ownership interest in DomaniRx in the amount of $75.0 million. Our cash capital contribution during the year ended December 31, 2024 was $60.2 million.

The carrying value of the assets and liabilities associated with DomaniRx included in the Consolidated Balance Sheets as of December 31, 2024 and 2023, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$155.2	$100.2
Intangible assets	217.6	193.3
Other assets	2.4	3.2
Liabilities:
Other liabilities	1.1	3.9

Note 13—Revenue

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of December 31, 2024 and 2023, approximately $72.3 million and $72.0 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $379.8 million, $393.8 million and $262.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, revenue of approximately $997.3 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $492.1 million is expected to be recognized over the next twelve months and the remainder is expected to be recognized over a weighted average period of approximately two years.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$4,067.6	$3,804.3	$3,731.8
United Kingdom	673.4	638.6	573.1
Europe (excluding United Kingdom), Middle East and Africa	493.2	457.6	402.1
Asia-Pacific and Japan	305.8	279.8	258.2
Canada	223.1	221.3	228.0
Americas, excluding United States and Canada	118.9	101.2	89.8
Total	$5,882.0	$5,502.8	$5,283.0

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2024	2023	2022
Software-enabled services	$4,840.3	$4,488.3	$4,273.9
Maintenance and term licenses	892.1	873.7	874.7
Professional services	97.0	110.2	110.1
Perpetual licenses	52.6	30.6	24.3
Total	$5,882.0	$5,502.8	$5,283.0

Note 14—Stock-based Compensation

In April 2024, our Board of Directors adopted the Amended and Restated 2023 Stock Incentive Plan (the “Amended 2023 Plan”), which became effective in May 2024 upon stockholder approval. The Amended 2023 Plan was adopted to increase the shares available for equity by an additional 2.6 million shares. In March 2023, our Board of Directors adopted the 2023 Stock Incentive Plan (the “2023 Plan”), which became effective in May 2023 upon stockholder approval and replaced, on a prospective basis, the Second Amended and Restated 2014 Stock Incentive Plan. The 2023 Plan was adopted to increase the shares available for equity by an additional 11.5 million shares.

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

Under the terms of the 2023 Plans and 2014 Plans, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant.

We generally settle RSUs, RSAs, stock appreciation rights (“SARs”), performance-based stock units (“PSUs”), and stock option exercises with newly issued common shares.

Restricted Stock Units

During the years ended December 31, 2024, 2023 and 2022, we granted RSUs which generally vest 1/3rd on the first anniversary of the grant and 1/4th of the remaining balance each six months thereafter for two years. We determine the fair value of RSUs with a service condition using the value of our common stock on the date of the grant. At December 31, 2024 and 2023, there was approximately $196.2 million and $114.5 million, respectively, of unearned non-cash stock-based compensation related to RSUs that we expect to recognize as expense over a remaining period of approximately 1.9 and 2.1 years, respectively.

Performance-based Stock Units

In July 2021 and March 2022, we granted performance-based stock units at a grant date fair value of $75.03 per share and $71.89 per share, respectively, based on the value of our common stock on the date of the grant. During the year ended December 31, 2023, the Compensation Committee determined that the PSUs granted in July 2021 did not meet the threshold level of performance and were cancelled. During the year ended December 31, 2024, the Compensation Committee determined that the PSUs granted in March 2022 did not meet the threshold level of performance and were cancelled. During the year ended December 31, 2022, we recorded a true-up to reverse previously recorded stock-based compensation expense relating to the PSUs.

In 2024 and 2023, we granted performance-based stock units with a market condition at a grant date fair value of $67.87 and $63.50, respectively, estimated using a Monte Carlo simulation model as of the date of the grant using an average of implied and historical volatility. These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSUs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of units, if the annual growth rate meets or exceeds a specified level. The ultimate payout of the PSUs is also subject to a relative total shareholder return (“TSR”) performance modifier, with the ultimate payout level adjusted upwards or downwards up to 20% (subject to the maximum 200% payout); however, no upward modifier will be applied if the Company's absolute TSR is negative for the 3-year performance period. As of December 31, 2024 and 2023, there was approximately $21.3 million and $16.2 million, respectively, of unearned non-cash stock-based compensation related to the 2024 and 2023 PSUs that we expect to recognize over a remaining period of approximately 1.8 years and 2.2 years, respectively.

For the PSUs with a market condition valued using the Monte Carlo simulation model, we used the following weighted-average assumptions:

	PSUs
	2024	2023
Expected life (years)	2.9	2.8
Expected volatility	23.9%	27.4%
Risk-free interest rate	4.5%	4.6%
Expected dividend yield	1.5%	1.4%

Time-based Stock Options and SARs

Time-based stock options and SARs generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. Time-based stock options granted during 2024, 2023 and 2022 have a weighted-average grant date fair value of $17.11, $17.54 and $15.26 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based stock options vested during the years ended December 31, 2024, 2023 and 2022 was approximately $61.2 million, $86.9 million and $102.1 million, respectively. At December 31, 2024 and 2023, there was approximately $71.4 million and $111.7 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options that we expect to recognize as expense over a weighted-average remaining period of approximately 2.3 years and 2.2 years, respectively.

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

Participants will only be entitled to receive any portion of the PSOs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of options to be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of options, if the annual growth rate meets or exceeds a specified level. During the year ended December 31, 2024, 79.2% of the March 2021 PSOs vested. During the year ended December 31 2023, no PSOs vested. At December 31, 2024 and 2023, there was approximately $3.8 million and $23.3 million, respectively of unearned non-cash stock-based compensation related to PSOs that we expect to recognize as expense over a remaining period of approximately 0.2 years and 1.2 years, respectively.

For the stock-options valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based stock options
	2024	2023	2022
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	29.5%	34.6%	35.3%
Risk-free interest rate	4.3%	4.4%	4.0%
Expected dividend yield	1.5%	1.4%	1.6%

Total Stock Options, RSUs and PSUs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	Year Ended December 31,
	2024			2023			2022
Consolidated Statements of Comprehensive Income Classification	Options	RSUs, PSUs	Total	Options	RSUs, PSUs	Total	Options	RSUs, PSUs	Total
Cost of software-enabled services	$27.8	$43.1	$70.9	$34.4	$22.6	$57.0	$47.2	$(1.1)	$46.1
Cost of license, maintenance and other related	3.2	4.8	8.0	4.5	2.3	6.8	5.6	(0.1)	5.5
Total cost of revenues	31.0	47.9	78.9	38.9	24.9	63.8	52.8	(1.2)	51.6
Selling and marketing	17.1	18.3	35.4	19.7	9.3	29.0	24.2	(1.3)	22.9
Research and development	12.2	17.6	29.8	13.9	7.5	21.4	17.2	(0.6)	16.6
General and administrative	24.0	35.2	59.2	28.1	17.1	45.2	35.1	(1.4)	33.7
Total operating expenses	53.3	71.1	124.4	61.7	33.9	95.6	76.5	(3.3)	73.2
Total stock-based compensation expense	$84.3	$119.0	$203.3	$100.6	$58.8	$159.4	$129.3	$(4.5)	$124.8

The associated future income tax benefit recognized was $37.0 million, $30.4 million and $23.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, the amount of cash received from the exercise of stock options was $355.1 million, with an associated tax benefit from stock awards realized of $58.5 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2024 was approximately $198.5 million. For the year ended December 31, 2023, the amount of cash received from the exercise of stock options was $115.4 million, with an associated tax benefit from stock awards realized of $28.9 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2023 was approximately $84.2 million. For the year ended December 31, 2022, the amount of cash received from the exercise of stock options was $91.8 million, with an associated tax benefit from stock awards realized of $19.2 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2022 was approximately $92.6 million.

The following table summarizes stock option and SAR activity as well as RSU and PSU activity as of and for the years ended December 31, 2024, 2023 and 2022 (share data in millions):

	Stock Options and SARs		PSUs and RSUs
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	44.9	$55.31	0.4	$75.03
Granted	3.2	$51.45	3.1	$55.61
Cancelled/forfeited	(1.6)	$71.50	(0.1)	$72.47
Exercised	(2.9)	$32.60	—	$—
Outstanding at December 31, 2022	43.6	$55.91	3.4	$58.71
Granted	0.6	$58.75	1.4	$58.54
Cancelled/forfeited	(1.9)	$68.89	(0.6)	$66.09
Exercised	(3.5)	$33.49	—	$—
Vested	—	$—	(0.7)	$52.72
Outstanding at December 31, 2023	38.8	$57.38	3.5	$59.04
Granted	2.0	$65.83	3.5	$65.04
Cancelled/forfeited	(1.6)	$71.97	(1.1)	$67.61
Exercised	(7.9)	$45.36	—	$—
Vested	—	$—	(1.1)	$54.77
Outstanding at December 31, 2024	31.3	$60.22	4.8	$62.69

The following table summarizes information about vested stock options and SARs outstanding that are currently exercisable and stock options and SARs outstanding that are exercisable and expected to vest at December 31, 2024:

Outstanding, Vested Stock Options and SARs Currently Exercisable				Outstanding Stock Options and SARs Exercisable and Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
23.5	$56.53	$466.4	4.70	30.7	$59.65	$524.5	5.43

Note 15—Benefit Plans

We sponsor defined contribution plans that cover our domestic and international employees. During the years ended December 31, 2024, 2023 and 2022, we incurred $122.9 million, $117.5 million and $111.7 million, respectively, of employer contribution expenses under these plans. Additionally, we sponsor a defined benefit pension plan, which has total assets of $14.8 million and a net asset of $2.3 million as of December 31, 2024. The defined benefit pension plan we sponsor had total assets of $17.3 million and a net asset of $2.0 million as of December 31, 2023.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to SS&C common stockholders	$760.5	$607.1	$650.2

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	246.4	248.3	254.0
Weighted-average common stock equivalents – stock options and restricted shares	7.4	6.2	8.0
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	253.8	254.5	262.0

Earnings per share attributable to SS&C common stockholders – Basic	$3.09	$2.45	$2.56
Earnings per share attributable to SS&C common stockholders – Diluted	$3.00	$2.39	$2.48

Weighted-average stock options, SARs, RSUs and PSUs representing 14.2 million, 23.4 million and 22.2 million shares were outstanding for the years ended December 31, 2024, 2023 and 2022, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 17—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$698.7	$751.6	$790.5
Foreign	195.0	106.1	85.6
Income before income taxes	$893.7	$857.7	$876.1

The income tax provision consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$128.0	$194.4	$185.6
Foreign	77.4	63.7	45.5
State	42.0	73.9	73.0
Total	247.4	332.0	304.1
Deferred:
Federal	(67.7)	(53.9)	(51.9)
Foreign	(14.9)	(20.8)	(14.9)
State	(32.8)	(8.2)	(10.2)
Total	(115.4)	(82.9)	(77.0)
Total	$132.0	$249.1	$227.1

The reconciliation between the expected tax expense and the actual tax provision is computed by applying the U.S. federal corporate income tax rate of 21% to income before income taxes as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Computed “expected” tax expense	$187.7	$180.1	$184.0
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	7.2	51.9	49.5
Foreign operations	15.6	34.6	8.7
Effects of stock based compensation	(19.4)	(5.5)	(9.3)
Effect of valuation allowance	(6.6)	(17.2)	8.5
Uncertain tax positions	(32.4)	19.2	(7.9)
Tax credits	(16.9)	(13.3)	(2.0)
Change in rate	-	-	0.2
Other	(3.2)	(0.7)	(4.6)
Provision for income taxes	$132.0	$249.1	$227.1

The components of deferred income taxes at December 31, 2024 and 2023 are as follows (in millions):

	2024		2023
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$68.3	$—	$87.8	$—
Deferred compensation	87.2	—	85.8	—
Tax credit carryforwards	35.1	—	31.1	—
Interest expense carryforwards	43.1		31.0
Accrued expenses	2.1	—	6.4	—
Leases	54.7	48.0	65.2	58.2
Other	39.7	12.0	45.1	13.7
Depreciable and amortizable property	—	764.2	—	837.8
Investments	—	170.6	—	171.1
Total	330.2	994.8	352.4	1,080.8
Valuation allowance	(38.4)	—	(51.4)	—
Total	$291.8	$994.8	$301.0	$1,080.8

At December 31, 2024 and 2023, we had accrued a deferred income tax liability for foreign withholding taxes of $9.6 million and $11.3 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2024, we have domestic federal net operating loss carryforwards of $60.1 million, which will begin to expire in 2026 and state net operating loss carryforwards of $88.5 million, which will begin to expire in 2025. At December 31, 2024, we have foreign net operating loss carryforwards of $208.6 million, of which $196.6 million can be carried forward indefinitely. The remaining $12.0 million will begin to expire in 2025.

At December 31, 2024, we have tax credit carryforwards of $35.1 million relating to domestic and foreign jurisdictions, of which $15.7 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2025, $16.4 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2025, $2.4 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2027 and $0.6 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2027. The domestic credits consist primarily of federal and state research and development credits and foreign tax credits, while the foreign credits consist primarily of minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded valuation allowances of $38.4 million and $51.4 million at December 31, 2024 and 2023, respectively, related primarily to certain foreign and state net operating loss carryforwards and tax credit carryforwards. The valuation allowance at December 31, 2023 also related to disallowed interest expense carryforwards. Of the $38.4 million valuation allowance recorded at December 31, 2024, $11.2 million relates to foreign attribute carryforwards that do not expire. The change in the valuation allowance from 2023 to 2024 is primarily due to the write-off of a valuation allowance on fully reserved interest carryforwards, partially offset by an increase in valuation allowance on tax credit carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in millions):

Balance at December 31, 2022	$126.1
Increases related to current year tax positions	14.6
Increases related to prior tax positions	7.3
Lapse in statute of limitation	(6.0)
Balance at December 31, 2023	$142.0
Increases related to current year tax positions	10.2
Increases related to prior tax positions	25.0
Decreases related to prior tax positions	(23.2)
Lapse in statute of limitation	(35.3)
Foreign exchange translation adjustment	(0.2)
Balance at December 31, 2024	$118.5

We recorded a net benefit of $12.9 million and accrued $3.0 million for potential penalties and interest on the unrecognized tax benefits during 2024 and 2023, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $16.1 million and $32.1 million at December 31, 2024 and 2023, respectively. Our unrecognized tax benefits decreased from 2023 to 2024 due to a lapse in the statute of limitations for certain domestic and foreign tax filings, offset partially by an increase in current and prior year tax positions. Our unrecognized tax benefits increased from 2022 to 2023 due to increases in current and prior year tax positions, offset partially by a decrease due to a lapse in the statute of limitations for certain domestic and foreign tax filings. Our unrecognized tax benefits as of December 31, 2024 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2024.

Our U.S. federal income tax returns are currently under audit for tax years 2018 and 2019, while tax years 2021 through 2024 remain subject to examination. Various tax years from 2012 through 2024 are under, or are subject to, various state and foreign income tax examinations by taxing authorities.

Note 18—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Note 19—Segment and Geographic Information

We operate in one operating segment and one reportable segment. Our CODM is our president and chief operating officer, who reviews financial information presented on a consolidated basis. Our CODM uses consolidated net income as the sole measure of segment profit or loss and to decide how to make resource allocation decisions. Significant segment expenses include cost of software-enabled services revenue cost of license, maintenance and related revenues, selling and marketing, research and development, and general and administrative expenses. For these significant and other segment expenses incurred during the years ended December 31, 2024, 2023, and 2022, refer to our Statements of Comprehensive Income.

Our geographic regions consist of the (a) United States, (b) Europe, Middle East and Africa, (c) Asia Pacific and Japan, (d) Canada and (e) the Americas, excluding the United States and Canada.

Long-lived assets as of December 31, were (in millions):

	2024	2023	2022
United States	$214.9	$236.4	$256.9
Europe, Middle East and Africa	67.1	63.9	73.5
Asia-Pacific and Japan	18.2	15.0	18.4
Canada	7.4	7.5	5.0
Americas, excluding United States and Canada	0.1	0.1	0.1
Total	$307.7	$322.9	$353.9

Note 20—Subsequent Events

Dividend Declared

On February 14, 2025, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock payable on March 17, 2025 to stockholders of record as of the close of business on March 3, 2025.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. In September 2024, we acquired the assets of Battea. Management has excluded Battea from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by us in a purchase business combination during 2024. Battea and its related entities are our wholly-owned subsidiaries whose total assets and total revenues represent 1% and less than 1%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2025 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2025 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2025 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2025 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2025 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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
10.21†

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.22†

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019 (File No. 001-34675)

10.23†

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.24†

Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.25†

Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.26†

Form of Stock Option Grant Notice and Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.27†

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.28†

Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.29†

SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan, adopted effective May 17, 2023, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on May 31, 2023 (File No. 333-272295)

10.30†

Form of Stock Option Grant Notice and Form of Stock Option Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.30 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

10.31†

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.31 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

10.32†

Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.32 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

10.33

First Repricing Amendment to the Credit Agreement, dated as of January 31, 2020, among SS&C Technologies Holdings, Inc., SS&C European Holdings S.a r.l., SS&C Technologies Holdings Europe S.a r.l., SS&C Financing LLC, Credit Suisse AG and Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34675)

10.34

Incremental Joinder, dated as of March 22, 2022, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C Financing LLC, SS&C European Holdings S.à R.L, the other guarantors party thereto, the Term B-6 Lenders party thereto, the Term B-7 Lenders party thereto and Credit Suisse AG, Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 22, 2022 (File No. 001-34675)

10.35

Revolving Facility Amendment, dated as of December 28, 2022, by and among certain of SS&C Technologies Holdings, Inc.’s subsidiaries, SS&C Technologies Holdings, Inc., the other guarantors from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Senior Funding, Inc., and each lender from time to time party thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2023 (File No. 001-34675)

10.36

SOFR Amendment to Credit Agreement, dated as of June 6, 2023, among SS&C Technologies, Inc., SS&C European Holdings S.a.R.L., SS&C Technologies Holdings Europe S.a.R.L., SS&C Financing LLC, Credit Suisse AG, Cayman Islands Branch, as term facilities administrative agent, and Morgan Stanley Senior Funding, Inc., as revolving facility administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-34675)

10.37

First Supplemental Indenture, dated as of April 26, 2024, by and among SS&C Technologies, Inc., certain of SS&C Technologies Holdings, Inc.’s subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-34675)

10.38

Indenture, dated as of May 9, 2024, among SS&C Technologies Inc., SS&C Technologies Holdings, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2024 (File No. 001-34675)

10.39

Incremental Joinder & First Amendment to Credit Agreement, dated as of May 9, 2024, by and among SS&C Technologies, Inc., the other loan parties thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2024 (File No. 001-34675)

10.40†

SS&C Technologies Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, adopted effective May 29, 2024, is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on July 30, 2024 (File No. 333-281105)

10.41

Incremental Joinder to Credit Agreement, dated as of September 27, 2024, by and among SS&C Technologies, Inc., the lenders party thereto, the other loan parties thereto and Morgan Stanley Senior Funding, Inc., as term facilities administrative agent, is incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 1, 2024 (File No. 001-34675)

19

SS&C Technologies Holdings, Inc. Securities Transaction Policy, effective as of October 25, 2023 is incorporated herein by reference to Exhibit 19 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not filed for purposes of sections 11 or 12 of the Securities Act and section 18 of the Exchange Act)

97

SS&C Technologies Holdings, Inc. Financial Statement Compensation Recoupment Policy, effective as of October 2, 2023 is incorporated herein by reference to Exhibit 97 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	March 3, 2025
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Brian N. Schell	Executive Vice President and Chief	March 3, 2025
Brian N. Schell	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	March 3, 2025
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	March 3, 2025
Smita Conjeevaram

/s/ Jonathan E. Michael	Director	March 3, 2025
Jonathan E. Michael

/s/ David A. Varsano	Director	March 3, 2025
David A. Varsano

/s/ Debra Walton-Ruskin	Director	March 3, 2025
Debra Walton-Ruskin

/s/ Michael J. Zamkow	Director	March 3, 2025
Michael J. Zamkow