Form 10-K/A
period 2024-12-31
SS&C Technologies Holdings Inc
filed 2025-03-04
CIK 1402436

human

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of SS&C Technologies, Holdings, Inc. for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission on March 3, 2025 (the “Original Filing”), is being filed to correct a typographical error in the Original Filing to reflect the correct signing date of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP.

This Amendment No. 1 is being filed solely to correct the date within the Report of Independent Registered Public Accounting Firm. This Amendment No. 1 includes: Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the signing date of the Report of Independent Registered Public Accounting Firm; and Item 15 of Part IV, including Exhibit 23.1, which includes the updated consent of PricewaterhouseCoopers LLP to reference this Form 10-K/A.

In addition, pursuant to the rules of the SEC, the exhibit list included herewith reflects currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

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

March 3, 2025

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

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document.
101.REF**	XBRL Taxonomy Reference Linkbase.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

* Previously filed with the Original Filing on March 3, 2025

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