Form 10-Q
period 2025-06-30
SS&C Technologies Holdings Inc
filed 2025-07-30
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 244,220,641 shares of the registrant’s common stock outstanding as of July 23, 2025.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$480.3	$567.1
Funds receivable and funds held on behalf of clients	2,997.8	3,162.2
Accounts receivable, net of allowance for credit losses of $33.7 and $31.6, respectively	940.2	902.0
Contract assets	56.4	47.6
Prepaid expenses and other current assets	183.1	179.8
Restricted cash and cash equivalents	2.6	3.7
Total current assets	4,660.4	4,862.4
Property, plant and equipment, net (Note 2)	311.9	299.6
Operating lease right-of-use assets	211.8	190.6
Investments (Note 3)	174.8	177.4
Unconsolidated affiliates (Note 4)	344.6	328.4
Contract assets	129.7	110.2
Goodwill (Note 6)	9,420.9	9,218.1
Intangible and other assets, net of accumulated amortization of $5,020.5 and $4,646.6, respectively	3,730.1	3,858.0
Total assets	$18,984.2	$19,044.7
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$20.0	$20.0
Client funds obligations	2,997.8	3,162.2
Accounts payable	55.2	70.2
Income taxes payable	—	23.0
Accrued employee compensation and benefits	235.0	311.5
Interest payable	31.6	31.6
Other accrued expenses	276.2	249.7
Deferred revenues	485.9	486.1
Total current liabilities	4,101.7	4,354.3
Long-term debt, net of current portion (Note 7)	6,803.4	6,989.6
Operating lease liabilities	194.0	175.1
Other long-term liabilities	180.6	191.1
Deferred income taxes	695.2	725.5
Total liabilities	11,974.9	12,435.6
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 289.7 million shares and 284.4 million shares issued, respectively, and 244.0 million shares and 244.5 million shares outstanding, respectively	2.9	2.8
Additional paid-in capital	6,209.4	5,901.6
Accumulated other comprehensive loss	(240.9)	(541.2)
Retained earnings	3,909.9	3,641.9
Cost of common stock in treasury, 45.7 and 39.9 million shares, respectively	(2,946.7)	(2,470.2)
Total SS&C stockholders’ equity	6,934.6	6,534.9
Noncontrolling interest (Note 9)	74.7	74.2
Total equity	7,009.3	6,609.1
Total liabilities and equity	$18,984.2	$19,044.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Software-enabled services	$1,267.7	$1,192.4	$2,537.6	$2,380.1
License, maintenance and related	269.1	259.1	513.1	506.4
Total revenues	1,536.8	1,451.5	3,050.7	2,886.5
Cost of revenues:
Software-enabled services	693.9	654.0	1,361.2	1,287.8
License, maintenance and related	106.0	99.2	205.5	193.2
Total cost of revenues	799.9	753.2	1,566.7	1,481.0
Gross profit	736.9	698.3	1,484.0	1,405.5
Operating expenses:
Selling and marketing	152.4	142.6	304.7	283.5
Research and development	128.1	128.7	257.2	249.6
General and administrative	111.9	99.4	219.7	211.9
Total operating expenses	392.4	370.7	781.6	745.0
Operating income	344.5	327.6	702.4	660.5
Interest expense, net	(105.5)	(113.3)	(210.7)	(229.3)
Other (expense) income, net	(1.1)	0.6	6.1	7.2
Equity in earnings of unconsolidated affiliates, net	1.6	17.3	3.9	19.6
Loss on extinguishment of debt	—	(27.7)	(0.9)	(28.8)
Income before income taxes	239.5	204.5	500.8	429.2
Provision for income taxes	58.4	13.8	106.5	80.5
Net income	181.1	190.7	394.3	348.7
Net income attributable to noncontrolling interest	(0.3)	(0.4)	(0.5)	(0.8)
Net income attributable to SS&C common stockholders	$180.8	$190.3	$393.8	$347.9

Basic earnings per share attributable to SS&C common stockholders	$0.74	$0.77	$1.60	$1.41
Diluted earnings per share attributable to SS&C common stockholders	$0.72	$0.75	$1.55	$1.38

Basic weighted-average number of common shares outstanding	244.9	246.2	245.4	246.6
Diluted weighted-average number of common and common equivalent shares outstanding	252.2	252.3	253.5	252.7

Net income	$181.1	$190.7	$394.3	$348.7
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment	207.8	2.7	300.3	(44.9)
Change in defined benefit pension obligation	—	0.1	—	0.1
Total other comprehensive income (loss), net of tax	207.8	2.8	300.3	(44.8)
Comprehensive income	388.9	193.5	694.6	303.9
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.4)	(0.5)	(0.8)
Comprehensive income attributable to SS&C common stockholders	$388.6	$193.1	$694.1	$303.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$394.3	$348.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345.7	333.0
Equity in earnings of unconsolidated affiliates, net	(3.9)	(19.6)
Distributions received from unconsolidated affiliates	—	2.5
Stock-based compensation expense	112.9	95.7
Unrealized net losses on investments	3.5	0.6
Amortization of debt financing costs	3.3	5.2
Loss on extinguishment of debt	0.9	28.8
Loss (gain) on sale or disposition of property and equipment	0.1	(0.1)
Deferred income taxes	(41.8)	(49.4)
Provision for credit losses	9.2	9.7
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(27.8)	(83.3)
Prepaid expenses and other assets	(35.5)	16.5
Contract assets	(24.3)	(7.2)
Accounts payable	(14.8)	(37.4)
Accrued expenses and other liabilities	(19.6)	(90.2)
Income taxes prepaid and payable	(35.2)	(8.3)
Deferred revenue	(21.9)	20.2
Net cash provided by operating activities	645.1	565.4
Cash flow from investing activities:
Business acquisitions, net of cash acquired	(5.8)	(0.9)
Additions to property and equipment	(35.6)	(15.8)
Proceeds from sale of property and equipment	—	3.2
Additions to capitalized software	(99.8)	(100.2)
Investments in securities	(2.5)	—
Proceeds from sales / maturities of investments	0.1	0.2
(Contributions to) distributions received from unconsolidated affiliates	(9.8)	24.5
Collection of other non-current receivables	5.3	5.0
Net cash used in investing activities	(148.1)	(84.0)
Cash flow from financing activities:
Cash received from debt borrowings	122.0	4,745.0
Repayments of debt	(312.0)	(4,850.1)
Payment of deferred financing fees	—	(30.0)
Net decrease in client funds obligations	(391.2)	(1,151.6)
Proceeds from exercise of stock options	240.5	103.7
Withholding taxes paid related to equity award net share settlement	(47.4)	(14.9)
Purchases of common stock for treasury	(477.2)	(279.9)
Dividends paid on common stock	(122.5)	(119.8)
Net cash used in financing activities	(987.8)	(1,597.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11.7	(3.9)
Net decrease in cash, cash equivalents and restricted cash	(479.1)	(1,120.1)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	3,370.5	2,998.6
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,891.4	$1,878.5

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$480.3	$462.7
Restricted cash and cash equivalents	2.6	3.3
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	2,408.5	1,412.5
	$2,891.4	$1,878.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended June 30, 2025
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2025	288.7	$2.9	$6,117.1	$3,791.2	$(448.7)	$(2,677.1)	$74.4	$6,859.8
Net income	—	—	—	180.8	—	—	0.3	181.1
Foreign exchange translation adjustment	—	—	—	—	207.8	—	—	207.8
Stock-based compensation expense	—	—	60.2	—	—	—	—	60.2
Exercise of options, net of withholding taxes	1.0	—	31.1	—	—	—	—	31.1
Purchases of common stock	—	—	—	—	—	(269.6)	—	(269.6)
Cash dividends declared - $0.25 per share	—	—	1.0	(62.1)	—	—	—	(61.1)
Balance, at June 30, 2025	289.7	$2.9	$6,209.4	$3,909.9	$(240.9)	$(2,946.7)	$74.7	$7,009.3

	Three Months Ended June 30, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2024	277.3	$2.8	$5,468.2	$3,224.2	$(473.9)	$(1,787.1)	$58.5	$6,492.7
Net income	—	—	—	190.3	—	—	0.4	190.7
Foreign exchange translation adjustment	—	—	—	—	2.7	—	—	2.7
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	50.6	—	—	—	—	50.6
Exercise of options, net of withholding taxes	1.3	—	37.7	—	—	—	—	37.7
Purchases of common stock	—	—	—	—	—	(228.1)	—	(228.1)
Cash dividends declared - $0.24 per share	—	—	0.5	(60.1)	—	—	—	(59.6)
Balance, at June 30, 2024	278.6	$2.8	$5,557.0	$3,354.4	$(471.1)	$(2,015.2)	$58.9	$6,486.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Six Months Ended June 30, 2025
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2024	284.4	$2.8	$5,901.6	$3,641.9	$(541.2)	$(2,470.2)	$74.2	$6,609.1
Net income	—	—	—	393.8	—	—	0.5	394.3
Foreign exchange translation adjustment	—	—	—	—	300.3	—	—	300.3
Stock-based compensation expense	—	—	112.9	—	—	—	—	112.9
Exercise of options, net of withholding taxes	5.3	0.1	193.0	—	—	—	—	193.1
Purchases of common stock	—	—	—	—	—	(476.5)	—	(476.5)
Cash dividends declared - $0.50 per share	—	—	1.9	(125.8)	—	—	—	(123.9)
Balance, at June 30, 2025	289.7	$2.9	$6,209.4	$3,909.9	$(240.9)	$(2,946.7)	$74.7	$7,009.3

	Six Months Ended June 30, 2024
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7
Net income	—	—	—	347.9	—	—	0.8	348.7
Foreign exchange translation adjustment	—	—	—	—	(44.9)	—	—	(44.9)
Change in defined benefit plan obligation	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	95.7	—	—	—	—	95.7
Exercise of options, net of withholding taxes	2.7	—	89.6	—	—	—	—	89.6
Purchases of common stock	—	—	—	—	—	(281.0)	—	(281.0)
Cash dividends declared - $0.48 per share	—	—	0.7	(119.8)	—	—	—	(119.1)
Balance, at June 30, 2024	278.6	$2.8	$5,557.0	$3,354.4	$(471.1)	$(2,015.2)	$58.9	$6,486.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 and March 4, 2025, respectively (the “2024 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2025, the results of our operations for the three and six months ended June 30, 2025 and 2024, and our cash flows for the six months ended June 30, 2025 and 2024. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2024, which were included in the 2024 Form 10-K. The December 31, 2024 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the expected results for any subsequent quarters or the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of SS&C Technologies Holdings, Inc. and its subsidiaries, including a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

We operate in one operating segment and one reportable segment. Our Chief Operating Decision Maker (“CODM”) is our president and chief operating officer, who reviews financial information presented on a consolidated basis. Our CODM uses consolidated net income as the sole measure of segment profit or loss and to decide how to make resource allocation decisions. Significant segment expenses include cost of software-enabled services revenues, cost of license, maintenance and related revenues, selling and marketing, research and development, and general and administrative expenses. For these significant and other segment expenses incurred during the three and six months ended June 30, 2025 and 2024 refer to our Condensed Consolidated Statements of Comprehensive Income.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30,	December 31,
	2025	2024
Land	$38.1	$36.7
Building and improvements	268.2	256.6
Equipment, furniture, and fixtures	517.7	487.2
	824.0	780.5
Less: accumulated depreciation	(512.1)	(480.9)
Total property, plant and equipment, net	$311.9	$299.6

Depreciation expense for the three and six months ended June 30, 2025 was $17.9 million and $35.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $18.4 million and $36.3 million, respectively. Amortization expense related to capitalized software development costs for the three and six months ended June 30, 2025 was $36.7 million and $71.0 million, respectively. Amortization expense related to capitalized software development costs for the three and six months ended June 30, 2024 was $29.8 million and $57.9 million, respectively. Capitalized software is included in intangible and other assets, net, in our unaudited condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, assets held for sale were $5.9 million and $5.9 million, respectively, and are presented in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, unpaid property, plant and equipment additions totaling $8.7 million and $3.6 million, respectively, are included in accounts payable and other accrued expenses, in our unaudited condensed consolidated balance sheet.

Note 3—Investments

Investments are as follows (in millions):

	June 30,	December 31,
	2025	2024
Non-marketable equity securities	$124.1	$124.1
Seed capital investments	25.9	23.1
Marketable equity securities	19.8	21.6
Partnership interests in private equity funds	5.0	8.6
Total investments	$174.8	$177.4

Unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized (losses) gains on equity securities held as of the end of the period	$(1.7)	$(0.7)	$(3.5)	$0.2

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

As of June 30, 2025 and December 31, 2024, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,296.8	$2,296.8	$—	$—
Seed capital investments (2)	25.9	25.9	—	—
Marketable equity securities (2)	19.8	19.8	—	—
Deferred compensation liabilities (3)	(8.9)	(8.9)	—	—
Total	$2,333.6	$2,333.6	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,637.5	$2,637.5	$—	$—
Seed capital investments (2)	23.1	23.1	—	—
Marketable equity securities (2)	21.6	21.6	—	—
Deferred compensation liabilities (3)	(11.5)	(11.5)	—	—
Total	$2,670.7	$2,670.7	$—	$—

(1)
As of June 30, 2025, included $180.0 million of cash and cash equivalents, $1.0 million of restricted cash and $2,115.8 million of funds receivable and funds held on behalf of clients on the unaudited condensed consolidated balance sheet. As of December 31, 2024, included $184.2 million of cash and cash equivalents, $2.5 million of restricted cash and $2,450.8 million of funds receivable and funds held on behalf of clients on the unaudited condensed consolidated balance sheet.
(2)
Included in investments on the unaudited condensed consolidated balance sheet.
(3)
Included in other long-term liabilities on the unaudited condensed consolidated balance sheet.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $5.0 million and $8.6 million at June 30, 2025 and December 31, 2024, respectively, of which $3.8 million and $7.3 million, respectively, were measured using net asset value as a practical expedient for fair value and $1.2 million and $1.3 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. The maximum risk of loss related to our private equity fund investments is limited to the carrying value of its investments in the entities.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		June 30, 2025		December 31, 2024
	Ownership Percentage (1)	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$213.7	$—	$203.9	$—
International Financial Data Services L.P.	50.0%	67.2	26.3	60.2	28.0
Broadway Square Partners, LLP	50.0%	51.8	28.2	52.2	28.6
Pershing Road Development Company, LLC	50.0%	9.9	51.8	10.1	53.0
Other unconsolidated affiliates		2.0	—	2.0	—
Total		$344.6	$106.3	$328.4	$109.6

(1)
Ownership percentage is as of June 30, 2025 and December 31, 2024.

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on the unaudited condensed consolidated statements of comprehensive income. During the three months ended June 30, 2025, we invested an additional $9.7 million in Orbit Private Investment L.P.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Orbit Private Investments L.P.	$(0.3)	$16.2	$0.1	$17.4
International Financial Data Services L.P.	2.2	1.5	4.4	3.0
Broadway Square Partners, LLP	—	(0.2)	(0.4)	(0.3)
Pershing Road Development Company, LLC	(0.3)	(0.2)	(0.2)	(0.5)
Total	$1.6	$17.3	$3.9	$19.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,536.8	$1,480.7	$3,050.7	$2,920.2
Net income attributable to SS&C common stockholders	$180.8	$192.3	$393.8	$335.4

In addition, we acquired FPS Trust Company in February 2025 for approximately $6.0 million.

Note 6—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2025 is as follows (in millions):

Balance at December 31, 2024	$9,218.1
Acquisitions completed in the current year	6.0
Effect of foreign currency translation	196.8
Balance at June 30, 2025	$9,420.9

Note 7—Debt

At June 30, 2025 and December 31, 2024, debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Senior secured credit facilities, weighted-average interest rate of 6.23% and 6.26%, respectively	$4,105.0	$4,295.0
5.5% senior notes due 2027	2,000.0	2,000.0
6.5% senior notes due 2032	750.0	750.0
Unamortized original issue discount and debt issuance costs	(31.6)	(35.4)
	6,823.4	7,009.6
Less: current portion of long-term debt	20.0	20.0
Long-term debt	$6,803.4	$6,989.6

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at June 30, 2025	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,320.0	May 9, 2031	(1)
Term A-9 Loans	785.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
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

As of June 30, 2025, we were in compliance with all financial and non-financial covenants.

Fair Value of Debt

The carrying amounts and fair values of debt are as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,081.6	$4,133.5	$4,268.6	$4,315.6
5.5% senior notes due 2027	1,998.4	2,004.5	1,998.1	1,984.2
6.5% senior notes due 2032	743.4	780.0	742.9	758.0

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices.

Note 8—Stockholders’ Equity

Stock repurchase program

In July 2024, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In May 2025, our Board of Directors authorized a stock repurchase program, which enables us to repurchase up to $1.5 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three and six months ended June 30, 2025, we repurchased 3.4 million and 5.8 million shares, respectively, of common stock for approximately $269.6 million and $476.5 million, respectively, which includes a 1% excise tax on share repurchases. During the three and six months ended June 30, 2024, we repurchased 3.7 million and 4.5 million shares, respectively, of common stock for approximately $228.1 million and $281.0 million, respectively, which includes a 1% excise tax on share repurchases. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid quarterly cash dividends of $0.25 per share of common stock in each of March and June 2025 totaling $122.5 million. We paid quarterly cash dividends of $0.24 per share of common stock in each of March and June 2024 totaling $119.8 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(539.6)	$(1.6)	$(541.2)
Net current period other comprehensive income (1)	300.3	—	300.3
Balance, June 30, 2025	$(239.3)	$(1.6)	$(240.9)

(1) Amounts are reported net of tax. Tax effects were immaterial.

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

The carrying value of the assets and liabilities associated with DomaniRx included in our condensed consolidated balance sheet at June 30, 2025 and December 31, 2024, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	June 30,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$145.1	$155.2
Prepaid expenses and other current assets	0.8	0.9
Intangible assets	227.9	217.6
Other assets	3.5	2.4
Liabilities:
Other liabilities	0.5	1.1

Note 10—Revenues

We generate revenues primarily through our software-enabled services. Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either term or perpetual licenses and by selling maintenance services. We classify license revenues related to sales-based royalty arrangements as term license revenue. Maintenance services are generally provided under annually renewable contracts. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed, the volume of transactions and the level of service the client requires. Revenues from professional services consist mostly of services provided on a time and materials basis.

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Long-term deferred revenue of $42.1 million and $42.4 million, was included in other long-term liabilities as of June 30, 2025 and December 31, 2024, respectively, in our unaudited condensed consolidated balance sheet. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of June 30, 2025 and December 31, 2024, approximately $75.2 million and $72.3 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of maintenance and professional services revenues recognized in the period that was included in the opening deferred revenues balance was $271.2 million for the six months ended June 30, 2025.

As of June 30, 2025, revenue of approximately $977.9 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $489.9 million is expected to be recognized over the next twelve months and the remainder is expected to be recognized over a weighted average period of approximately two years.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,034.6	$1,015.4	$2,071.1	$2,007.7
United Kingdom	195.8	155.8	373.2	321.3
Europe (excluding United Kingdom), Middle East and Africa	130.6	118.8	260.2	234.7
Asia-Pacific	83.4	78.9	168.8	152.2
Canada	57.6	54.7	113.9	114.3
Americas, excluding United States and Canada	34.8	27.9	63.5	56.3
Total	$1,536.8	$1,451.5	$3,050.7	$2,886.5

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software-enabled services	$1,267.7	$1,192.4	$2,537.6	$2,380.1
Maintenance and term licenses	232.9	224.4	446.1	443.2
Professional services	26.2	25.1	50.1	48.9
Perpetual licenses	10.0	9.6	16.9	14.3
Total	$1,536.8	$1,451.5	$3,050.7	$2,886.5

Note 11—Stock-based Compensation

Stock options, SARs, PSUs and RSUs

The amount of stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2025	2024	2025	2024
Cost of software-enabled services	$21.2	$17.7	$38.6	$33.1
Cost of license, maintenance and other related	2.3	2.2	4.5	3.8
Total cost of revenues	23.5	19.9	43.1	36.9
Selling and marketing	10.1	9.3	19.2	17.0
Research and development	8.5	7.8	16.1	14.0
General and administrative	18.1	13.6	34.5	27.8
Total operating expenses	36.7	30.7	69.8	58.8
Total stock-based compensation expense	$60.2	$50.6	$112.9	$95.7

The following table summarizes stock option and stock appreciation rights (“SARs”) activity, as well as performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the six months ended June 30, 2025 (shares in millions):

	Stock Options and SARs	PSUs and RSUs
Outstanding at December 31, 2024	31.3	4.8
Granted	1.8	2.6
Cancelled/forfeited	(0.9)	(0.2)
Exercised	(4.4)	—
Vested	—	(1.5)
Outstanding at June 30, 2025	27.8	5.7

Note 12—Income Taxes

The effective tax rate was 24.4% and 6.7% for the three months ended June 30, 2025 and 2024, respectively, and 21.3% and 18.8% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for the three and six months ended June 30, 2024 include tax benefits of $40.8 million related to releases of uncertain tax positions and $5.7 million of tax refunds, both due to closed audits.

Note 13—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to SS&C common stockholders	$180.8	$190.3	$393.8	$347.9

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	244.9	246.2	245.4	246.6
Weighted-average common stock equivalents – stock options and restricted shares	7.3	6.1	8.1	6.1
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	252.2	252.3	253.5	252.7

Earnings per share attributable to SS&C common stockholders – Basic	$0.74	$0.77	$1.60	$1.41
Earnings per share attributable to SS&C common stockholders – Diluted	$0.72	$0.75	$1.55	$1.38

Weighted-average stock options, RSUs and PSUs representing 10.2 million and 9.1 million shares were outstanding for the three and six months ended June 30, 2025, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive. Weighted-average stock options, SARs, RSUs and PSUs representing 15.1 million and 17.4 million shares were outstanding for the three and six months ended June 30, 2024, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 14—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Note 15—Subsequent Events

Pending Acquisition

On July 21, 2025, we announced that we had entered into a definitive agreement to acquire Colossus Topco Limited, the parent company of Calastone Limited, from a global private equity firm. The acquisition is expected to close in the fourth quarter of 2025, subject to regulatory approvals. The purchase price is approximately £766 million (which is approximately US $1.03 billion), subject to certain adjustments. We intend to borrow, on an uncommitted basis and subject to market and other conditions, sufficient funds to finance all or a portion of the cash consideration payable in connection with the acquisition, to pay related expenses in connection with the acquisition, and, if applicable, for general corporate purposes.

Enactment of the One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax reform provisions for businesses, including extensions of key Tax Cuts and Jobs Act provisions, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation will become effective in 2025 while others are effective in 2026. We are currently evaluating the impact of the new legislation on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide readers of our Condensed Consolidated Financial Statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. It should be read in conjunction with our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 and March 4, 2025, respectively (the “2024 Form 10-K”) and the Condensed Consolidated Financial Statements included in this Form 10-Q.

We use the term organic to refer to the businesses and operations that are included in the comparable prior year period on a constant currency basis. Organic excludes the impact of any business which we acquired for the time period which would impact the comparable prior year period.

Ongoing macroeconomic conditions, such as changes in interest rates and inflation, volatility in capital markets, global trade issues, geopolitical tensions, foreign currency exchange rate fluctuations, and other similar factors, could have impacts on our results that are uncertain and, in many respects, outside our control. The situations remain dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources.

Critical Accounting Estimates

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our Condensed Consolidated Financial Statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2024 Form 10-K. Our critical accounting policies are described in the 2024 Form 10-K and include:

•
Investments
•
Intangible Assets and Goodwill
•
Software Capitalization
•
Acquisition Accounting
•
Revenue Recognition
•
Stock-based Compensation
•
Income Taxes

Results of Operations

Revenues

We derive our revenues from two sources: software-enabled services revenues and license, maintenance and related revenues. As a general matter, fluctuations in our software-enabled services revenues are attributable to our customer retention, the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions provided to our existing clients. Software-enabled services revenues also fluctuate as a result of reimbursements received for “out-of-pocket” expenses, such as postage and telecommunications charges, which are recorded as revenues on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, there is no impact on gross profit, operating income and net income, however the reimbursements billed and expenses incurred can lead to fluctuations in revenues, cost of revenues and gross margin percentage each period. License, maintenance and related revenues consist primarily of term and perpetual license fees, maintenance fees and professional services. Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and professional services revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

Our results of operations below include the results of our recent acquisition from the date which it was acquired. Battea-Class Action Services, LLC (“Battea”) was acquired in September 2024. FPS Trust Company was acquired in February 2025.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software-enabled services	82.5%	82.1%	83.2%	82.5%
License, maintenance and related	17.5%	17.9%	16.8%	17.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2025	2024		2025	2024
Software-enabled services	$1,267.7	$1,192.4	6.3%	$2,537.6	$2,380.1	6.6%
License, maintenance and related	269.1	259.1	3.9%	513.1	506.4	1.3%
Total revenues	$1,536.8	$1,451.5	5.9%	$3,050.7	$2,886.5	5.7%

Three Months Ended June 30, 2025 and 2024. Our revenues increased $85.3 million, or 5.9%, primarily due to an increase of $50.9 million in organic revenue growth driven by strength in the SS&C GlobeOp fund administration, Wealth and Investment Technologies, Global Investor and Distribution Solutions and Intelligent Automation & Analytics businesses. Our revenues also increased due to acquisitions, which contributed $20.9 million in revenues and the favorable impact from foreign currency translation of $13.5 million. Software-enabled services revenues increased $75.3 million, or 6.3%, primarily due to an increase in organic revenues of $43.9 million as well as acquisitions, which added $20.9 million in revenues, and the favorable impact from foreign currency translation of $10.5 million. License, maintenance and related revenues increased $10.0 million, or 3.9%, due to an increase in organic revenues of $7.0 million and the favorable impact from foreign currency translation of $3.0 million.

Six Months Ended June 30, 2025 and 2024. Our revenues increased $164.2 million, or 5.7%, primarily due to an increase of $123.8 million in organic revenue growth driven by strength in the SS&C GlobeOp fund administration, Wealth and Investment Technologies, Global Investor and Distribution Solutions and Intelligent Automation & Analytics businesses. Our revenues also increased due to acquisitions, which contributed $33.8 million in revenues and the favorable impact from foreign currency translation of $6.6 million. Software-enabled services revenues increased $157.5 million, or 6.6%, primarily due to an increase in organic revenues of $118.3 million as well as acquisitions, which added $33.8 million in revenues, and the favorable impact from foreign currency translation of $5.4 million. License, maintenance and related revenues increased $6.7 million, or 1.3%, due to an increase in organic revenues of $5.5 million and the favorable impact from foreign currency translation of $1.2 million.

Cost of Revenues

Cost of software-enabled services revenues consists primarily of costs related to personnel who deliver our software-enabled services and amortization of certain intangible assets. Cost of license, maintenance and other related revenues consists primarily of the costs related to personnel utilized in servicing our maintenance contracts and to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services and amortization of intangible assets.

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of software-enabled services	54.7%	54.8%	53.6%	54.1%
Cost of license, maintenance and related	39.4%	38.3%	40.1%	38.2%
Total cost of revenues	52.0%	51.9%	51.4%	51.3%
Gross margin percentage	48.0%	48.1%	48.6%	48.7%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2025	2024		2025	2024
Cost of software-enabled services	$693.9	$654.0	6.1%	$1,361.2	$1,287.8	5.7%
Cost of license, maintenance and related	106.0	99.2	6.9%	205.5	193.2	6.4%
Total cost of revenues	$799.9	$753.2	6.2%	$1,566.7	$1,481.0	5.8%

Three Months Ended June 30, 2025 and 2024. Our total cost of revenues increased by $46.7 million, or 6.2%, primarily due to an increase of $30.9 million in organic costs as well as acquisitions, which added $10.5 million in costs, and the unfavorable impact from foreign currency translation, which increased costs by $5.3 million. Our organic cost increase reflects continued investment in delivering client service. Cost of software-enabled services revenues increased $39.9 million, or 6.1%, due to an increase of $24.9 million in organic costs, acquisitions, which added $10.5 million in costs, and the unfavorable impact from foreign currency translation of $4.5 million. Cost of license, maintenance and related revenues increased $6.8 million, or 6.9%, due to an increase of $6.0 million in organic costs and the unfavorable impact from foreign currency translation of $0.8 million.

Six Months Ended June 30, 2025 and 2024. Our total cost of revenues increased by $85.7 million, or 5.8%, primarily due to an increase of $64.7 million in organic costs as well as acquisitions, which added $19.9 million in costs, and the unfavorable impact from foreign currency translation, which increased costs by $1.1 million. Our organic cost increase reflects continued investment in delivering client service. Cost of software-enabled services revenues increased $73.4 million, or 5.7%, due to an increase of $52.5 million in organic costs, acquisitions, which added $19.9 million in costs, and the unfavorable impact from foreign currency translation of $1.0 million. Cost of license, maintenance and related revenues increased $12.3 million, or 6.4%, due to an increase of $12.2 million in organic costs and the unfavorable impact from foreign currency translation of $0.1 million.

Operating Expenses

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including, but not limited to, salaries, commissions and travel and entertainment. Selling and marketing expenses also include amortization of certain intangible assets, trade shows and marketing and promotional materials. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services.

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling and marketing	9.9%	9.8%	10.0%	9.8%
Research and development	8.3%	8.9%	8.4%	8.7%
General and administrative	7.3%	6.8%	7.2%	7.3%
Total operating expenses	25.5%	25.5%	25.6%	25.8%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2025	2024		2025	2024
Selling and marketing	$152.4	$142.6	6.9%	$304.7	$283.5	7.5%
Research and development	128.1	128.7	(0.5)%	257.2	249.6	3.0%
General and administrative	111.9	99.4	12.6%	219.7	211.9	3.7%
Total operating expenses	$392.4	$370.7	5.9%	$781.6	$745.0	4.9%

Three Months Ended June 30, 2025 and 2024. Operating expenses increased $21.7 million, or 5.9%, due to an increase of $14.4 million in organic operating expenses, the unfavorable impact from foreign currency translation of $3.9 million and acquisitions, which added $3.4 million in expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to resource needs to support organic growth.

Six Months Ended June 30, 2025 and 2024. Operating expenses increased $36.6 million, or 4.9%, due to an increase of $28.9 million in organic operating expenses, acquisitions, which added $7.2 million in expenses, and the unfavorable impact from foreign currency translation of $0.5 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to resource needs to support organic growth.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 for Interest, Taxes and Other

Interest expense, net. Net interest expense totaled $105.5 million and $210.7 million for the three and six months ended June 30, 2025, respectively, compared to $113.3 million and $229.3 million for the three and six months ended June 30, 2024, respectively. The decrease in interest expense, net for 2025 as compared to 2024 is primarily due to lower average interest rates. We had an average interest rate of 6.14% and 6.11% for the three and six months ended June 30, 2025, respectively, compared to 6.80% and 6.83% for the three and six months ended June 30, 2024, respectively.

Other (expense) income, net. Other (expense) income, net was $(1.1) million and $6.1 million for the three and six months ended June 30, 2025, respectively, compared to $0.6 million and $7.2 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, other (expense) income, net consisted primarily of dividend income of $2.5 million and $13.7 million, respectively, offset by foreign currency translation losses of $1.9 million and $4.1 million, respectively, and investment losses due to mark-to market adjustments of $1.7 million and $3.5 million, respectively. For the three and six months ended June 30, 2024, other (expense) income, net consisted primarily of dividend income of $2.1 million and $12.6 million, respectively, partially offset by foreign currency translation losses of $1.1 million and $5.8 million, respectively.

Equity in earnings of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $1.6 million and $3.9 million for the three and six months ended June 30, 2025, respectively, compared to $17.3 million and $19.6 million for the three and six months ended June 30, 2024, respectively. The equity in earnings of unconsolidated affiliates, net in 2024 is primarily related to adjustments of $16.2 million and $17.4 million for the three and six months ended June 30, 2024, respectively, to increase the carrying value of one of our investments.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$58.4	$13.8	$106.5	$80.5
Effective tax rate	24.4%	6.7%	21.3%	18.8%

Our effective tax rates for the three and six months ended June 30, 2025 and 2024 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three and six months ended June 30, 2025 compared to the prior year was primarily driven by the releases of uncertain tax positions in the prior year due to closed audits, increased recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. Our effective tax rates for the three and six months ended June 30, 2024 include benefits of $40.8 million related to releases of uncertain tax positions and $5.7 million of tax refunds, both due to closed audits. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2025 to be 25.0% in the United Kingdom and approximately 25.3% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

In 2021, the OECD (“Organisation for Economic Co-operation and Development”)/G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Further guidance was released throughout 2022 and 2023. Certain aspects of Pillar Two were effective January 1, 2024 and other aspects were effective January 1, 2025. Many non-U.S. tax jurisdictions in which we operate have either recently enacted legislation or are in the process of enacting legislation to adopt certain components of the Pillar Two Model Rules. The provisions effective in 2024 and 2025 were not material to our financial position and cash flows.

Liquidity and Capital Resources

Our principal cash requirements are for the costs of our operations, to make payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets, to repurchase shares of our common stock and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations and cash available under our Credit Agreement to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

We paid quarterly cash dividends of $0.25 per share of common stock in each of March and June 2025 totaling $122.5 million. We paid quarterly cash dividends of $0.24 per share of common stock in each of March and June 2024 totaling $119.8 million.

Client funds obligations include our transfer agency client balances invested overnight, claims administration funds due to our customers, as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the unaudited condensed consolidated balance sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $2,997.8 million of client funds obligations at June 30, 2025.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash and cash equivalents provided by (used in):	2025	2024	Change From Prior Year
Operating activities	$645.1	$565.4	$79.7
Investing activities	(148.1)	(84.0)	(64.1)
Financing activities	(987.8)	(1,597.6)	609.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11.7	(3.9)	15.6
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(479.1)	$(1,120.1)	$641.0

Net cash provided by operating activities was $645.1 million for the six months ended June 30, 2025. Cash provided by operating activities primarily resulted from net income of $394.3 million adjusted for non-cash items of $429.9 million, partially offset by changes in our working capital accounts totaling $179.1 million. The changes in our working capital accounts were driven by increases in accounts receivable, prepaid expenses and contract assets, as well as a decrease in deferred revenue and changes in income taxes prepaid and payable due to the timing of tax payments.

Investing activities used net cash of $148.1 million for the six months ended June 30, 2025, primarily related to $99.8 million in capitalized software development costs, $35.6 million in capital expenditures, $9.8 million contributed to unconsolidated affiliates and $5.8 million paid for business acquisitions, net of cash acquired, partially offset by the collection of other non-current receivables of $5.3 million.

Financing activities used net cash of $987.8 million for the six months ended June 30, 2025, primarily related to $477.2 million of purchases of common stock for treasury, a net decrease in client fund obligations of $391.2 million, net repayments of debt of $190.0 million, $122.5 million in quarterly dividends paid and $47.4 million in withholding taxes paid related to equity award net share settlements, offset by proceeds of $240.5 million from stock option exercises.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2025, we held approximately $242.3 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at June 30, 2025	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,320.0	May 9, 2031	(1)
Term A-9 Loans	785.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
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

The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $596.6 million was available as of June 30, 2025. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $3.4 million was utilized as of June 30, 2025.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of June 30, 2025, we were in compliance with all financial and non-financial covenants.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025
Net income	$181.1	$190.7	$394.3	$348.7	$807.4
Interest expense, net	105.5	113.3	210.7	229.3	433.2
Provision for income taxes	58.4	13.8	106.5	80.5	157.9
Depreciation and amortization	174.9	167.5	345.7	333.0	692.8
EBITDA	519.9	485.3	1,057.2	991.5	2,091.3
Stock-based compensation	60.2	50.6	112.9	95.7	220.4
Acquired EBITDA and cost savings (1)	—	—	—	—	0.8
Loss on extinguishment of debt	—	27.7	0.9	28.8	3.3
Equity in earnings of unconsolidated affiliates, net	(1.6)	(17.3)	(3.9)	(19.6)	(8.7)
Purchase accounting adjustments (2)	1.2	1.9	2.2	3.8	5.3
ASC 606 adoption impact	0.1	(0.6)	0.2	(1.3)	(0.3)
Foreign currency translation losses	1.9	1.1	4.1	5.8	6.4
Investment gains (3)	(0.9)	(1.4)	(10.2)	(12.0)	(17.8)
Facilities and workforce restructuring	17.1	7.5	24.2	19.7	46.1
Acquisition related (4)	1.7	0.1	3.0	0.9	5.3
Other (5)	1.7	5.1	3.6	4.6	10.2
Consolidated EBITDA	$601.3	$560.0	$1,194.2	$1,117.9	$2,362.3
Consolidated EBITDA attributable to noncontrolling interest (6)	(0.9)	(1.1)	(1.9)	(2.2)	(3.9)
Consolidated EBITDA attributable to SS&C common stockholders	$600.4	$558.9	$1,192.3	$1,115.7	$2,358.4

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

Our covenant requirement for consolidated net secured leverage ratio for the benefit of the Revolving Credit Facility and the actual ratio as of June 30, 2025 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	1.55

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

Interest Rate Risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt. For the six months ended June 30, 2025, our average daily cash balances of approximately $2.5 billion were maintained in such accounts. We estimate that a 100 basis point increase in the interest rate would equal approximately $12.3 million of net income, net of income taxes, on an annual basis.

At June 30, 2025, total variable interest rate debt was approximately $4,105.0 million. As of June 30, 2025, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $41.1 million per year.

Equity Price Risk

We have exposure to equity price risk as a result of our investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. The fair value of our investments that are subject to equity price risk as of June 30, 2025 was approximately $42.8 million. The impact of a 10% change in fair value of these investments would have been approximately $3.2 million to net income, net of income taxes. Changes in equity values of our investments could have a material effect on our results of operations and our financial position.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2025, approximately 32% of our revenues were from clients located outside the United States and approximately 24% of our revenues were from currencies other than the United States dollar. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the British pound. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and certain trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other (expense) income, net. These amounts were not material for the six months ended June 30, 2025. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. Our exposures to foreign currency exchange rates can fluctuate as a result of acquisitions and changes in our operations. Accordingly, we continuously assess and monitor our exposure to foreign currency exchange rates. We do not enter into any market risk sensitive instruments for trading or hedging purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the second quarter of 2025 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
April 1, 2025 – April 30, 2025	0.3	$75.59	0.3	$309.8
May 1, 2025 – May 31, 2025	3.0	$78.44	3.0	$1,487.1
June 1, 2025 – June 30, 2025	0.1	$79.57	0.1	$1,480.1
Total	3.4		3.4

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to our common stock repurchase program.

(3) Stock repurchases from April 1, 2025 to May 22, 2025 were made pursuant to our previous common stock repurchase program, authorized by our Board of Directors in July 2024. The program allowed for the purchase of up to $1 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases. Stock repurchases from May 23, 2025 to June 30, 2025 were made pursuant to the common stock repurchase program authorized by our Board of Directors in May 2025. The program allows for the purchase of up to $1.5 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

Date: July 30, 2025