Form 10-K
period 2025-12-31
SS&C Technologies Holdings Inc
filed 2026-02-26
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was $17,502,751,030 based on the closing sale price per share of the registrant’s common stock on The Nasdaq Global Select Market on such date.

There were 241,505,294 shares of the registrant’s common stock outstanding as of February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

SS&C TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2025

FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance, underlying assumptions, and other statements that are other than statements of historical facts. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “projects”, “forecasts”, “may”, “assume”, “intend”, “will”, “continue”, “opportunity”, “predict”, “potential”, “future”, “guarantee”, “likely”, “target”, “indicate”, “would”, “could” and “should” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Such statements reflect management’s best judgment based on factors currently known but that are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the state of the economy and the financial services industry and other industries in which our clients operate, the impact of machine learning and artificial intelligence (together, “AI”) on our products, services and competitive position, our ability to realize anticipated benefits from our acquisitions, the effect of customer consolidation on demand for our products and services, the variability of revenue as a result of activity in the securities markets, focus of our business on the asset management industry, our ability to retain and attract clients, the intensity of competition with respect to our products and services, risks from cyber-attacks, breaches of digital security, IT system failures and network disruptions, risks associated with third party providers, fluctuations in our operating results, terrorist activities and other catastrophic events, risks associated with our international operations, privacy concerns relating to the collection and storage of personal information, evolving regulations and increased scrutiny from regulators, our ability to protect intellectual property assets and litigation regarding intellectual property rights, delays in product development, investment decisions concerning cash balances, tax risks, risks associated with our joint ventures, changes in accounting standards, our exposure to litigation and other claims, risks related to our substantial indebtedness, and the potential volatility of the market price of our common stock. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. You should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date on which they are made and, except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements.

The following are some of our registered trademarks and/or service marks in the U.S. and/or in other countries: ADVENT, ADVENT CORPORATE ACTIONS, ADVENT CUSTODIAL DATA, ADVENT GENESIS, ADVENT ONDEMAND, ADVENT PORTFOLIO EXCHANGE, ALGO, ALGORITHMICS, ALTSERVE, ADVENT REVENUE CENTER, ADVICEPLUS, ADVISORWARE, ALL-STAR FUNDS, ALPS, AXYS, BATTEA, BENEFIX, BLACK DIAMOND, BLACK DIAMOND WEALTH PLATFORM, BLUE PRISM, CALASTONE, CARESTEPP, CHARTSOURCE, CTN, THE CLAIMS ENGINE, DBC, ECLIPSE, EZE, EZE CASTLE, EZE ECLIPSE, FAN, FAN MAIL, FIXLINK, GENEVA, GLOBEOP, GLOBEOP HEDGE FUND INDEX, GOREC, INTRALINKS, KNOW YOUR RISK, LIBERTY ALL-STAR FUNDS, MARGINMAN, MARK-TO-FUTURE, MAXIMIS, MINERALWARE, MOXY, MYPLANNETWORK, PACER, PAGES, PORTIA, REALTICK, RECON, RICC, ROLLOVER CENTRAL, RISKWATCH, ROM, ROM ARCHITECT, SAVANTRX, SKYLINE, SS&C, SS&C BLUE PRISM, SS&C EVERYWHERE, SS&C SINGULARITY, SS&C SMARTSOURCE, SS&C TAX BRIGHTLINE, SS&C TAX OPTIMIZER, SYNCOVA, SYLVAN, TA2000, TAMALE, TAMALE RMS, TIER1CRM, TIER1 SECURITY ENGINE, TRAC, TRADETHRU, VISION, WALLETSHARE, and ZOOLOGIC. SS&C Technologies Holdings, Inc. and/or its subsidiaries in the U.S. and/or in other countries have trademark or service mark rights to certain other names and marks other than those referred to in this annual report.

SS&C Technologies Holdings, Inc., or “SS&C Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our” and the “Company” mean SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

PART I

ITEM 1. BUSINESS

Overview

SS&C Technologies Holdings, Inc. (NASDAQ: SSNC) is the world’s leading hedge fund and private equity administrator, as well as mutual fund transfer agent. SS&C’s unique business model combines end-to-end expertise across financial services operations with software and solutions to deliver value to customers of any size, scale, or complexity in the financial services and healthcare industries. SS&C owns and operates the full technology stack across securities accounting, front-to-back-office operations, performance and risk analytics, regulatory reporting and healthcare information processes.

SS&C’s trusted and proven technology delivers an unparalleled level of scalable capabilities for the most complex portfolios, the most sophisticated strategies, and the highest volumes of transactions. Through a series of carefully selected acquisitions, lift outs, and focused research and development, the breadth and depth of SS&C’s expertise in financial services and healthcare technology are unmatched.

Founded in 1986 and headquartered in Windsor, Connecticut, the Company is home to more than 28,000 employees and has more than 100 offices in 35 countries globally. With more than 23,000 clients spanning the health and financial services industries, our customers’ needs and requirements are always at the forefront of our strategy. We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand cloud solutions which are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to deliver comprehensive fund administration services to alternative and traditional asset managers, including fund manager services, transfer agency services, funds-of-funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on-premise, cloud-based or hosted applications, as well as multi-tenant or dedicated applications. Additionally, we provide clients with targeted, blended solutions based on a combination of software and software-enabled services. We believe our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software.

SS&C operates the Intralinks business, a leading provider of secure virtual data room solutions that support mergers and acquisitions, capital raising, investor reporting, and other strategic transactions. In addition, our 2022 acquisition of Blue Prism enables us to deploy intelligent automation and robotic process automation (“RPA”), including artificial intelligence (“AI”) driven and agentic solutions, to improve the efficiency of our own operations and help clients modernize workflows across financial services and healthcare.

We also serve the healthcare industry through SS&C Health, our technology-enabled services and solutions business. The mission of SS&C Health is to help our clients deliver a better healthcare experience. SS&C Health offerings include pharmacy and medical claims processing, clinical and care management programs, population health analytics, digital workforce solutions, and member engagement capabilities. These solutions are delivered through a scalable, cloud-enabled, and cost-efficient operating model.

SS&C Health primarily serves health plans and pharmacy benefit managers, with a particular focus on organizations supporting government-sponsored programs and those seeking a flexible, high-performance alternative to large, fully integrated vendors. As a comprehensive partner to payers, SS&C Health provides solutions across the health plan operating lifecycle, including core claims platforms, operational software, and value-added applications for risk adjustment quality management. Together, these capabilities enable us to address the needs of a diverse payer client base across all major market segments.

Our business model is characterized by high revenue retention rates and significant cash flow. We generate revenues primarily through our high-value software-enabled services. Our software-enabled services are generally provided under contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. Pricing in our software-enabled services businesses scales based on several factors which can include our clients’ assets under management, the complexity of asset classes managed, the number of accounts serviced, the volume of transactions, number of medical claims, the volume of pharmacy claims and the extent and scale of service the client requires. We have experienced average revenue retention rates in each of the last five years of greater than 95% on our software-enabled services and maintenance and term licenses contracts for our core enterprise products. We believe the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates.

We generated revenues of $6,272.2 million for the year ended December 31, 2025 as compared to revenues of $5,882.0 million for the year ended December 31, 2024. In 2025, we generated 67% of our revenues from clients in the United States and 33% from clients outside the United States. Our revenues are highly diversified, with our largest client in 2025 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our Consolidated Financial Statements and Note 13 to our Consolidated Financial Statements.

Our Industry

We serve a number of vertical markets within the financial services and healthcare industries – the primary industries in which we operate. Our financial services clients include alternative investment funds, investment management firms, institutional and retail asset managers, insurance companies, registered investment advisors (“RIAs”), wealth managers, banks and brokerage firms. Our healthcare clients include individual and government sponsored health plans and healthcare providers. We believe financial services and healthcare providers will increasingly turn to IT solutions, inclusive of automated, agentic and AI, provided by an independent vendor, as a result of economic challenges and heightened regulatory requirements. Financial services firms are in a search for more risk-averse business strategies, simplified regulatory compliance, and full service solutions provided by a single vendor. Healthcare providers are looking to improve their customers’ experiences through better access to data and an enhanced user interface. As a result, we believe these industries will continue to invest in IT and outsourcing solutions.

Market Trends

The demand for our products and services comes from a number of distinct sources: new formations in asset and wealth management and healthcare, new business lines and combinations of business lines at existing clients, objectives to leverage technology to increase operational efficiency, merger and acquisition activity, replacement of legacy in-house operations and competitor systems and expansion of our existing client relationships. Underlying these demand drivers are several industry trends, including:

●
Diversification of business lines, product proliferation and complexity. As investment managers look to grow through diversified offerings (alternative assets, real assets, and private equity) in global markets, they require technology investments and servicing partners with the depth, experience, and flexibility to deliver a return on their investment for different types of businesses models. Our scalable solutions allow clients to focus on growth, diversification, and other strategic business imperatives. Our customers’ business models and product offerings are becoming increasingly complex. We aim to simplify organizations and make continuous improvements to our systems to handle complexity.
●
Regulatory changes. Our clients must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations. Our clients rely on us to navigate new requirements and facilitate compliance in today’s dynamic and evolving regulatory environment. We are uniquely positioned to interpret regulations and impact on clients, enabling the implementation of technology solutions. We expect regulatory changes to increase the complexity of compliance and the demand for our products and services.
●
Focus on digital transformation with Artificial Intelligence. Evaluating the implications of new technologies is a challenge for our clients. By combining institutional-grade quality with cutting-edge technology, we help apply the right solutions to assist our clients grow their business more efficiently. Many of our clients face internal digital transformation projects or external threats from emerging tech disrupter competition. As a result, clients invest in new technology to help expand profit margins and offer new products. In addition, new technology incorporating AI, including agentic AI, is gaining traction, including within the financial services and healthcare industries. These next generation tools are driving digital transformation, with significant investments being made in AI-powered solutions to improve customer experience, reduce costs, and enhance operational efficiency. In financial services, intelligent automation and agentic AI are being used, for example, to enhance risk management, optimize loan and credit processing, and provide personalized customer support, while in healthcare, these technologies are being used, for example, to improve clinical decision support, enhance patient engagement, and triage medical imaging appointments. However, the increasing autonomy of AI systems also raises important questions about accountability, transparency, and potential risks. Our Blue Prism services-led Agent Solutions offer domain-specific, production-tested and outcome-focused AI agents to fit specific business needs. We have also adopted our own automation technology across SS&C operations, which is our Customer Zero program, meaning our solutions are tested in real-world use cases with tangible, proven outcomes. Learning from our deployment of these technologies helps our customers fast-track their own AI programs. SS&C has also developed AI Gateway, our enterprise-grade governance platform that accelerates the safe integration of AI into complex business processes. Unlike some public large language model (“LLM”) solutions, AI Gateway is a vertically integrated stack that keeps data fully protected, enabling organizations to scale AI with confidence.
●
Increased demands for transparency, efficiency and risk management in financial services. Firms continue to focus on operational risk, resulting from concerns regarding transparency and counterparty exposure. This continued focus has led investment management firms to strive to provide investment data accurately, institutionalize investment operations and automate their investment process. On the wealth management and advisory sides of our business, we have further evolved the relationship between the end client and a firm, with investors demanding transparency and a customized client experience. In addition, we expect wealth managers to continue addressing their clients’ preferences for transparency and communication. Finally, institutional and individual investors, faced with increasingly competitive low-fee and automated choices, push investment managers for greater efficiencies and lower fees.
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
●
Technology integration in healthcare industry’s operating model. In 2026, health technology is reshaping delivery and operational models across the healthcare industry. AI has evolved from pilot programs to widespread deployment, supporting, among other processes, claims adjudication. Cybersecurity has become a strategic imperative as threats escalate, and AI-specific security measures are emerging to protect intellectual property and prevent prompt-injection attacks. Interoperability initiatives are accelerating, with integrated platforms replacing siloed systems to unify electronic health records, telehealth, pharmacy, and laboratory data through Fast Healthcare Interoperability Resources standards. Legacy systems are being replaced by cloud-native, modular platforms that offer scalability and real-time data integration. This shift allows health plans to unbundle services and select best-in-class vendors for claims processing, rebate management, specialty pharmacy, and mail-order operations. Collectively, these trends position health tech companies as strategic partners in cost containment, compliance, and member experience, leveraging transparency, modularity, and advanced technology to meet the demands of an increasingly complex environment.

Competitive Strengths

The following are the core strengths we believe enable us to differentiate ourselves in the markets we serve:

Enhanced capability through software ownership.

We use our proprietary software products and infrastructure to provide software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Because we primarily use our proprietary software to execute our software-enabled services and generally own and control our products’ source code, we can quickly enable continuous updates in a highly scalable, reliable and secure manner. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software and business process outsourcing competitors that do not offer a comparable model and therefore do not have the same level of hands-on experience with their products. In addition, our 2022 acquisition of Blue Prism enables us to deploy RPA and agentic automation capabilities to our customers, as well as gain internal efficiencies and productivity improvements. Our adoption of our own automation technology across SS&C operations, or our Customer Zero program, means our solutions are tested in real-world use cases with tangible, proven outcomes.

Global industry leader with a strong market position focused on software and software-enabled services for financial services.

We are a global business providing a broad portfolio of software products and software-enabled services and have more than 100 offices worldwide. As of December 31, 2025, we had more than 25,000 development, service and support professionals with significant expertise across the industries we serve and deep working knowledge of our clients’ businesses. We provide highly flexible, scalable and cost-effective solutions which enable our financial services clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our products and services allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing in order to increase productivity and reduce costs. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete.

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

Leading independent alternative fund administration services provider and mutual fund transfer agent.

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

SS&C is the leading fund administrator for alternative investment managers, including hedge funds, private equity, real assets and fund of funds. We are the leading third-party mutual fund transfer agent. Through our Global Investor and Distribution Solutions (“GIDS”) business, we deliver global transfer agency and investor servicing powered by a single global servicing platform. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, enabling providers to reduce risk and improve client service. Our highly tenured staff of industry experts allow us to deliver consistent service excellence to the asset management customers we service. We are operating our proprietary software to provide these services, ensuring all aspects of our offering are optimized to deliver cost-effective, accurate solutions.

As a publicly-traded company, our clients and prospects have access to our periodic filings with the SEC, giving them transparency into our overall financial strength.

Experienced management team with strong integrating and operating track record.

Our senior management team has a track record of operational excellence, an average of more than 20 years of experience in the financial services and healthcare industries and a proven ability to acquire and integrate complementary businesses, as demonstrated by the 70 businesses we have acquired since 1995. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses.

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

Business Strategies

Our strategy is to deliver compelling solutions and value propositions to our customers. The following are key elements to our strategy for achieving this objective:

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

SS&C’s products are sold to a diverse group of clients from niche players in the financial services and healthcare industries to the largest institutions in the world. Furthermore, we believe our client base represents a fraction of the total number of financial services providers globally. We believe we can grow our client base over time as our products and services become more widely adopted. We believe we also have an opportunity to capitalize on the increasing adoption of mission-critical outsourcing operations by financial services and healthcare providers as they continue to replace inadequate legacy solutions and custom in-house solutions which are inflexible and costly to maintain. We also believe we have an opportunity to expand our footprint within existing clients. We will continue to focus on cross-selling our products and bundling solutions. Our software-enabled services revenues increased from $4,488.3 million for the year ended December 31, 2023 to $5,211.1 million for the year ended December 31, 2025.

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

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have proven our ability to integrate complementary businesses as demonstrated by the 70 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our targets to ensure they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have improved the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen our international presence.

We believe there is a significant market opportunity to provide software and services to financial services providers outside of the United States. During the year ended December 31, 2025, we generated 33% of our revenues from clients outside of the United States. We are building our international operations to increase our sales outside of the United States. We plan to continue to expand our global market presence by leveraging our existing software products and software-enabled services. We also plan to leverage our growing presence in the Asia Pacific region due to recent acquisitions, lift outs, and other large client wins. From 2023 to 2025, our revenue from the Asia Pacific region has increased 22.9% to $344.0 million. We believe this region presents a compelling growth opportunity.

Increase profitability through margin expansion.

We expect to drive increased margins by delivering innovative end-to-end solutions which provide significant value to customers and warrant premium pricing. We have significant scale with best-in-class solutions and software-enabled services across the delivery spectrum, which, when combined with a diversified service offering and client base, drives stable revenues and increased operating leverage. We believe our operating flexibility allows us to scale our costs based on client demands. We can also increase our margins by implementing more technology in our services business, including automating traditionally manual accounting functions and utilization of the Blue Prism intelligent automation platform.

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

Since 1995, we have acquired 70 businesses. These acquisitions have contributed marketable products and services which have increased our revenues and earnings. We have generally been able to improve our acquired businesses’ operating performance and profitability. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and eliminating redundant administrative tasks and research and development expenses. In many cases, we have also increased revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

Acquisitions are discussed further in Liquidity and Capital Resources and in Note 8 to our Consolidated Financial Statements. The following table provides a list of the most substantial acquisitions we have made since 2010 (in millions):

Acquisition Date	Acquired Business	Contract Purchase Price	Acquired Capabilities, Products and Services
May 2012	Thomson Reuters’ PORTIA Business	$170.0	Added portfolio management software and outsourcing services for institutional managers
June 2012	GlobeOp Financial Services S.A.	$834.4	Expanded fund administration services in hedge fund and other asset management sectors
November 2014	DST Global Solutions	$95.0	Added investment management software and services
July 2015	Advent Software, Inc.	$2,600.0	Expanded global investment management software and services
November 2015	Primatics Financial	$116.0	Added cloud-based integrated risk, compliance and finance solution for the banking industry
March 2016	Citigroup’s Alternative Investor Service	$425.0	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Wells Fargo’s Global Funds Service	$75.1	Expanded fund administration services in hedge fund and private equity sectors
December 2016	Conifer Financial Services, LLC	$88.5	Expanded fund administration services in hedge fund and other asset management sectors
April 2018	DST Systems, Inc.	$5,400.0	Provided additional scale and breadth across institutional and retail asset management, alternatives, wealth management, and healthcare sectors
October 2018	Eze Software Group, LLC	$1,450.0	Strengthened SS&C’s front to back-office technology
November 2018	Intralinks Holdings, Inc.	$1,500.0	Increased key account footprint and adds cloud-based virtual data rooms and secure collaboration solutions for SS&C’s banking and alternative clients
November 2019	Algorithmics	$88.8	Added cloud-based risk analytics and additional regulatory solutions
May 2020	Innovest	$120.0	Added web-based trust accounting and unique asset servicing solutions
March 2022	Blue Prism Group Plc	$1,645.0	Added deep expertise in intelligent automation and robotic process automation
March 2022	Hubwise Holdings Limited	$75.0	Enhanced SS&C's capacity to help customers create highly automated and efficient multi-asset, multi-currency and multi-wrapper strategies
September 2024	Battea-Class Action Services, LLC	$671.0	Added expertise in in all stages of filing and processing settlement claims in connection with antitrust, securities litigation and settlement recovery services
October 2025	Calastone Limited	$1,030.0	Expanded global funds network that connects asset managers and market participants to automated mutual fund and ETF fund transaction processing

Products and Services

Our products and services allow professionals in the financial services and healthcare industries to automate complex business processes and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core objectives, better monitor and manage business performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of products and software-enabled services allows our financial services clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing, and compliance and tax reporting. Our healthcare solutions include claims adjudication, benefit management, care management and business intelligence solutions.

Software-enabled Services

•
SS&C GlobeOp – SS&C GlobeOp provides a full suite of comprehensive fund accounting capabilities, serving worldwide clientele. Strategies include hedge funds, private equity funds, retail alternative funds, funds of funds, real asset funds, managed accounts, family office and undertakings for collective investments in transferable securities (“UCITS”), with more than $2.9 trillion in alternative assets under administration. GlobeOp ranked a “Top Global Fund Administrator by AUA” based on Convergence’s 2025 Global Fund and AUA, and winner of “Best Administrator – Technology in Private Equity Administration” in Global Custodian’s 2025 Industry Leaders Awards. Our capabilities include: global regulatory compliance reporting, tax reporting, risk reporting, net asset value (“NAV”) calculations, valuation services, daily reconciliation of cash and security balances, full investor and transfer agency services, automated support of post-trade activities, securities class action claims and settlement recovery services. In addition, SS&C GlobeOp provides similar middle- and back-office outsourcing services and application hosting to institutional asset managers, insurance companies and real estate investment trusts.
•
Global Investor and Distribution Solutions (“GIDS”) – Utilizing proprietary software applications, GIDS delivers global transfer agency and investor servicing powered by a single global servicing platform. The platform provides investors, advisers, and asset managers’ unique data-driven operational insights, real-time transparent oversight, intelligent automation and state-of-the-art digital tools. Investor servicing is offered in many different countries, including the U.S., Canada, U.K., Ireland, Luxembourg, Australia, Hong Kong and Singapore. SS&C also services mutual fund structures in many other fund domiciles. In addition, GIDS leverages SS&C’s global regulatory expertise to provide a consistent global approach to regulatory compliance, enabling providers to lower risk and improve client service. Services include anti-money laundering and fraud detection, blue sky administration and reporting, event center services, reconciliation, remittance, registered fund services and trade monitoring/surveillance. Bluedoor, SS&C’s integrated registry system for UK and Australian wealth managers and fund platforms, delivers real-time automation and streamlined processes, enhancing efficiency and reducing costs. Integrated with intelligent business process management and digital applications, it facilitates effective customer engagement and product deployment flexibility.
o
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
o
Calastone – Calastone operates the world’s largest global funds network, connecting asset managers, distributors, platforms, transfer agents, custodians and other market participants across key international markets. The network enables distribution through the automated, straight-through processing of investment fund transactions, including order routing and settlement workflows, reducing manual complexity and operational risk. Calastone supports mutual funds and also enables exchange-traded funds (“ETFs”) processing and servicing (creation/redemption workflows), delivering scalable, cloud-native connectivity and real-time operational visibility at market scale. The network has expanded its capabilities to enable tokenized fund issuance and distribution, enabling participants to extend distribution to digitally native investors and issuers operating within decentralized finance ecosystems.
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
•
Virtual Data Rooms (Intralinks) – Intralinks Virtual Data Rooms (“VDRs”), are designed for mergers and acquisitions (M&A), alternative investments and capital markets communities. The Intralinks VDR is a rich SaaS application providing a secure, customizable environment for deal makers to exchange sensitive documents and information. Within M&A, the VDR is primarily used for sharing content during due diligence. For alternative investments, VDRs are used to facilitate fundraising and fund reporting. Customers working in capital markets use VDRs for managing the lifecycle of financing deals.
•
Healthcare Services
o
SS&C Health provides end to end healthcare technology and operations solutions that help payers, pharmacy benefit administrators, providers, and related stakeholders manage cost, improve care delivery, and enhance member engagement. Our offerings span medical and pharmacy claims processing through our DomaniRx claims adjudication platform, workflow management, call center operations, care management analytics, and consumer engagement tools. Our cloud native architecture, integration capabilities, and automation enable high volume transaction processing and real time insights. During the year, we processed over 600 million claims across Commercial, Exchange, Medicare, and Medicaid markets. We offer flexible commercial models—including full service outsourcing, SaaS solutions, lift outs, and joint ventures—to meet diverse client requirements. SS&C Health’s technology stack is purpose driven and spans medical and pharmacy claims adjudication. Our scalable, cloud-agnostic infrastructure that supports real-time, event-driven processing, modular plug-and-play integrations, self-service system configuration, holistic data access via open APIs and data streaming and a standalone solution, without channel conflict by insurer or PBM ownership.
o
We also offer comprehensive care management, population health analytics applications and a customizable member portal to optimize client revenue. Our integrated care management solution comprises a real-time, intuitive, and workflow-driven suite supporting clients in enhancing member outcomes and effectively managing costs. We provide population health analytics via both a proprietary solution for certified HEDIS® measures and exclusive distribution of the Johns Hopkins ACG® System (Adjusted Clinical Groups) to health plans in the United States. Long recognized as a worldwide leader in population health analytics, the ACG System delivers actionable insights to address patient care needs, integrate SDoH (Social Determinants of Health) and measure Health Equity. Our platform-agnostic member portal enables 24/7 access to personalized benefit information.

Software license, maintenance and related

•
Portfolio Management, Operations, and Accounting Software – We provide comprehensive, integrated software solutions to help our clients streamline operations and accelerate global accounting processes. Our portfolio accounting solutions provide seamless front-to-back-office integration, with the flexibility to meet the unique accounting needs of our customers and virtually unlimited scalability to accommodate growth. Our fund accounting solutions meet the challenges of high-volume, global fund managers with support for complex, multi-asset class and multi-currency strategies. We also have solutions catered to insurance accounting and commercial, consumer and residential loan accounting.

o
Black Diamond Wealth Platform – Black Diamond Wealth Platform is a comprehensive single-source suite combining industry-leading wealth and trust management technology and solutions.
▪
Black Diamond – Black Diamond offers independent advisors, wealth managers, independent broker-dealers (“IBDs”) and aggregators an innovative and dynamic portfolio management and reporting solution delivered through an easy-to-use, feature-rich web-based application. As a cloud-based product offering, advisors can access Black Diamond’s customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back-office functions.
▪
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
▪
CRM Solutions – SS&C offers multiple Customer Relationship Manager (“CRM”) capabilities that store end client data and seamlessly integrate with our other offerings. Our CRM capabilities create efficient workflows for typical business processes and enhance processes for sales, service and analytics. SS&C’s Salentica CRM is purpose-built for asset and wealth managers and built on top of the leading CRM platforms at Salesforce and Microsoft. SS&C’s Tier1 supplies CRM capabilities to sell-side financial services firms, including research, trading, and sales teams within capital markets groups, and provides a deal management CRM experience to investment banks.

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
o
SS&C Singularity – Our first intelligent investment operations, accounting and analytics system – a cloud-based solution designed to support the operating model of financial institutions. SS&C Singularity uses AI, robotic process automation, intelligent workflow optimization and advanced predictive analytics to drive significant cost savings and continuous operational improvements for our clients.

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
•
Trading Software
o
Order Management (Eze OMS) – SS&C’s trade order management systems provide centralized platforms for making and managing trade order decisions quickly and confidently. The platforms have built-in connectivity between asset managers and multiple brokers, counterparties, custodians and trading venues, giving our clients control and visibility across the entire trading process, from asset allocation to settlement.
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
o
FIXLink - A FIX messaging community that provides access to a network of brokers and trading platforms. It is designed to help capital market participants connect with other parties quickly and efficiently. It is one of the largest and most robust FIX networks in the industry, with market participants in more than 80 countries.
•
Intelligent Automation Solutions – Blue Prism provides automation capabilities that help our clients serve their customers in today's demanding world with a secure, stable and compliant environment that propels smarter business operations and delivers higher levels of productivity, growth and experiences. This includes teams of automation specialists, pre-built automations, training and certification, an automation operating model, professional services, and customer support services.
o
AI Agents – Our services-led Agent Solutions offer domain-specific, production-tested and outcome-focused AI agents, developed on pre-built templates or custom developed to fit specific business needs. They help customers deliver tangible business results and fast-track their AI programs, without the heavy lift of building infrastructure and complex governance frameworks or hiring specialist teams. Supporting core operational functions within highly regulated industries, many of these agents are focused on reading and interpreting inbound documents to find, extract, and validate key information, transforming unstructured documents into structured, actionable data. This includes a catalog of AI Agents already built, tested, and running live within SS&C Technologies that support our large-scale, highly regulated business process outsourcing operations. Our AI Agents are underpinned by the SS&C AI Gateway to ensure responsible and safe AI application and can be built on top of existing automation investments to rapidly expand value.
o
Agentic Orchestration – SS&C Blue Prism offers an agentic automation platform for enterprise-wide automation. It connects, orchestrates and executes automated work across AI agents, digital workers, people, and applications in one connected, managed operational workflow. This ensures the right work is done by the right resource at the right time. The platform brings together the following high-level capabilities:
•
Agentic Workflows – A central workflow designer and engine where customers can connect and orchestrate digital workers, people, APIs, and AI agents in one intelligent flow.
•
AI Agents – Ability to design and build custom AI agents, with the option to leverage SS&C AI Gateway for private models, and advanced guardrails and auditing for LLMs.
•
Digital Workers – Core RPA capabilities that provide deterministic execution of automated work and enable access to applications where API-based integrations are not supported.
•
Human-in-the-Loop – Support for real-time human decisions through no-code forms, 3rd party applications, chat interfaces and inboxes.
•
Connectors - Hundreds of out-of-the-box API connectors to improve connectivity to 3rd-party systems and SS&C applications, including the ability for customers to create and manage their custom connectors.
o
AI Governance – Our governance solutions include an operating model and methodology for AI adoption, together with specialized business and technology expertise to help our customers use AI responsibly and safely. From a technology standpoint, the SS&C AI Gateway, is an enterprise-scale AI governance platform, providing secure, auditable, and compliant access to LLMs, with real-time guardrails for advanced security and data loss protection, real-time risk monitoring, and explainability of actions. Designed for highly regulated industries, it provides robust security, compliance, visibility and control capabilities, that enables safe AI adoption and operation within the most sensitive workloads.
o
RPA-Based Automation – Blue Prism’s Intelligent Automation Platform (“IAP”) combines the power of AI and machine learning to deliver digital workers that removes the work human workers are overloaded with, empowering them to focus on the profit-driving initiatives only people can do. SS&C Blue Prism customers gain instant access to an already AI-equipped automated workforce, along with the capabilities needed to build, delegate, and control these automations.
o
Enterprise Process Management – SS&C Chorus BPM provides advanced capabilities for organizations requiring enterprise-wide, complex process management including case management, content management, outbound communications, low code development, operational analytics, and end-to-end journey orchestration. Chorus is deployed globally in many industries, including asset management, life insurance, variable annuities, healthcare, property and casualty insurance, banking and wealth management. The value proposition combines the core software with our global professional services organization and secure private cloud application hosting. It works in complementary fashion with all the other solutions within our portfolio including WorkHQ, AI Gateway and our AI Agent Solutions.
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
o
Research, Analytics and Consulting – SS&C’s Research, Analytics and Consulting (“RAC”) group helps companies in the financial services industry manage data, gain insight and ignite change in their business. Through effective use of advanced analytics, research and distribution intelligence technologies, SS&C RAC enables businesses to better understand, predict and optimize key business factors impacting their asset growth and profitability.
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

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. In addition, our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry. They include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance, banking and healthcare industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2025, revenues from professional services represented 2% of total revenues.

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

Clients

Our global financial services and healthcare clients require a full range of information management and analysis on a timely and flexible basis. Our financial services clients include multinational banks, retail banks and credit unions, hedge funds, private equity funds, funds of funds and family offices, institutional and retail asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our healthcare clients include health insurance companies, health plans and benefits administrators. Our clients include many of the largest and most well-recognized financial services and healthcare firms. During the year ended December 31, 2025, our top 10 clients represented approximately 15% of total revenues, with no single client accounting for more than 5% of total revenues.

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

Product Development and Engineering

We seek to introduce new products and regularly offer product innovation to maintain our competitive advantage. We use multidisciplinary teams of highly trained personnel to meet these goals and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. For the years ended December 31, 2025, 2024 and 2023, our research and development expenses were $507.5 million, $517.7 million and $473.8 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions and software development. For the years ended December 31, 2025, 2024 and 2023, we spent $221.9 million, $194.3 million and $194.9 million, respectively, on capitalized software projects.

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

Healthcare: In our healthcare markets, we compete with providers of pharmacy and medical claims processing, benefit management, care management, business process outsourcing, and business intelligence and analytics solutions. Competitors include organizations offering comprehensive healthcare administration platforms and health outcomes optimization services, often delivered through full replacement of a payer’s core system. SS&C Health operates as an independent technology and services provider and is not integrated, owned, controlled, or merged with any specific health plan. This structure eliminates potential business model or channel conflicts—such as steering membership toward retail, mail-order, or specialty pharmacies—and ensures we do not compete with our health plan clients. Our independence positions us as a strategic partner rather than a potential competitor. Unlike competitors that require complete system replacement, our component-based approach allows health payer clients to select either full core application replacement or adopt targeted components to address areas with the greatest opportunity for improvement. This flexibility minimizes disruption to business operations while enabling incremental modernization and cost efficiency.

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

Wealth Management: We define the wealth management market as independent and regional broker-dealers, wealth managers, trust companies, advisory firms and registered investment advisers. We compete with a variety of vendors, which are generally smaller firms focused solely on the advisory market. Our competitors include Envestnet, Orion, Addepar, SEI’s wealth management platform and custodians such as Charles Schwab, Fidelity and Raymond James. Our strengths in this market include our premier platforms with flexible and on-demand delivery models and our complementary products and services.

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

Virtual Data Rooms: In our VDRs market, we compete for deals involving VDRs that facilitate strategic financial transactions and secure document exchange use cases. For mergers and acquisitions use cases, our principal direct competitors include global services and technology vendors such as Datasite and Donnelly Financial Solutions. In addition, we compete with a range of niche and region-specific competitors depending on client size, location and requirements. For capital markets and secure collaboration use cases, we face competition from software solutions vendors such as IHS Markit and FIS and indirect competition from general-purpose file-sharing solutions such as Box and Dropbox. Key competitive factors in the VDR market include platform flexibility and quality; fit-for-purpose workflow capabilities and services delivery. Our strengths in this market include our technology, support for industry-specific workflows, experience, reputation, approach to platform security and professional services.

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

Intelligent Automation and AI Solutions: Intelligent Automation, including agentic AI, is a fast-growing market attracting increasing enterprise adoption and investment capital. SS&C competes with a range of technology providers including companies such as Microsoft, Pega, UiPath, Appian, and emerging agentic AI providers such as n8n and Lyzr. Key competitive factors in the Intelligent Automation and AI Solutions market include the depth and scalability of AI capabilities, integration with enterprise systems and data, security and governance, and the ability to deliver demonstrable return on investment. Our strengths in this market include deep domain expertise in highly regulated, data-intensive environments including financial services and healthcare, and our focus on a unified platform with built-in, enterprise-grade governance, position us to deliver customizable or workflow-specific solutions that deliver compelling returns on investment, safely and responsibly. This is extended through our ability to integrate automation solutions across not just the SS&C product portfolio but also the diverse enterprise application ecosystem our customers operate in. Examples include integration into applications which are not API-enabled but where UI-based automations provide a seamless, low disruption solution, which is particularly relevant in regulated industries like Healthcare and FS where many critical systems remain intentionally closed and tightly controlled due to compliance and risk considerations. Our extensive adoption of our own automation technology across the SS&C operations (our Customer Zero program) means our solutions are tested in real-world use cases with tangible, proven outcomes.

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

Human Capital

As of December 31, 2025, we had approximately 28,800 full-time employees, including approximately 17,800 in our international operations, consisting of approximately:

●
3,900 employees in research and development;
●
21,300 employees in client support, consulting and services;
●
1,500 employees in sales and marketing; and
●
2,100 employees in finance, administration and information technology.

Our ability to attract, develop and retain highly skilled employees is critical to our success. We value a workforce with a wide range of skills, experiences and background, comprising talented individuals and advanced technology. We believe that strong collaboration and innovation allow us to be successful. Our employees have a wide range of backgrounds and experiences, and we regard the diversity of perspectives, skills and experiences of our employees as one of our greatest strengths and advantages as a global organization. We value individuality and breadth of perspectives, and we believe that we can all learn something from each other. We have a robust Global Mobility program that leverages talent across geographies, aligning top performers with strategic roles in other regions. The extensive range of our products and services, our global office network and our clientele affords opportunities for mobility and advancement within the Company for people who positively impact our organization. We monitor and evaluate various turnover and attrition metrics throughout our organization.

We have a well-designed rewards program, which benefits both our employees and us by ensuring the alignment of rewards with goals and expectations. Compensation comprises a combination of base salary, bonus and equity. Our compensation program is designed to promote a performance-driven work culture that drives our growth and provides competitive compensation opportunities to attract and retain top performers. We provide benefits programs that are flexible, comprehensive and competitive. While specifics may vary by country, our benefits package generally includes healthcare coverage, retirement benefits, life and disability insurance, wellness and employee assistance programs, flexible leave policies, 401(k) and more. We embrace a hybrid work model and encourage employees to take time off to maintain a healthy work/life balance. In addition, we offer professional development and tuition reimbursement for degree programs and job-related coursework.

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
●
consolidations or failures among our clients or within their respective industries could adversely affect us by causing declines in demand for our products and services;
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
●
we face direct and indirect (through our third-party service providers) risks from cyber-attacks, breaches of digital security, IT system failures, disruptions to IT systems and network disruptions that could adversely affect our reputation and our business;
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
●
if we are unable to protect our intellectual property, proprietary technology and other confidential information, our success and ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized uses of our technology, disclosures of our proprietary information, increased competition, loss of customers, loss of revenue, or inabilities to license technology from third parties;
●
we may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements;
●
the development and use of AI presents risks and challenges that could impact our business;
●
undetected software design defects, errors or failures, or employee errors, may result in defects, delays, losses of our clients’ data, litigation against us and harm to our reputation and business;
●
investment decisions with respect to cash balances, market returns or losses on investments, and limits on insurance applicable to cash balances held in bank and brokerage accounts, including those held by us and as agent on behalf of our clients, could expose us to losses of such cash balances and adversely affect revenues attributable to cash balance deposit investments;
●
a substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the U.S., subjecting our business to a variety of international political, geopolitical, economic, security, regulatory and other related risks;
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
●
to service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control; and
●
restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Risks Relating to Ownership of Our Common Stock

●
if equity research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline;
●
the market price of our common stock may be volatile for a variety of reasons, which could result in substantial losses for investors in our common stock;
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

We derive our revenues from the delivery of products and services to clients primarily in the financial services and healthcare industries. Demand for our products and services among companies in those industries could decline for many reasons. If demand for our products or services decreases or if any of the industries we serve declines, our business and our operating results could be adversely affected.

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Recently, we completed our acquisitions of FPS Trust Company in February 2025, Colossus Topco Limited, the parent company of Calastone Limited, in October 2025 and Curo Fund Services in November 2025. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets. Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner, which may be difficult to accomplish in the rapidly changing financial services software and services industry. We may not realize the benefits we anticipate from acquisitions, such as lower costs, increased revenues, synergies and growth opportunities, or we may realize such benefits more slowly than anticipated, due to our inability to:

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

Consolidations or failures among our clients or within their respective industries could adversely affect us by causing declines in demand for our products and services.

If banks, asset management and other financial services firms fail or consolidate, there could be declines in demand for our products and services. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services over time could have a material adverse effect on our business, results of operations and financial condition.

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

In the financial and healthcare markets we serve, we compete based on a variety of factors, including investment performance, the range of products or services offered, brand recognition, business reputation, financial strength, stability and continuity of client and other intermediary relationships, quality of service, and level of fees charged for products and services. The market for financial and healthcare services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions, technology innovations including artificial intelligence and marketing efforts by industry participants. The markets we serve are also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms. Some of our current and potential competitors may have significantly greater financial, technical, distribution and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies such as artificial intelligence, or to evolving industry trends or changing client or regulatory requirements. It is also possible that our competitors may enter into alliances with each other or other third parties, and through such alliances, acquire increased market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our failure to successfully compete in any of our material businesses could have a material adverse effect on results of operations. Competition could also affect the revenue mix of products or services we provide, resulting in decreased revenues in lines of business with higher profit margins, and our business may not grow as expected and may decline.

We face direct and indirect (through our third-party service providers) risks from cyber-attacks, breaches of digital security, IT system failures, disruptions to IT systems and network disruptions that could adversely affect our reputation and our business.

Our software-enabled services maintain and process confidential data and process trades and perform other back-office functions, including wiring funds, on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. Our platforms house sensitive, confidential client information. Our internal technology infrastructure on which our software-enabled services depend may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to process transactions, provide services or otherwise appropriately conduct our business activities. Such events include cybersecurity attacks or IT systems failures, threats to physical security, sudden increases in transaction volumes, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance. In particular, cybersecurity threats are evolving and increasing in frequency, prevalence and magnitude across all business types and in our industry as well as for many firms that process information. Our security measures, and those of our service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, data corruption attempts, malicious software, attempts to gain unauthorized access to data, phishing attacks, social engineering, security breaches or employee or contractor malfeasance and other electronic security breaches that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. Such cybersecurity incidents could lead to disruptions in our systems, the unauthorized use, access, release or destruction of our or our clients’ or other parties’ confidential, proprietary, personal or otherwise protected information and the corruption of data. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks. Additionally, the techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In the last few years there have been many successful advanced cyber-attacks that have damaged several prominent companies in spite of strong information security measures, and we expect that the risks associated with cyber-attacks and the costs of preventing such attacks will continue to increase in the future. We and our clients are regularly the target of attempted cyber-attacks and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we expend significant resources, oversight and governance efforts in an attempt to ensure that we maintain appropriate safeguards with respect to cyber-attacks, and protect against the threat of system disruptions and security breaches, there is no guarantee that our systems and procedures are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we and our clients could experience data loss, including confidential, proprietary and personal information, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to significant liability, our reputation may be harmed, our clients may be dissatisfied, and we may lose business. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Given the unpredictability of the timing, nature and scope of such attacks, breaches, failures or disruptions, we could potentially experience significant costs and exposures, including production downtimes, operational delays, other detrimental impacts on our operations or ability to provide services to our customers, the compromising of confidential, proprietary, personal or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business, potential liability, regulatory inquiries, enforcements, actions and fines and/or damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

In providing our software-enabled services to our customers, we depend on third-party service providers to provide some of the IT infrastructure on which we rely. Although we seek to ensure that appropriate security and other standards are maintained by these third parties, these third parties are also subject to the risks discussed above, and there is no guarantee that they will maintain systems and procedures sufficient to protect against cyber-attacks, breaches of digital security, IT system failures, disruptions to IT systems, and network disruptions.

In addition, the third parties with which we do business upon which we rely or which facilitate our business activities, including financial intermediaries, are susceptible to the risks described above (including regarding the third parties with which they are similarly interconnected), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom they are interconnected or conduct business.

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

As of December 31, 2025, we had approximately 7,900 employees located in India. The economy of India may differ favorably or unfavorably from the U.S. economy and our business may be adversely affected by the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies. In particular, in recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. In addition, we are subject to risks relating to social stability, political, economic or diplomatic developments affecting India in the future.

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

If we are unable to protect our intellectual property, proprietary technology and other confidential information, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized uses of our technology, disclosures of our proprietary information, increased competition, loss of customers, loss of revenue, or inabilities to license technology from third parties.

Our success and ability to compete depends in part upon our ability to protect our intellectual property, proprietary technology and other confidential information. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements, license agreements, and intellectual property assignment agreements, as well as technical measures, to protect our intellectual property, proprietary technology, and other confidential information. We have registered trademarks, service marks, domain names, and logos for some of our products and will continue to evaluate the registration of additional trademarks, service marks, domain names, and logos as appropriate. We generally enter into confidentiality agreements or intellectual property assignment agreements with our employees, partners, independent contractors, consultants, distributors, clients and potential clients or other third parties that have or may have had access to our trade secrets or other proprietary or confidential information, or developed intellectual property on our behalf. However, these efforts may be insufficient to prevent those parties or others from infringing, misappropriating, violating or asserting rights in our intellectual property, confidential information or other technology and our proprietary technology and confidential information may be subject to embezzlement, theft, or other similar illegal behavior by our employees or third parties. In addition, our employees, partners, independent contractors, consultants, distributors, clients and potential clients may breach our confidentiality agreements and we may not have adequate remedies for any such breach. Furthermore, unauthorized third parties may seek to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. If our employees or former employees, partners, independent contractors, consultants or other persons misappropriate or otherwise violate our intellectual property or other proprietary rights, or if a third party were to gain unauthorized access to or independently develop the confidential or proprietary information we possess, whether alone or with the unauthorized assistance of our employees or former employees, partners, independent contractors, consultants or other persons, we could experience increased competition, loss of customers, loss of revenues, and our relationships with our clients and our reputation could be materially adversely affected. We may not have adequate remedies for any such matters, as existing patent and copyright laws afford only limited protection, law enforcement typically does not treat intellectual property misappropriation or theft as a criminal matter, and the process to seek protection and remedies in civil litigation is time-consuming, costly and the results are unpredictable. Third parties may develop substantially equivalent or superseding proprietary technology or may offer equivalent products in competition with our products in a manner that does not infringe, misappropriate or otherwise violate our intellectual property or other proprietary rights, thereby substantially reducing the value of our proprietary rights. A number of third parties also hold patents and other intellectual property rights with application in the financial services field. Consequently, we are subject to the risk that such third parties will claim that our products infringe, misappropriate or otherwise violate their intellectual property rights, including their patent rights. Such claims, regardless of merit, could result in expensive and time-consuming litigation, divert the attention of our personnel, and impair our intellectual property rights. An adverse determination in any intellectual property claim could require us to pay damages (compensatory or punitive) and/or temporarily or permanently stop using our technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our product offerings, services or processes to avoid infringing, misappropriating or otherwise violating such third party’s intellectual property rights, which may not be technically or commercially feasible. Any of the foregoing could have a material adverse effect on our business, results of operation, and financial condition.

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

Rapidly changing technology, including developments related to AI, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our software products is complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Current areas of significant technological change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Our ability to keep up with technology and business and regulatory changes is subject to a number of risks, including that:

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

Our failure to enhance our existing products and services, including the integration and adoption of AI, and to develop and introduce new products and services to promptly address the needs of our clients and a changing marketplace could adversely affect our business, results of operations and financial condition.

The development and use of AI presents risks and challenges that could impact our business.

We develop and incorporate AI in certain of our products, services and operations. Issues related to AI may result in reputational harm, liability, increased costs, or other material adverse consequences to our business.

Our AI offerings may fail to win market adoption for various reasons. AI may produce inaccurate, insufficient or false outputs, and outputs with unintended biases. Our AI algorithms and training methodologies may contain errors, biases or other flaws, or be limited by regulatory or contractual restrictions on using data to train our models.

We face significant competition from other companies who may develop or deploy AI faster, at lower cost, or more effectively than we do. In addition, third parties may deploy AI technologies that disrupts our business models, or in a manner that reduces customer demand for, or affects the desirability, pricing or structure of, our products and services.

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

Undetected software design defects, errors or failures, or employee errors, may result in defects, delays, losses of our clients’ data, litigation against us and harm to our reputation and business.

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

A substantial portion of our revenues are derived, and a substantial portion of our operations are conducted, outside the U.S., subjecting our business to a variety of international political, geopolitical, economic, security, regulatory and other related risks.

We sell certain of our products primarily outside the U.S. For the years ended December 31, 2025, 2024 and 2023 international revenues accounted for 33%, 31% and 31%, respectively, of our total revenues.

Our international business is subject to a variety of risks, including:

●
potential changes in a specific country’s or region’s political or economic climate or security environment, including the ongoing conflict between Ukraine and Russia, as well as heightened tensions and armed conflicts in Latin America and the Middle-East, and the indirect effects of such events on global markets, energy prices and financial systems;
●
the need to comply with a variety of local regulations and laws, evolving sanctions regimes, U.S. export controls, the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (“Bribery Act”);
●
global trade issues and uncertainties arising from geopolitical tensions, armed conflicts, tariffs, trade restrictions, governmental policy changes, and other factors;
●
potential expropriation, nationalization or increased state intervention affecting assets or operations by the U.S. or foreign governments;
●
difficulty repatriating any international profits;
●
increased volatility in foreign currency exchange rates or interest rates;
●
application of discriminatory or punitive fiscal policies, including targeted or sector-specific levies;
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

Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the products and services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services or could increase our cost of continuing to provide our products and services to such industries. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations. For example, our accounts in the healthcare industry are impacted by the Patient Protection and Affordable Care Act of 2010, including the Health Insurance Marketplace.

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

Personal privacy has become a significant issue in the U.S. and in many other countries where we offer our solutions or may offer them in the future. The global data protection landscape is rapidly evolving, is not uniform and is likely to remain uncertain for the foreseeable future, and there has been an increasing focus on data privacy and protection issues with the potential to affect our business. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion and other processing of personal information. In the U.S., these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”) and federal financial regulatory bodies. In certain circumstances in the U.S., we are also subject to the federal Gramm-Leach-Bliley Act (“GLBA”) and Regulation S-P enacted by the U.S. Securities and Exchange Commission (“SEC”), which, among other things, requires certain of our businesses, including, without limitation, broker-dealers, transfer agents, and registered investment advisers, to maintain written policies and procedures to protect certain non-public personal information of individuals who are clients of certain of our financial institution customers, to notify such individuals if certain of their sensitive non-public personal information has been accessed or used without authorization, and to take reasonable measures to protect against unauthorized access to or use of certain non-public personal information of individuals who are clients of certain of our financial institution customers in connection with its disposal. In certain circumstances in the U.S., we are subject to the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs the use and disclosure of protected health information of individuals who are clients of or otherwise serviced by certain of our healthcare industry customers. In the U.S., new or evolving laws and regulations governing data privacy and the use and disclosure of non-public, confidential or protected personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), State biometric laws, and other emerging U.S. state privacy laws, pose increasingly complex compliance challenges and could potentially elevate our compliance risks and costs. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers than in the U.S., including, without limitation, the E.U.’s General Data Protection Regulation (“GDPR”) which imposes strict privacy and data security requirements and provides for robust regulatory enforcement and sanctions for non-compliance. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the European Economic Area (“EEA”), including the United States, in respect of which the European Commission or other relevant regulatory body has not issued a so called ‘adequacy decision,’ unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Recent legal developments in Europe have created complexity, uncertainty and risk regarding such transfers, in particular in relation to transfers to the United States.

Moreover, the GDPR has been transposed into UK law (“UK GDPR”) and it currently imposes the same obligations as the GDPR in most material respects. However, the UK GDPR does not automatically incorporate changes made to the GDPR, and such changes need to be specifically incorporated by the UK Government. This creates a risk of divergent parallel regimes and related uncertainty and compliance risk. We cannot predict how the UK GDPR and other UK privacy and data security laws, rules or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance.

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

We currently have a substantial amount of indebtedness. As of December 31, 2025, we had total indebtedness of $7,466.9 million and an additional $593.7 million available for borrowings under our revolving credit facility. This indebtedness could have adverse consequences. For example, it may:

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

We estimate, based on our current levels of indebtedness and interest rates in effect as of December 31, 2025, we will incur annual interest payments of approximately $427.8 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Risks Relating to Ownership of Our Common Stock

If equity research analysts cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock or trading volume in our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or cease publishing regular reports about us or our business.

The market price of our common stock may be volatile, for a variety of reasons, which could result in substantial losses for investors in our common stock.

The market price of our common stock has in the past, and may in the future, fluctuate significantly. Our common stock has historically traded as high as $91.07 and as low as $6.64. Some of the factors that may cause the market price of our common stock to fluctuate include:

●
fluctuations in our quarterly financial results or the quarterly financial results of similar companies;
●
changes in estimates of our financial results or recommendations by equity research analysts;
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
●
geopolitical instability and financial market disruptions
●
investors’ general perception of us; and
●
changes in inflation, tariffs, interest rates, reduced investor risk appetite and other economic, industry and market conditions.

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

As of February 18, 2026, William C. Stone, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 14.4% of the outstanding shares of our common stock. We are party to a stockholders’ agreement with Mr. Stone, pursuant to which Mr. Stone has the right to nominate two members of our board of directors, one of which will be Mr. Stone for so long as he is our Chief Executive Officer. As a result, Mr. Stone has significant influence over our policy and affairs and matters requiring stockholder approval.

SS&C Holdings is a holding company with no operations or assets of its own and its ability to pay dividends is limited or otherwise restricted.

As of December 31, 2025, SS&C Holdings has no direct operations and no significant assets other than the stock of SS&C. The ability of SS&C Holdings to pay dividends is limited by its status as a holding company and by the terms of the agreement governing our indebtedness. See “Risk factors - Risks relating to our indebtedness - Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.” Moreover, none of the subsidiaries of SS&C Holdings are obligated to make funds available to SS&C Holdings for the payment of dividends or otherwise. In addition, Delaware law imposes requirements that may restrict the ability of our subsidiaries, including SS&C, to pay dividends to SS&C Holdings. These limitations could reduce our attractiveness to investors.

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

We prepare for security incidents by analyzing threat intelligence, holding periodic cybersecurity incident tabletop exercises, and reviewing lessons learned on a regular basis. Our incident management process is communicated to employees during periodic security awareness trainings. Our employees are trained to report incidents, including security weaknesses, malfunctions, threats and breaches immediately to the concerned internal departments and to our information security group. Our computer security incident response team is trained to manage incident response.

We conduct systematic and manual assessments designed to identify information security vulnerabilities, such as external party penetration tests, internal manual penetration tests, source code scanning and other techniques. We perform information technology risk assessments, on a periodic basis, that are designed to detect risks for which controls and mitigation strategies are subsequently developed.

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

Our CISO is responsible for our overall information security strategy, policy, security engineering, operations, cybersecurity threat detection and response. Our CISO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other companies. Global Information Security team members provide regular reports to our CISO with respect to the prevention, detection, mitigation and remediation of cybersecurity incidents, and otherwise aid our CISO in operating the ISMS. Global Information Security team members have relevant industry experience gained through their roles with SS&C and similar roles at other organizations, as well as the education and certifications necessary to perform their responsibilities effectively.

We, our clients and our vendors are regularly the target of attempted cyber-attacks, and we must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Such cybersecurity incidents could lead to disruptions in our systems; the unauthorized release or destruction of our or our clients’ or other parties’ confidential or otherwise protected information; and corruption of data. We regularly re-evaluate, modify and enhance our information security processes as new technologies emerge or new risks are identified. In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operating results, cash flows or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Risk factors - Risks Relating to Our Business - We face direct and indirect (through our third-party service providers) risks from cyber-attacks, breaches of digital security, IT system failures, disruptions to IT systems and network disruptions that could adversely affect our reputation and our business.” for more information about these risks.

ITEM 2. PROPERTIES

We lease our corporate offices at 80 Lamberton Road, Windsor, CT 06095. We utilize offices in more than 100 other locations in North America, South America, Europe, Asia, Australia and Africa. We lease approximately 65% of our office space and own the remaining 35%. We believe that our offices are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market under the symbol “SSNC”. As of February 6, 2026, we had approximately 319,000 beneficial shareholders of our common stock.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of the repurchases of our common stock in the fourth quarter of 2025 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
October 1, 2025 – October 31, 2025	0.5	$84.45	0.5	$1,200.4
November 1, 2025 – November 30, 2025	1.2	$84.66	1.2	$1,093.3
December 1, 2025 – December 31, 2025	2.0	$87.78	2.0	$919.1
Total	3.7		3.7

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to the Common Stock Repurchase Program.

(3) Share repurchases were made pursuant to the common stock repurchase program authorized by our Board of Directors in May 2025. The program allows for the purchase of up to $1.5 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

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

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Technology Dividend TR Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among SS&C Technologies Holdings, Inc., the Nasdaq Composite Index

and the Nasdaq Technology Dividend TR Index

* $100 invested in stock on December 31, 2020. Return calculations of indices assume the reinvestment of dividends.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
SS&C Technologies Holdings, Inc.	100	114	73	87	110	128
Nasdaq Composite - Total Returns	100	122	82	119	154	187
Nasdaq Technology Dividend TR Index	100	130	102	141	176	222

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

The following table lists the businesses we have acquired since January 1, 2023:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services
Curo Fund Services	November 2025	Expanded fund administration offerings and market share growth across South Africa and the African continent
Calastone Limited	October 2025	Expanded global funds network that connects asset managers and market participants to automated mutual fund and ETF fund transaction processing
FPS Trust Company	February 2025	Enhanced the managed services provided including high-volume beneficiary distributions, paying agent services and tax processing solutions to institutional trustees and retirement plan administrators
Battea-Class Action Services, LLC	September 2024	Added expertise in in all stages of filing and processing settlement claims in connection with antitrust, securities litigation and settlement recovery services
Iress Managed Funds Administration Business	October 2023	Provided software and services for trading and market data, financial advice, investment management, mortgages, superannuation, life and pensions and data intelligence

The discussion in this Part II, Item 7 of this Annual Report on Form 10-K includes the operations of the businesses listed in the table above for the respective time periods each was owned by SS&C.

Revenues. As we have expanded our business, we have focused on increasing our software-enabled services. Since 2023, we have seen increased demand in the financial services industry for these services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and expanding our service offerings. We have also acquired businesses that offer software-enabled services or have a large base of term license or maintenance clients. In particular, the acquisition of Blue Prism increased our term license and maintenance revenues. Our software-enabled services revenues increased from $4,488.3 million in 2023 to $5,211.1 million in 2025. We believe that our high degree of these contractually recurring revenues provides us with the ability to better manage our costs and capital investments. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in IT.

Liquidity. In October 2025, in connection with our acquisition of Calastone, we entered into an Incremental Joinder to our Credit Agreement, resulting in $1,050.0 million of additional Term B-8 Loans, which is described in Contractual Obligations.

We generated $1,744.8 million in cash from operating activities in 2025, compared to $1,388.6 million and $1,215.1 million in 2024 and 2023, respectively. In 2025, we used our operating cash flow, cash received from debt borrowings, $425.5 million in proceeds from the exercise of stock options and existing cash to fund the Calastone acquisition, purchase $1,036.0 million of common stock for treasury, pay $253.8 million in dividends and invest in capital expenditures in our business.

Results of Operations

We use the term organic to refer to the businesses and operations that are included in the comparable prior year period on a constant currency basis. Organic includes the change in an acquired business, but excludes the impact of any business which we acquired for the time period which would impact the comparable prior year period.

Ongoing macroeconomic conditions, such as changes in interest rates and inflation, volatility in capital markets, global trade issues, geopolitical tensions, foreign currency exchange rate fluctuations, and other similar factors could have impacts on our results that are uncertain and, in many respects, outside our control. The situations remain dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources.

Our results of operations below include the results of our recent acquisitions from the date which they were acquired, including the Iress Managed Funds Administration Business in October 2023, Battea in September 2024, FPS Trust Company in February 2025, Calastone Limited in October 2025 and Curo Fund Services in November 2025.

Revenues

We derive our revenues from two sources: software-enabled services revenues and license, maintenance and related revenues. As a general matter, fluctuations in our software-enabled services revenues are attributable to our customer retention, the number of new software-enabled services clients as well as total assets under management in our clients’ portfolios and the number of outsourced transactions managed for our existing clients. Software-enabled services revenues also fluctuate as a result of reimbursements received for “out-of-pocket” expenses, such as postage and telecommunications charges, which are recorded as revenues on an accrual basis. Total out-of-pocket revenue was $100.1 million, $93.2 million and $93.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Because these additional revenues are offset by the reimbursable expenses incurred, there is no impact on gross profit, operating income and net income; however, the reimbursements billed and expenses incurred can lead to fluctuations in revenues, cost of revenues and gross margin percentage each period. License, maintenance and related revenues consist primarily of term and perpetual license fees, maintenance fees and professional services. Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and related revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Software-enabled services	83.1%	82.3%	81.6%
License, maintenance and related	16.9%	17.7%	18.4%
Total revenues	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2025	2024	2023	2025	2024
Software-enabled services	$5,211.1	$4,840.3	$4,488.3	7.7%	7.8%
License, maintenance and related	1,061.1	1,041.7	1,014.5	1.9%	2.7%
Total revenues	$6,272.2	$5,882.0	$5,502.8	6.6%	6.9%

Fiscal 2025 versus Fiscal 2024. Our revenues increased $390.2 million, or 6.6%, primarily due to an increase of $281.2 million in organic revenues driven by strength in the SS&C GlobeOp fund administration, Global Investor and Distribution Solutions and Wealth and Investment Technologies businesses. Our revenues also increased due to acquisitions, which contributed $77.5 million in revenues as well as the favorable impact from foreign currency translation of $31.5 million.

Software-enabled services revenues increased $370.8 million, or 7.7%, primarily due to an increase in organic revenues of $268.8 million, and acquisitions, which added $77.5 million in revenues, as well as the favorable impact from foreign currency translation of $24.5 million. License, maintenance and related revenues increased $19.4 million, or 1.9%, primarily due to an increase in organic revenues of $12.4 million and the favorable impact from foreign currency translation of $7.0 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Cost of software-enabled services	54.5%	54.1%	55.1%
Cost of license, maintenance and related	38.8%	38.4%	37.4%
Total cost of revenues	51.8%	51.3%	51.8%
Gross margin percentage	48.2%	48.7%	48.2%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2025	2024	2023	2025	2024
Cost of software-enabled services	$2,839.3	$2,618.8	$2,472.0	8.4%	5.9%
Cost of license, maintenance and related	411.3	399.6	379.0	2.9%	5.4%
Total cost of revenues	$3,250.6	$3,018.4	$2,851.0	7.7%	5.9%

Fiscal 2025 versus Fiscal 2024. Our total cost of revenues increased by $232.2 million, or 7.7%, primarily due to an increase in organic costs of $182.2 million and acquisitions, which added $40.4 million in costs. Our cost of revenues also increased due to the unfavorable impact from foreign currency translation of $9.6 million. Organic cost increases reflect the continued investment in delivering client service.

Cost of software-enabled services revenues increased $220.5 million, or 8.4%, primarily due to an increase of $172.2 million in organic costs, acquisitions, which added $40.4 million in costs, and the unfavorable impact from foreign currency translation of $7.9 million. Cost of license, maintenance and related revenues increased $11.7 million, or 2.9%, primarily due to an increase of $10.0 million in organic costs and the unfavorable impact from foreign currency translation of $1.7 million.

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

The following table sets forth operating expenses as a percentage of our total revenues for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Selling and marketing	10.0%	9.9%	10.0%
Research and development	8.1%	8.8%	8.6%
General and administrative	7.2%	7.1%	7.6%
Total operating expenses	25.3%	25.8%	26.2%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Year Ended December 31,			Percent Change From Prior Period
	2025	2024	2023	2025	2024
Selling and marketing	$625.0	$584.2	$550.9	7.0%	6.0%
Research and development	507.5	517.7	473.8	(2.0)%	9.3%
General and administrative	452.4	418.2	418.2	8.2%	0.0%
Total operating expenses	$1,584.9	$1,520.1	$1,442.9	4.3%	5.4%

Fiscal 2025 versus 2024. Operating expenses increased $64.8 million, or 4.3%, primarily due to an increase of $30.2 million in organic operating expenses, acquisitions, which added $26.5 million in expenses, and the unfavorable impact from foreign currency translation of $8.1 million. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily increased due to resource needs to support organic growth.

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

Comparison of Fiscal 2025, 2024 and 2023 for Interest, Taxes and Other

Interest expense. We had interest expense of $434.7 million in 2025 compared to $463.0 million in 2024 and $476.3 million in 2023. The decrease in interest expense for 2025 as compared to 2024 is due to lower average interest rates on debt. The decrease in interest expense for 2024 as compared to 2023 is due to lower average debt balances. We had an average interest rate of 6.10%, 6.71% and 6.65%, for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Our debt balances are discussed further in “Liquidity and Capital Resources”.

Other (expense) income, net. We had other (expense) income, net of $(23.0) million in 2025 compared to $8.9 million in 2024 and $20.7 million in 2023. Other (expense) income, net for 2025 included losses on the sale of fixed assets of $35.1 million. Those losses were partially offset by investment gains of $14.0 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for 2024 included net investment gains of $19.6 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Those investment gains were partially offset by foreign currency translation losses of $8.2 million. Other income, net for 2023 included net investment gains of $19.0 million, which includes fair value adjustments to increase the carrying value of our investments and dividend income. Other income, net for 2023 also included income of $13.4 million from the settlement of a dispute related to pre-acquisition matters. The remaining portion of other income, net consisted primarily of losses on the sale or adjustment to carrying value of fixed assets of $11.7 million.

Equity in earnings of unconsolidated affiliates, net. We had equity in earnings of unconsolidated affiliates, net of $(9.3) million for 2025, $24.4 million for 2024 and $100.0 million for 2023. Our equity in earnings of unconsolidated affiliates in 2025 is primarily related to a $10.6 million adjustment to decrease the carrying value of one of our investments. Our equity in earnings of unconsolidated affiliates is primarily related to an increase the carrying value of one of our investments of $19.1 million and $96.3 million in 2024 and 2023, respectively.

Loss on extinguishment of debt, net. We recorded a $3.3 million, $31.2 million and $2.1 million loss on extinguishment of debt in 2025, 2024 and 2023, respectively. The loss on extinguishment of debt, net in 2025 and 2023 relates to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount associated with additional prepayments on our term loans prior to their scheduled maturity. The loss on extinguishment of debt, net in 2024 primarily related to the amendment of our credit agreement discussed further in “Liquidity and Capital Resources.”

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Provision for income taxes	$176.1	$132.0	$249.1
Effective tax rate	18.1%	14.8%	29.0%

Our 2025, 2024 and 2023 effective tax rates differ from the statutory rate primarily due to the effect of our foreign operations and permanent book to tax differences. The change in the effective tax rate from 2024 to 2025 was primarily driven by the releases of uncertain tax positions due to closed audits and statute of limitation expirations, recognition of windfall tax benefits from stock awards, and a change in the composition of income before income taxes from foreign and domestic tax jurisdictions. Our effective tax rate for 2025 includes benefits related to releases of uncertain tax positions due to closed audits, recognition of a tax benefit associated with a change in domestic tax credit methodology, and benefits related to stock-based awards. Our effective tax rate for 2024 includes benefits related to releases of uncertain tax positions and tax refunds, both due to closed audits, recognition of a state tax benefit associated with income apportionment rules, recognition of a tax benefit associated with a change in domestic tax credit methodology, releases of valuation allowances on deferred tax assets, and benefits related to stock-based awards. Our effective tax rate for 2023 included increases in uncertain tax positions and benefits related to stock-based awards.

Our effective tax rate includes the effect of operations outside the U.S., which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India, where the statutory rates were 25.0% and approximately 25.3%, respectively, in 2025, 25.0% and approximately 25.4%, respectively, in 2024, and 23.5% and approximately 33.0%, respectively, in 2023. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

In 2021, the OECD (“Organisation for Economic Co-operation and Development”)/G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Further guidance continues to be released each year. Many non-U.S. tax jurisdictions in which we operate have either enacted legislation or are in the process of enacting legislation to adopt certain components of the Pillar Two Model Rules. The enactments effective in 2025 were not material to our provision for income taxes.

Liquidity and Capital Resources

Our primary cash requirements are to pay for the costs of our operations, to fund principal and interest payments with respect to our indebtedness, to invest in research and development, to acquire complementary businesses or assets, repurchase shares of our common stock and to pay dividends on our common stock. We expect our cash on hand, cash flows from operations, and cash available under our Credit Agreement to provide sufficient liquidity to fund our cash requirements for at least the next twelve months.

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2025 were $3,573.8 million, an increase of $203.3 million from $3,370.5 million at December 31, 2024. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10, and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt, and equity, respectively.

Client funds obligations include our transfer agency client balances invested overnight as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the Consolidated Balance Sheet when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $3,799.5 million and $3,162.2 million of client funds obligations at December 31, 2025 and 2024, respectively.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended December 31,			Change From Prior Period
Net cash, cash equivalents and restricted cash provided by (used in):	2025	2024	2023	2025	2024

Operating activities	$1,744.8	$1,388.6	$1,215.1	$356.2	$173.5
Investing activities	(1,307.6)	(855.7)	(268.4)	(451.9)	(587.3)
Financing activities	(243.5)	(152.3)	712.8	(91.2)	(865.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9.6	(8.7)	1.5	18.3	(10.2)
Net increase in cash, cash equivalents and restricted cash	$203.3	$371.9	$1,661.0	$(168.6)	$(1,289.1)

Fiscal 2025 versus 2024

Operating activities: Cash provided by operating activities of $1,744.8 million during the year ended December 31, 2025 resulted from net income of $798.7 million, adjustments for non-cash items of $1,023.2 million, partially offset by changes in our working capital accounts totaling $77.1 million. The changes in our working capital accounts were primarily driven by increases in accounts receivable, contract assets and changes in income taxes prepaid and payable due to the timing of tax payments.

Investing activities: Cash used in investing activities during the year ended December 31, 2025 totaled $1,307.6 million, which included $1,052.0 million paid for business acquisitions, net of cash acquired, capitalized software development costs of $221.9 million and capital expenditures of $80.8 million, partially offset by distributions received from unconsolidated affiliates of $20.5 million, proceeds from the sale of property and equipment of $17.8 million and receipts from the collection of other non-current receivables of $10.5 million.

Financing activities: Cash used in financing activities during the year ended December 31, 2025 was $243.5 million and primarily resulted from $1,036.0 million of purchases of common stock for treasury, $253.8 million in quarterly dividends paid, $79.2 million in withholding taxes paid related to equity award net share settlements, distributions from noncontrolling interests of $21.8 million and $7.6 million in payments of deferred financing fees. These expenditures were partially offset by net borrowings of $421.9 million, proceeds of $425.5 million from stock option exercises and the increase in client funds obligations of $307.5 million.

Fiscal 2024 versus 2023

Our cash, cash equivalents and restricted cash and cash equivalents, including amounts held on behalf of clients, at December 31, 2024 were $3,370.5 million, an increase of $371.9 million from $2,998.6 million at December 31, 2023. The increase in cash was primarily due to the increase in cash and cash equivalents associated with funds held on behalf of clients. See Notes 8, 10, and 11 to our Consolidated Financial Statements for further discussion of acquisitions, debt, and equity, respectively. We also had $3,162.2 million and $2,615.6 million of client funds obligations at December 31, 2024 and 2023, respectively.

Operating activities: Cash provided by operating activities of $1,388.6 million during the year ended December 31, 2024 resulted from net income of $761.7 million, adjustments for non-cash items of $811.6 million, partially offset by changes in our working capital accounts totaling $184.7 million. The changes in our working capital accounts were primarily driven by increases in accounts receivable, contract assets and prepaid expenses, partially offset by increases in deferred revenue.

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

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At December 31, 2025, we held approximately $296.7 million in cash and cash equivalents at non-U.S. subsidiaries where we have made such a determination and in turn no provision for income taxes had been made.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025 that require us to make future cash payments (in millions):

	Payments Due by Period
Contractual Obligations and Other Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt	$7,466.9	$25.0	$2,080.0	$670.0	$4,691.9
Interest payments (1)	1,902.6	427.8	740.8	580.2	153.8
Operating lease obligations (2)	311.7	60.4	99.7	79.3	72.3
Purchase obligations (3)	478.0	193.3	138.7	145.7	0.3
Total contractual obligations	$10,159.2	$706.5	$3,059.2	$1,475.2	$4,918.3

(1)
Reflects interest payments on our Credit Agreement at an assumed interest rate of one-month Adjusted Term SOFR of 3.72% plus 2.00% on our Term B-8 facility, one-month Adjusted Term SOFR of 3.72% plus 1.50% on our Term A-9 facility, 5.5% on our 5.5% Senior Notes and 6.5% on our 6.5% Senior Notes.
(2)
We are obligated under noncancelable operating leases for office space and office equipment.
(3)
Purchase obligations include the minimum amounts committed under contracts for goods and services.

As of December 31, 2025, our liability for uncertain tax positions and related interest and penalties payable was $92.2 million and $7.2 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As of December 31, 2025, our projected obligation related to our defined benefit pension plans was $35.9 million and we are unable to reasonably estimate the timing of such obligation due to uncertainties in the timing of payments. As a result, these amounts are not included in the above contractual obligations table.

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

On October 14, 2025, in connection with our acquisition of Calastone, we entered into an Incremental Joinder to our Credit Agreement (the “October 2025 Incremental Joinder”). Pursuant to the October 2025 Incremental Joinder, we borrowed $1,050.0 million in aggregate principal amount of incremental term B-8 loans (the “Incremental Term B-8 Loans”). The net proceeds of the Incremental B-8 Loans were used to finance the acquisition of Calastone, the payment of fees and expenses related thereto and for working capital and general corporate purposes. The Incremental Term B-8 Loans are a fungible increase to SS&C’s existing term B-8 Loans and have the same terms, maturity date, and interest.

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2025	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,941.9	May 9, 2031	(1)
Term A-9 Loans	775.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility (4)	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
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
(4)
The senior secured credit facility has a revolving credit facility available for borrowing by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $593.7 million was available as of December 31,

2025. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $6.3 million was utilized as of December 31, 2025.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of December 31, 2025, we were in compliance with all financial and non-financial covenants.

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

In connection with the October 2025 Incremental B-8 Loans, we capitalized an aggregate of $7.6 million during the year ended December 31, 2025 in financing costs, which represent new third-party costs.

We made additional principal payments prior to their scheduled maturity in 2025, 2024 and 2023, which resulted in a loss on extinguishment of debt of $3.3 million, $3.5 million and $2.1 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

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

Consolidated EBITDA is not a recognized measurement under GAAP and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•
Consolidated EBITDA does not reflect the interest expense we incur as a result of our debt leverage;

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

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$798.7	$761.7	$608.6
Interest expense, net	426.3	451.9	469.8
Provision for income taxes	176.1	132.0	249.1
Depreciation and amortization	703.8	680.1	670.4
EBITDA	2,104.9	2,025.7	1,997.9
Stock-based compensation	257.7	203.3	159.4
Acquired EBITDA and cost savings (1)	42.5	19.4	—
Loss on extinguishment of debt	3.3	31.2	2.1
Equity in earnings of unconsolidated affiliates, net	9.3	(24.4)	(100.0)
Purchase accounting adjustments (2)	4.4	6.8	9.3
ASC 606 adoption impact	0.4	(1.9)	(3.1)
Foreign currency translation losses (gains)	1.8	8.2	(0.2)
Investment gains (3)	(14.0)	(19.6)	(19.0)
Facilities and workforce restructuring	45.1	41.4	56.8
Acquisition related (4)	11.5	3.3	(0.1)
Other (5)	41.1	11.1	7.5
Consolidated EBITDA	$2,508.0	$2,304.5	$2,110.6
Consolidated EBITDA attributable to noncontrolling interest (6)	(3.2)	(4.1)	(2.9)
Consolidated EBITDA attributable to SS&C common stockholders	$2,504.8	$2,300.4	$2,107.7

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
(5)
Other includes additional expenses and income that are permitted to be excluded per the terms of our amended senior secured credit facility from Consolidated EBITDA, a financial measure used in calculating our covenant compliance, and includes a loss on the sale of fixed assets of $33.3 million during the twelve months ended December 31, 2025.

(6)
Consolidated EBITDA attributable to noncontrolling interest represents Consolidated EBITDA based on the ownership interest retained by the noncontrolling parties of DomaniRx, our consolidated variable interest entity.

Our covenant requirement for consolidated net secured leverage ratio for the benefit of the Revolving Credit Facility and the actual ratio as of December 31, 2025 are as follows:

	Covenant Requirement	Actual Ratio
Maximum consolidated net secured leverage to Consolidated EBITDA ratio(1)	6.25x	1.70

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

Acquisition Accounting, Intangible Assets and Goodwill

In connection with the completion of our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, customer relationships, other identifiable intangible assets, deferred revenue and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology and assumed obsolescence factors. While actual results during the years ended December 31, 2025, 2024 and 2023 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) by comparing the fair value of a reporting unit to its carrying value. Judgment is required in the determination of goodwill reporting units. As of December 31, 2025 and 2024, we have two reporting units, one is our health business and the other includes the rest of our operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Our impairment analysis indicated that the fair values of our reporting units significantly exceeded their carrying values at December 31, 2025.

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

We recognize software-enabled services revenues on a monthly basis as the arrangement is a single performance obligation or a stand-ready performance obligation, which in either case is comprised of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e. distinct days or months of service). We apply a measure of progress (typically time-based) to any fixed consideration and allocate variable consideration to the distinct periods of service based on usage. These variable payments relate specifically to our efforts to perform the services in the period in which the fee applies. This variability is solely attributed to and resolved as a result of the transfer of these services; these fees are independent of the transfer of past or future goods or services. These fees meet the allocation objective of ASC 606 because they represent the amount of consideration we are entitled to for these services. Revenue is generally recognized over the period the services are provided, which results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

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

As of December 31, 2025, we had $92.2 million in liabilities associated with unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. Additionally, we recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest rate risk

We derive service revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt. For 2025, there were average daily cash balances of approximately $2.6 billion maintained in such accounts. We estimate that a 100 basis point change in the interest earnings rates would equate to approximately $12.6 million of net income, net of income taxes, on an annual basis.

At December 31, 2025, we had total debt of $7,466.9 million, including $4,716.9 million of variable interest rate debt. As of December 31, 2025, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $47.2 million per year.

Foreign currency exchange rate risk

During 2025, approximately 33% of our revenues were from clients located outside the United States and approximately 22% of our revenues were from currencies other than the United States dollar. During 2025, approximately 36% of our expenses were from currencies other than the United States dollar. The British pound represents the majority of revenues and expenses denominated in a currency other than the United States dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other (expense) income, net. These outstanding amounts were not material for the year ended December 31, 2025. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. Our exposures to foreign currency exchange rates can also fluctuate as a result of acquisitions. Accordingly, we continuously assess and monitor our exposure to foreign exchange rates. We do not enter into any market risk sensitive instruments for trading purposes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SS&C Technologies Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SS&C Technologies Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Colossus Topco Limited, the parent company of Calastone Limited and its subsidiaries (collectively “Calastone”) from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Calastone from our audit of internal control over financial reporting. Calastone is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Acquisition of Calastone - Valuation of the Customer Relationships Intangible Asset

As described in Note 8 to the consolidated financial statements, on October 14, 2025, the Company purchased all of the outstanding stock of Calastone for approximately $1.03 billion in cash, plus the costs of effecting the transaction. Of the acquired intangible assets, a $435.8 million customer relationships intangible asset was recorded. The preliminary fair value of the customer relationships intangible asset was determined by management using the excess earnings method. Significant assumptions used by management in the determination of fair value for customer relationships were forecasted revenues, EBITDA margins, attrition rate and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Calastone is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships intangible asset acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, attrition rate and discount rate. Evaluating management’s assumptions related to forecasted revenues, EBITDA margins, and attrition rate involved considering (i) the current and past performance of the Calastone business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the attrition rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 26, 2026

We have served as the Company’s auditor since 1995.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$462.1	$567.1
Funds receivable and funds held on behalf of clients	3,799.5	3,162.2
Accounts receivable, net of allowance for credit losses of $34.9 and $31.6, respectively (Note 3)	978.7	902.0
Contract assets	49.2	47.6
Prepaid expenses and other current assets	193.7	179.8
Restricted cash and cash equivalents	4.5	3.7
Total current assets	5,487.7	4,862.4
Property, plant and equipment, net (Note 4)	289.5	299.6
Operating lease right-of-use assets (Note 5)	233.3	190.6
Investments (Note 6)	174.4	177.4
Unconsolidated affiliates (Note 7)	307.7	328.4
Contract assets	133.1	110.2
Goodwill (Note 9)	9,991.3	9,218.1
Intangible and other assets, net of accumulated amortization of $5,330.0 and $4,646.6, respectively (Note 9)	4,094.7	3,858.0
Total assets	$20,711.7	$19,044.7
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 10)	$25.0	$20.0
Client funds obligations	3,799.5	3,162.2
Accounts payable	87.2	70.2
Income taxes payable	23.3	23.0
Accrued employee compensation and benefits	348.9	311.5
Interest payable	31.6	31.6
Other accrued expenses	303.4	249.7
Deferred revenues	492.4	486.1
Total current liabilities	5,111.3	4,354.3
Long-term debt, net of current portion (Note 10)	7,408.4	6,989.6
Operating lease liabilities (Note 5)	213.2	175.1
Other long-term liabilities	190.2	191.1
Deferred income taxes	846.8	725.5
Total liabilities	13,769.9	12,435.6
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 293.6 million shares and 284.4 million shares issued, respectively, and 241.4 million shares and 244.5 million shares outstanding, respectively	2.9	2.8
Additional paid-in capital	6,507.4	5,901.6
Accumulated other comprehensive loss	(294.2)	(541.2)
Retained earnings	4,179.2	3,641.9
Cost of common stock in treasury, 52.2 and 39.9 million shares, respectively	(3,507.7)	(2,470.2)
Total SS&C stockholders’ equity	6,887.6	6,534.9
Noncontrolling interest (Note 12)	54.2	74.2
Total equity	6,941.8	6,609.1
Total liabilities and equity	$20,711.7	$19,044.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Software-enabled services	$5,211.1	$4,840.3	$4,488.3
License, maintenance and related	1,061.1	1,041.7	1,014.5
Total revenues	6,272.2	5,882.0	5,502.8
Cost of revenues:
Software-enabled services	2,839.3	2,618.8	2,472.0
License, maintenance and related	411.3	399.6	379.0
Total cost of revenues	3,250.6	3,018.4	2,851.0
Gross profit	3,021.6	2,863.6	2,651.8
Operating expenses:
Selling and marketing	625.0	584.2	550.9
Research and development	507.5	517.7	473.8
General and administrative	452.4	418.2	418.2
Total operating expenses	1,584.9	1,520.1	1,442.9
Operating income	1,436.7	1,343.5	1,208.9
Interest income	8.4	11.1	6.5
Interest expense	(434.7)	(463.0)	(476.3)
Other (expense) income, net	(23.0)	8.9	20.7
Equity in earnings of unconsolidated affiliates, net	(9.3)	24.4	100.0
Loss on extinguishment of debt, net	(3.3)	(31.2)	(2.1)
Income before income taxes	974.8	893.7	857.7
Provision for income taxes (Note 17)	176.1	132.0	249.1
Net income	798.7	761.7	608.6
Net income attributable to noncontrolling interest	(1.8)	(1.2)	(1.5)
Net income attributable to SS&C common stockholders	$796.9	$760.5	$607.1

Basic earnings per share attributable to SS&C common stockholders	$3.26	$3.09	$2.45
Diluted earnings per share attributable to SS&C common stockholders	$3.15	$3.00	$2.39

Basic weighted-average number of common shares outstanding	244.3	246.4	248.3
Diluted weighted-average number of common and common equivalent shares outstanding	253.1	253.8	254.5

Net income	$798.7	$761.7	$608.6
Other comprehensive (loss) income, net of tax:
Defined benefit pension adjustment	(8.6)	0.2	(0.7)
Foreign currency exchange translation adjustment	255.6	(115.1)	124.5
Total other comprehensive income (loss), net of tax	247.0	(114.9)	123.8
Comprehensive income	1,045.7	646.8	732.4
Comprehensive income attributable to noncontrolling interest	(1.8)	(1.2)	(1.5)
Comprehensive income attributable to SS&C common stockholders	$1,043.9	$645.6	$730.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$798.7	$761.7	$608.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	703.8	680.1	670.4
Equity in earnings of unconsolidated affiliates, net	9.3	(24.4)	(100.0)
Distributions received from unconsolidated affiliates	2.6	13.1	21.2
Stock-based compensation expense	257.7	203.3	159.5
Unrealized net losses (gains) on investments	3.4	(1.7)	(2.2)
Amortization and write-offs of loan origination costs and original issue discounts	6.8	8.4	13.5
Loss on extinguishment of debt, net	3.3	31.2	2.1
Loss on sale or disposition of property and equipment	35.1	1.6	11.7
Deferred income taxes	(17.4)	(115.4)	(82.9)
Provision for credit losses	18.6	15.4	11.4
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(46.0)	(119.1)	(23.1)
Prepaid expenses and other assets	(6.6)	(20.7)	(2.3)
Contract assets	(20.2)	(25.1)	22.5
Accounts payable	14.1	(10.7)	33.0
Accrued expenses and other liabilities	9.9	(16.5)	(106.0)
Income taxes prepaid and payable	(14.6)	(13.8)	(38.2)
Deferred revenue	(13.7)	21.2	15.9
Net cash provided by operating activities	1,744.8	1,388.6	1,215.1
Cash flow from investing activities:
Business acquisitions, net of cash acquired	(1,052.0)	(647.1)	(34.1)
Additions to property and equipment	(80.8)	(61.4)	(56.6)
Proceeds from sale of property and equipment	17.8	4.8	0.1
Additions to capitalized software	(221.9)	(194.3)	(194.9)
Investments in securities	(2.5)	(0.1)	(0.6)
Proceeds from sales / maturities of investments	0.8	6.9	8.0
Distributions received from (contributions to) unconsolidated affiliates	20.5	25.3	(0.3)
Collection of other non-current receivables	10.5	10.2	10.0
Net cash used in investing activities	(1,307.6)	(855.7)	(268.4)
Cash flow from financing activities:
Cash received from debt borrowings, net of original issue discount	1,187.0	5,545.0	375.0
Repayments of debt	(765.1)	(5,255.1)	(749.7)
Payment of deferred financing fees	(7.6)	(39.4)	—
Net increase in client funds obligations	307.5	235.8	1,669.7
Proceeds from exercise of stock options	425.5	355.1	115.4
Withholding taxes paid related to equity award net share settlement	(79.2)	(26.2)	(5.1)
Purchases of common stock for treasury	(1,036.0)	(737.5)	(471.6)
Dividends paid on common stock	(253.8)	(244.9)	(220.9)
(Distributions to) proceeds from noncontrolling interests	(21.8)	14.9	—
Net cash (used in) provided by financing activities	(243.5)	(152.3)	712.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9.6	(8.7)	1.5
Net increase in cash, cash equivalents and restricted cash	203.3	371.9	1,661.0
Cash, cash equivalents and restricted cash, beginning of period	3,370.5	2,998.6	1,337.6
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,573.8	$3,370.5	$2,998.6

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$462.1	$567.1	$432.2
Restricted cash and cash equivalents	4.5	3.7	2.4
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	3,107.2	2,799.7	2,564.0
	3,573.8	3,370.5	2,998.6
Supplemental disclosure of cash paid for:
Interest	$427.8	$452.4	$461.8
Income taxes, net of refunds	$219.4	$286.2	$348.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in millions, except per share data)

	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2022	271.9	$2.7	$5,111.6	$2,740.1	$(550.1)	$(1,260.1)	$56.6	$6,100.8
Net income	—	—	—	607.1	—	—	1.5	608.6
Foreign exchange translation adjustment (Note 11)	—	—	—	—	124.5	—	—	124.5
Defined benefit pension adjustment (Note 11)	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation expense (Note 14)	—	—	159.5	—	—	—	—	159.5
Exercise of options (Note 14)	3.5	0.1	116.7	—	—	—	—	116.8
Withholding taxes related to equity award net share settlement (Note 14)	0.5	—	(17.5)	—	—	—	—	(17.5)
Dividends declared - $0.88 per share (Note 11)	—	—	0.7	(220.9)	—	—	—	(220.2)
Purchase of common stock (Note 11)	—	—	—	—	—	(474.1)	—	(474.1)
Balance, at December 31, 2023	275.9	$2.8	$5,371.0	$3,126.3	$(426.3)	$(1,734.2)	$58.1	$6,397.7
Net income	—	—	—	760.5	—	—	1.2	761.7
Proceeds from noncontrolling interest (Note 12)	—	—	—	—	—	—	14.9	14.9
Foreign exchange translation adjustment (Note 11)	—	—	—	—	(115.1)	—	—	(115.1)
Defined benefit pension adjustment (Note 11)	—	—	—	—	0.2	—	—	0.2
Stock-based compensation expense (Note 14)	—	—	203.3	—	—	—	—	203.3
Exercise of options (Note 14)	7.8	—	356.6	—	—	—	—	356.6
Withholding taxes related to equity award net share settlement (Note 14)	0.7	—	(30.8)	—	—	—	—	(30.8)
Dividends declared - $0.98 per share (Note 11)	—	—	1.5	(244.9)	—	—	—	(243.4)
Purchase of common stock (Note 11)	—	—	—	—	—	(736.0)	—	(736.0)
Balance, at December 31, 2024	284.4	$2.8	$5,901.6	$3,641.9	$(541.2)	$(2,470.2)	$74.2	$6,609.1
Net income	—	—	—	796.9	—	—	1.8	798.7
Distributions to noncontrolling interest (Note 12)	—	—	—	—	—	—	(21.8)	(21.8)
Foreign exchange translation adjustment (Note 11)	—	—	—	—	255.6	—	—	255.6
Defined benefit pension adjustment (Note 11)	—	—	—	—	(8.6)	—	—	(8.6)
Stock-based compensation expense (Note 14)	—	—	257.7	—	—	—	—	257.7
Exercise of options (Note 14)	7.7	0.1	424.5	—	—	—	—	424.6
Withholding taxes related to equity award net share settlement (Note 14)	1.5	—	(80.0)	—	—	—	—	(80.0)
Dividends declared - $1.04 per share (Note 11)	—	—	3.6	(259.6)	—	—	—	(256.0)
Purchase of common stock (Note 11)	—	—	—	—	—	(1,037.5)	—	(1,037.5)
Balance, at December 31, 2025	293.6	$2.9	$6,507.4	$4,179.2	$(294.2)	$(3,507.7)	$54.2	$6,941.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SS&C Technologies Holdings, Inc., or “Holdings,” is our top-level holding company. SS&C Technologies, Inc., or “SS&C,” is our primary operating company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. “We,” “us,” “our,” and the “Company” means SS&C Technologies Holdings, Inc. and its consolidated subsidiaries, including SS&C.

Note 1—Organization

We provide software products and software-enabled services primarily to the financial services and healthcare industries. The majority of our services are provided in North America, but we also have operations in Europe, Asia, Australia, South America and Africa. Our portfolio of products and software-enabled services allows our financial services clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our products and software-enabled services in the healthcare industry support claims adjudication, benefit management, care management and business intelligence services.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of us and our subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Certain prior period amounts in Notes 13 and 19 below have been reclassified to conform to current year presentation. We consolidate any entity in which we have a controlling financial interest. Under the voting interest model, generally the investor that has voting control (usually more than 50% of an entity’s voting interests) consolidates the entity. Under the variable interest entity (“VIE”) model, the party that has the power to direct the entity’s most significant economic activities and the ability to participate in the entity’s economics consolidates the entity. An entity is considered a VIE if it possesses any one or more of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses; 4) equity holders do not participate fully in an entity’s residual economics; and 5) the entity was established with non-substantive voting interests.

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

In software-enabled services arrangements, the arrangement is a single performance obligation or a stand-ready performance obligation, which in either case is comprised of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e., distinct days or months of service). We apply a measure of progress (typically time-based) to any fixed consideration and allocate variable consideration to the distinct periods of service based on usage. These variable payments relate specifically to our efforts to perform the services in the period in which the fee applies. This variability is solely attributed to and resolved as a result of the transfer of these services; these fees are independent of the transfer of past or future goods or services. These fees meet the allocation objective of Accounting Standards Codification (“ASC”) 606 because they represent the amount of consideration we are entitled to for these services. Revenue is generally recognized over the period the services are provided, which results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

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

Goodwill and Intangible Assets

We test goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). We have completed the required impairment tests for goodwill and have determined that no impairment existed as of December 31, 2025 or 2024. As of December 31, 2025 and 2024, we have two reporting units, one is our health business and the other includes the rest of our operations. Our impairment analysis indicated that the fair value significantly exceeded the carrying value of each of our reporting units as of December 31, 2025 and 2024. We measure the fair value of our reporting units utilizing the income approach. Significant judgment is required to determine appropriate revenue growth rates and to estimate the fair value of our reporting units. There were no other indefinite-lived intangible assets as of December 31, 2025 or 2024.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the carrying value of the asset or asset group unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group. We have identified no such impairment losses in the years ended December 31, 2025 and 2024.

Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities and trade receivables. We have cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that our client base is highly diversified. As of December 31, 2025 and 2024, we had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is generally the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included within other (expense) income, net in the Consolidated Statements of Comprehensive Income in the periods in which they occur.

Comprehensive Income

Our comprehensive income consists of net income, foreign currency translation adjustments and defined benefit pension plans, which are presented in the Consolidated Statements of Comprehensive Income, net of tax and reclassifications to earnings. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the Consolidated Balance Sheets. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the Consolidated Balance Sheets.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires more enhanced disclosures specifically related to effective tax rate reconciliation and income taxes paid. We adopted the standard in our consolidated financial statements on a prospective basis for the year ending December 31, 2025. See Note 17 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recent Accounting Pronouncements Not Yet Effective

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for internal-use software costs. The standard removes all references to software development project stages and instead requires capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-06.

Note 3—Accounts Receivable, net

Accounts receivable are as follows (in millions):

	December 31,
	2025	2024
Accounts receivable	$700.8	$676.8
Unbilled accounts receivable	312.8	256.8
Allowance for credit losses	(34.9)	(31.6)
Total accounts receivable, net	$978.7	$902.0

The following table represents the activity for the allowance for credit losses (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$31.6	$25.1	$21.7
Charge to costs and expenses	18.6	15.4	11.4
Write-offs, net of recoveries	(14.8)	(8.7)	(9.2)
Foreign currency impact	(0.5)	(0.2)	1.2
Balance at end of period	$34.9	$31.6	$25.1

Management establishes the allowance for credit losses accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in client payment terms when evaluating the adequacy of the allowance for credit losses.

Note 4—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	December 31,
	2025	2024
Land	$25.1	$36.7
Building and improvements	223.5	256.6
Equipment, furniture, and fixtures	506.2	487.2
	754.8	780.5
Less: accumulated depreciation	(465.3)	(480.9)
Total property, plant and equipment, net	$289.5	$299.6

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $71.2 million, $73.5 million and $73.8 million, respectively.

Unpaid property, plant and equipment additions of $23.7 million and $3.6 million are included in accounts payable and other accrued expenses as of December 31, 2025 and 2024, respectively, in our consolidated balance sheet.

During the year ended December 31, 2025 we sold building and improvements for proceeds of $12.0 million resulting in a loss of $33.3 million recorded as other (expense) income in the Consolidated Statement of Comprehensive Income.

Note 5—Leases

Our total operating lease costs were $57.5 million, $58.0 million and $66.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for amounts included in operating lease liabilities was $56.9 million, $60.7 million and $69.3 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in operating cash flows. Total right-of-use assets obtained in exchange for operating lease liabilities was $82.5 million and $26.9 million for the years ended December 31, 2025 and 2024, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2025 were 6.3 years and 5.6%, respectively. Our weighted-average remaining lease term and weighted-average discount rates as of December 31, 2024 were 6.3 years and 5.3%, respectively.

Lease liabilities as of December 31, 2025 are as follows (in millions):

Maturity of Lease Liabilities
2026	$60.4
2027	51.7
2028	48.0
2029	42.1
2030	37.2
Thereafter	72.3
Total lease payments	$311.7
Less: interest	(51.1)
Present value of lease liabilities	$260.6

We have certain lease agreements with our unconsolidated real estate joint ventures. We recognized operating lease expense of $1.3 million in each of the years ended December 31, 2025, 2024 and 2023, related to these lease agreements.

We have certain sublease agreements in place with third parties to lease portions of our office space. In addition, we serve as a lessor in other lease agreements for real estate and storage facilities. Total gross sublease and other rental income recognized for the years ended December 31, 2025, 2024 and 2023 was approximately $10.1 million, $7.3 million and $6.3 million, respectively.

Lease payments to be received as of December 31, 2025 are as follows (in millions):

Lease Payments to be Received
2026	$9.6
2027	7.4
2028	6.6
2029	5.1
2030	4.8
Thereafter	7.7
Total lease payments	$41.2

Note 6—Investments

Investments are as follows (in millions):

	December 31,
	2025	2024
Non-marketable equity securities	$124.1	$124.1
Seed capital investments	26.4	23.1
Marketable equity securities	19.6	21.6
Partnership interests in private equity funds	4.3	8.6
Total investments	$174.4	$177.4

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Unrealized (losses) gains on equity securities held as of the end of the period	$(3.3)	$2.6	$2.9
Realized gains for equity securities sold during the period	-	0.3	0.7
Total (losses) gains recognized in other (expense) income, net	$(3.3)	$2.9	$3.6

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

As of December 31, 2025 and 2024, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds, marketable equity securities and seed capital investments, each of which determines fair value using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the table below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,759.2	$2,759.2	$—	$—
Seed capital investments (2)	26.4	26.4	—	—
Marketable equity securities (2)	19.6	19.6	—	—
Deferred compensation liabilities (3)	(9.4)	(9.4)	—	—
Total	$2,795.8	$2,795.8	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,637.5	$2,637.5	$—	$—
Seed capital investments (2)	23.1	23.1	—	—
Marketable equity securities (2)	21.6	21.6	—	—
Deferred compensation liabilities (3)	(11.5)	(11.5)	—	—
Total	$2,670.7	$2,670.7	$—	$—

_____________________________________________________

(1)
As of December 31, 2025, included $76.6 million of cash and cash equivalents, $1.3 million of restricted cash and cash equivalents and $2,681.3 million of funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet. As of December 31, 2024, included $184.2 million of cash and cash equivalents, $2.5 million of restricted cash and cash equivalents and $2,450.8 million of funds receivable and funds held on behalf of clients on the Consolidated Balance Sheet.
(2)
Included in investments on the Consolidated Balance Sheet.
(3)
Included in other long-term liabilities on the Consolidated Balance Sheet.

During the year ended December 31, 2024, we redeemed $3.6 million of our seed capital investments.

In February 2020, we entered into a Series A Convertible Share Purchase Agreement with SILAC, Inc. (“SILAC”), pursuant to which we acquired 40 million shares of Series A convertible preferred stock of SILAC for a purchase price of $40 million. The investment is classified as a non-marketable equity security without a readily determinable fair value. Mr. William C. Stone, our Chairman of the Board of Directors and Chief Executive Officer, has an economic interest in SILAC and is a member of its board of directors. Accordingly, SILAC is considered a related party. In each of the years ended December 31, 2025, 2024 and 2023, we received a preferred stock dividend from SILAC of $8.0 million which is recorded in other (expense) income, net on our Consolidated Statements of Comprehensive Income.

We have partnership interests in various private equity funds that are not included in the table above. Our investments in private equity funds were $4.3 million and $8.6 million at December 31, 2025 and 2024, respectively, of which $3.1 million and $7.3 million, respectively, were measured using net asset value as a practical expedient for fair value and $1.2 million and $1.3 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

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

Note 7—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		December 31, 2025		December 31, 2024
	Ownership Percentage (1)	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$202.9	$—	$203.9	$—
Broadway Square Partners, LLP	50.0%	51.2	27.8	52.2	28.6
International Financial Data Services L.P.	50.0%	41.4	24.6	60.2	28.0
Pershing Road Development Company, LLC	50.0%	10.3	50.6	10.1	53.0
Other unconsolidated affiliates		1.9	—	2.0	—
Total		$307.7	$103.0	$328.4	$109.6

(1) Ownership percentage is as of December 31, 2025 and December 31, 2024.

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

Equity in earnings of unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Orbit Private Investments L.P.	$(10.6)	$19.1	$96.3
Broadway Square Partners, LLP	(1.0)	(1.1)	(0.4)
International Financial Data Services L.P.	2.5	5.2	3.8
Pershing Road Development Company, LLC	0.1	0.1	(0.6)
Other unconsolidated affiliates	(0.3)	1.1	0.9
Total	$(9.3)	$24.4	$100.0

We have a 9.8% ownership interest in Orbit Private Investments L.P. (“Orbit Private Investments”), which is a provider of shareholder and pension technology. International Financial Data Services L.P. (“IFDS L.P.”) is a 50% owned joint venture with State Street Corporation with operations in Canada. Pershing Road Development Company, LLC (“PRDC LLC”) is a 50% owned special-purpose entity formed to develop and lease office space to the U.S. government. Broadway Square Partners, LLP (“Broadway

Square Partners”) is a 50% owned real estate joint venture formed to purchase, finance and engage in leasing activities with us and unrelated third parties. The difference between the amount at which each of IFDS L.P., PRDC LLC and Broadway Square Partners is carried and the amount of underlying equity in net assets, will be amortized as a component of equity in earnings of unconsolidated affiliates over approximately 15 years, 28 years and 40 years, respectively.

The following tables summarize related party transactions and balances outstanding with our related parties, which is primarily comprised of transactions with our unconsolidated affiliates (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating revenues from related parties	$66.4	$59.2	$60.5
Amounts paid to related parties (1)	38.0	48.4	46.3
Distributions received from related parties, net	23.1	38.4	20.9

	December 31,
	2025	2024
Outstanding advances/loans to related parties	$1.9	$1.9
Trade accounts receivable from related parties	11.1	10.0
Total amounts receivable from related parties	$13.0	$11.9

Amounts payable to related parties	$0.6	$2.5
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

During the year ended December 31, 2025, we invested $9.7 million in Orbit Private Investment L.P. and received a distribution of net assets of $21.6 million from IFDS L.P. During the year ended December 31, 2024, we received a distribution of $26.9 million from Orbit Private Investments L.P. which reduced our investment in the affiliate. We recorded the distribution as a $2.4 million operating cash inflow and a $24.5 million investing cash inflow in our consolidated statements of cash flows due to the nature of the distribution. For the years ended December 31, 2024 and 2023, distributions received includes $10.5 million and $22.5 million, respectively, return on investment related to our investments in IFDS L.P. and the Kansas City Downtown Hotel Group, L.L.C.

Note 8—Acquisitions

2025 Acquisitions

Calastone

On October 14, 2025, we purchased all of the outstanding stock of Colossus Topco Limited, the parent company of Calastone Limited and its subsidiaries (collectively “Calastone”) for approximately $1.03 billion in cash, plus the costs of effecting the transaction. We financed the acquisition by entering into an Incremental Joinder to our existing amended and restated credit agreement, dated as of April 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Calastone is the largest global funds network and leading provider of technology solutions to the wealth and asset management industries, and was acquired in order to expand our global fund operations offerings.

The net assets and results of operations of Calastone have been included in our Consolidated Financial Statements from October 14, 2025. The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. The preliminary fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach. Specifically, the excess earnings method was utilized for the customer relationships intangible asset and the relief-from-royalty method was utilized for the completed technology intangible asset. Significant assumptions used in the determination of fair value for customer relationships were forecasted revenues, EBITDA margins, attrition rate and discount rate. Significant assumptions used in the determination of fair value for completed technology were forecasted revenues and royalty rate. The intangible assets will be amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships, completed technology and trade names are expected to be amortized over approximately twenty, nine and eleven years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill, a portion of which is not tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2025 includes $28.6 million in revenues from Calastone’s operations.

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

The net assets and results of operations of Battea have been included in our Consolidated Financial Statements from September 27, 2024. The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. The fair value of the intangible assets, consisting of customer relationships, completed technology and trade names, was determined using the income approach. Specifically, the excess earnings method was utilized for customer relationships and the relief-from-royalty method was utilized for completed technology. The significant assumption used in the determination of fair value for customer relationships and completed technology was projected future revenues. The intangible assets will be amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The customer relationships, completed technology and trade names are expected to be amortized over approximately thirteen, ten and thirteen years, respectively, in each case the estimated life of the assets. The remainder of the purchase price was allocated to goodwill, a portion of which is tax deductible.

The Consolidated Statements of Comprehensive Income for the year ended December 31, 2024 included $21.1 million in revenues from Battea’s operations.

The following summarizes the allocation of the purchase price for the 2025 acquisition of Calastone, which is preliminary, and the 2024 acquisition of Battea (in millions):

	Calastone	Battea
Accounts receivable	$19.8	$40.3
Property, plant and equipment	0.6	1.9
Other assets	7.0	3.0
Funds receivable and funds held on behalf of clients	—	284.8
Operating lease right-of-use assets	—	1.2
Customer relationships	435.8	246.6
Completed technology	109.2	121.8
Trade names	14.7	7.8
Goodwill	577.6	325.7
Accounts payable	(2.6)	—
Accrued employee compensation and other liabilities	(9.5)	(68.8)
Deferred revenue	(0.6)
Deferred income taxes	(120.6)	(33.9)
Client funds obligations	—	(284.8)
Consideration paid, net of cash acquired	$1,031.4	$645.6

Additionally, we acquired FPS Trust Company (“FPS Trust”) in February 2025 for approximately $6.0 million and Curo Fund Services (“Curo”) in November 2025 for approximately $16.0 million, less cash acquired.

The goodwill associated with each of the transactions above is a result of combining the operations of businesses acquired with us and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of FPS Trust, Calastone and Curo occurred on January 1, 2024 and the acquisition of Battea occurred on

January 1, 2023, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. This unaudited pro forma information (in millions) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2025	2024	2023
Total Revenues	$6,397.6	$6,047.8	$5,597.7
Net income attributable to SS&C common stockholders	$731.1	$618.8	$592.7

Note 9—Goodwill and Intangible Assets

The following table summarizes changes in goodwill (in millions):

Balance at December 31, 2023	$8,969.5
Acquisitions completed in the current year	325.7
Adjustments to prior acquisitions	0.8
Effect of foreign currency translation	(77.9)
Balance at December 31, 2024	$9,218.1
Acquisitions completed in the current year	589.2
Adjustments to prior acquisitions	(0.1)
Effect of foreign currency translation	184.1
Balance at December 31, 2025	$9,991.3

A summary of the components of intangible assets is as follows (in millions):

	December 31,
	2025			2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,791.5	$(3,186.6)	$2,604.9	$5,280.2	$(2,796.1)	$2,484.1
Completed technology	1,851.7	(1,328.2)	523.5	1,746.4	(1,210.1)	536.3
Trade names	304.2	(194.8)	109.4	285.4	(174.6)	110.8
Total intangible assets	$7,947.4	$(4,709.6)	$3,237.8	$7,312.0	$(4,180.8)	$3,131.2

Total estimated amortization expense, related to intangible assets, for each of the next five years and thereafter, as of December 31, 2025, is expected to approximate (in millions):

Year Ending December 31,
2026	$489.1
2027	481.2
2028	405.3
2029	369.0
2030	336.8
Thereafter	1,156.4
Total	$3,237.8

Amortization expense associated with customer relationships, completed technology and other amortizable intangible assets was $483.9 million, $482.2 million and $505.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Net capitalized software costs of $505.2 million and $390.4 million are included in the December 31, 2025 and 2024 Consolidated Balance Sheets, respectively, under “Intangible and other assets”. Accumulated amortization related to capitalized software costs totaled $577.5 million and $422.8 million as of December 31, 2025 and 2024, respectively.

Amortization expense related to capitalized software development costs was $148.7 million, $124.4 million and $91.3 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.

Note 10—Debt

At December 31, 2025 and 2024, debt consisted of the following (in millions):

	December 31,
	2025	2024
Senior secured credit facilities, weighted-average interest rate of 5.63% and 6.26%, respectively	$4,716.9	$4,295.0
5.5% senior notes due 2027	2,000.0	2,000.0
6.5% senior notes due 2032	750.0	750.0
Unamortized original issue discount and debt issuance costs	$(33.5)	(35.4)
	7,433.4	7,009.6
Less: current portion of long-term debt	25.0	20.0
Long-term debt	$7,408.4	$6,989.6

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at December 31, 2025	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,941.9	May 9, 2031	(1)
Term A-9 Loans	775.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility (4)	—	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
Per the September 2024 Incremental Joinder, scheduled quarterly payments of 0.25% are required. We have made all required scheduled payments on our Term B-8 Loans and do not have any principal payments due until maturity.
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
(3)
Scheduled quarterly payment required for the first eight fiscal quarters commencing with the fiscal quarter ending December 31, 2024. The scheduled quarterly payment will increase to 1.250% as of December 31, 2026 and for each quarter thereafter until the maturity date of the Term A-9 Loans.
(4)
The senior secured credit facility has a revolving credit facility available for borrowing by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $593.7 million was available as of December 31, 2025. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $6.3 million was utilized as of December 31, 2025.

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

On October 14, 2025, in connection with our acquisition of Calastone, we entered into an Incremental Joinder to our Credit Agreement (the “October 2025 Incremental Joinder”). Pursuant to the October 2025 Incremental Joinder, we borrowed $1,050.0 million in aggregate principal amount of incremental term B-8 loans (the “Incremental Term B-8 Loans”). The net proceeds of the Incremental B-8 Loans were used to finance the acquisition of Calastone, the payment of fees and expenses related thereto and for working capital and general corporate purposes. The Incremental Term B-8 Loans are a fungible increase to SS&C’s existing term B-8 Loans and have the same terms, maturity date, and interest.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of December 31, 2025, we were in compliance with all financial and non-financial covenants.

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

In connection with the October 2025 Incremental B-8 Loans, we capitalized an aggregate of $7.6 million during the year ended December 31, 2025 in financing costs, which represent new third-party costs.

We made additional principal payments prior to their scheduled maturity in 2025, 2024 and 2023, which resulted in a loss on extinguishment of debt of $3.3 million, $3.5 million and $2.1 million, respectively, due to the write-off of a portion of the unamortized capitalized financing fees and the unamortized original issue discount.

Fair Value of Debt

The carrying amounts and fair values of financial instruments are as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,690.7	$4,755.5	$4,268.6	$4,315.6
5.5% senior notes due 2027	1,998.8	2,004.4	1,998.1	1,984.2
6.5% senior notes due 2032	743.9	781.5	742.9	758.0

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices.

Future Maturities of Debt

At December 31, 2025, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

Year ending December 31,
2026	$25.0
2027	2,040.0
2028	40.0
2029	670.0
2030	—
Thereafter	4,691.9
Total	$7,466.9

Note 11—Stockholders’ Equity

Dividends

In 2025, we paid a quarterly cash dividend of $0.25 per share of common stock in March and June and $0.27 per share of common stock in September and December, totaling $253.8 million. In 2024, we paid a quarterly cash dividend of $0.24 per share of common stock in March and June and $0.25 per share of common stock in September and December, totaling $244.9 million In 2023, we paid a quarterly cash dividend of $0.20 per share of common stock in March and June and $0.24 per share of common stock in September and December, totaling $220.9 million.

Stock Repurchase Program

In each of July 2023 and July 2024 our Board of Directors authorized a stock repurchase program which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock. In May 2025, our Board of Directors authorized a stock repurchase program which enabled us to repurchase up to $1.5 billion in the aggregate of our outstanding common stock. Our authority to repurchase shares under the program continues until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During 2025, 2024 and 2023, we repurchased 12.3 million, 10.6 million and 8.4 million shares of common stock for approximately $1,037.5 million, $736.0 million and $474.1 million, respectively.

Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax consists of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(424.5)	$(1.8)	$(426.3)
Net current period other comprehensive (loss) income (1)	(115.1)	0.2	(114.9)
Balance, December 31, 2024	$(539.6)	$(1.6)	$(541.2)
Net current period other comprehensive income (loss) (1)	255.6	(8.6)	247.0
Balance, December 31, 2025	$(284.0)	$(10.2)	$(294.2)

(1) Amounts are reported net of tax. Tax effects were immaterial.

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

In addition to the initial contributions, each member of the agreement is responsible for future additional cash capital contributions in accordance with each member’s ownership interest in DomaniRx at the time of the call. Our additional cash capital contribution is up to $240.6 million. We are then solely responsible for a further development cost overage of up to $100.0 million for no additional ownership interest.

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

During the year ended December 31, 2025, the Board of DomaniRx authorized a distribution of funds in accordance with each member’s ownership interest in DomaniRx in the amount of $109.9 million. Of the total distribution, $21.8 million was distributed to the noncontrolling interests and we retained $88.1 million.

The carrying value of the assets and liabilities associated with DomaniRx included in the Consolidated Balance Sheets as of December 31, 2025 and 2024, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities (in millions), are as follows:

	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$28.4	$155.2
Prepaid expenses and other current assets	0.5	0.9
Intangible assets	232.7	217.6
Other assets	12.0	2.4
Liabilities:
Other liabilities	1.1	1.1

Note 13—Revenue

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Long-term deferred revenue of $42.1 million and $42.4 million, was included in other long-term liabilities as of December 31, 2025 and 2024, respectively, in our consolidated balance sheet. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of December 31, 2025 and 2024, approximately $71.7 million and $72.3 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $481.7 million for the year ended December 31, 2025.

As of December 31, 2025, revenue of approximately $1,051.5 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $547.9 million is expected to be recognized over the next twelve months and the remainder is expected to be recognized over a weighted average period of approximately two years.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Year Ended December 31,
	2025	2024	2023
Americas	$4,654.0	$4,409.6	$4,126.8
Europe, Middle East and Africa	1,274.2	1,166.6	1,096.2
Asia-Pacific	344.0	305.8	279.8
Total	$6,272.2	$5,882.0	$5,502.8

Revenue recognized from customers in the United States was $4,208.1 million, $4,067.6 million and $3,804.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table disaggregates our revenues by source (in millions):

	Year Ended December 31,
	2025	2024	2023
Software-enabled services	$5,211.1	$4,840.3	$4,488.3
Maintenance and term licenses	912.5	892.1	873.7
Professional services	103.8	97.0	110.2
Perpetual licenses	44.8	52.6	30.6
Total	$6,272.2	$5,882.0	$5,502.8

Note 14—Stock-based Compensation

In March 2025, our Board of Directors adopted the Second Amended and Restated 2023 Stock Incentive Plan (the “Second A&R 2023 Plan”), which became effective in May 2025 upon stockholder approval. The Second A&R 2023 Plan was adopted to increase the shares available for equity by an additional 6.0 million shares. In April 2024, our Board of Directors adopted the Amended and Restated 2023 Stock Incentive Plan (the “Amended 2023 Plan”), which became effective in May 2024 upon stockholder approval. The Amended 2023 Plan was adopted to increase the shares available for equity by an additional 2.6 million shares. In March 2023, our Board of Directors adopted the 2023 Stock Incentive Plan (the “2023 Plan”), which became effective in May 2023 upon stockholder approval and replaced, on a prospective basis, the Second Amended and Restated 2014 Stock Incentive Plan. The 2023 Plan was adopted to increase the shares available for equity by an additional 11.5 million shares.

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

Restricted Stock Units

During the years ended December 31, 2025, 2024 and 2023, we granted RSUs which generally vest 1/3rd on the first anniversary of the grant and 1/4th of the remaining balance each six months thereafter for two years. We determine the fair value of RSUs with a service condition using the value of our common stock on the date of the grant. At December 31, 2025 and 2024, there was approximately $246.1 million and $196.2 million, respectively, of unearned non-cash stock-based compensation related to RSUs that we expect to recognize as expense over a remaining period of approximately 1.8 and 1.9 years, respectively.

Performance-based Stock Units

In March 2022, we granted performance-based stock units at a grant date fair value of $71.89 per share based on the value of our common stock on the date of the grant. During the year ended December 31, 2024, the Compensation Committee determined that the PSUs granted in March 2022 did not meet the threshold level of performance and were cancelled.

In 2025, 2024 and 2023, we granted performance-based stock units with a market condition at a grant date fair value of $97.28, $67.87 and $63.50, respectively, estimated using a Monte Carlo simulation model as of the date of the grant using an average of implied and historical volatility. These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSUs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of units that will be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of units, if the annual growth rate meets or exceeds a specified level. The ultimate payout of the PSUs is also subject to a relative total shareholder return (“TSR”) performance modifier, with the ultimate payout level adjusted upwards or downwards up to 20% (subject to the maximum 200% payout); however, no upward modifier will be applied if the Company’s absolute TSR is negative for the 3-year performance period. During the year ended December 31, 2025, we recorded an additional $26.0 million of stock-based compensation expense relating to the 2023 and 2024 PSUs that are estimated to vest at the maximum payout. As of December 31, 2025 and 2024, there was approximately $32.8 million and $21.3 million, respectively, of unearned non-cash stock-based compensation related to the 2025, 2024 and 2023 PSUs that we expect to recognize over a remaining period of approximately 1.5 years and 1.8 years, respectively.

For the PSUs with a market condition valued using the Monte Carlo simulation model, we used the following weighted-average assumptions:

	PSUs
	2025	2024	2023
Expected life (years)	2.9	2.9	2.8
Expected volatility	23.1%	23.9%	27.4%
Risk-free interest rate	4.2%	4.5%	4.6%
Expected dividend yield	1.1%	1.5%	1.4%

Time-based Stock Options

Time-based stock options generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. Time-based stock options granted during 2025, 2024 and 2023 have a weighted-average grant date fair value of $20.02, $17.11 and $17.54 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period. The fair value of time-based stock options vested during the years ended December 31, 2025, 2024 and 2023 was approximately $44.7 million, $61.2 million and $86.9 million, respectively. At December 31, 2025 and 2024, there was approximately $57.4 million and $71.4 million, respectively, of unearned non-cash stock-based compensation related to time-based stock options that we expect to recognize as expense over a weighted-average remaining period of approximately 2.4 years and 2.3 years, respectively.

Performance-based Stock Options

In March and December 2021, we granted performance-based stock options (“PSOs”). These awards include established annual earnings per share growth targets and will measure performance against the target over the 3-year performance period. Performance is measured relative to a 3-year average annual growth rate that is established at the beginning of the cycle and held constant. Participants will only be entitled to receive any portion of the PSOs that are earned if they remain employed through the final determination of the satisfaction of these performance goals. The actual number of options to be issued ranges from zero, if the threshold level of performance is not achieved, to 200% of the targeted number of options, if the annual growth rate meets or exceeds a specified level. During the year ended December 31, 2025, 81.8% of the December 2021 PSOs vested. During the year ended December 31, 2024, 79.2% of the March 2021 PSOs vested. At December 31, 2025, there was no unearned non-cash stock-based compensation expense related to PSOs. At December 31, 2024, there was $3.8 million of unearned non-cash stock-based compensation related to PSOs that we expect to recognize as expense over a remaining period of approximately 0.2 years.

For the stock-options valued using the Black-Scholes option-pricing model, we used the following weighted-average assumptions:

	Time-based stock options
	2025	2024	2023
Expected term to exercise (years)	4.0	4.0	4.0
Expected volatility	23.0%	29.5%	34.6%
Risk-free interest rate	4.3%	4.3%	4.4%
Expected dividend yield	1.1%	1.5%	1.4%

Total Stock Options, RSUs and PSUs

The amount of stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	Year Ended December 31,
	2025			2024			2023
Consolidated Statements of Comprehensive Income Classification	Options	RSUs, PSUs	Total	Options	RSUs, PSUs	Total	Options	RSUs, PSUs	Total
Cost of software-enabled services	$14.1	$71.5	$85.6	$27.8	$43.1	$70.9	$34.4	$22.6	$57.0
Cost of license, maintenance and other related	1.5	7.2	8.7	3.2	4.8	8.0	4.5	2.3	6.8
Total cost of revenues	15.6	78.7	94.3	31.0	47.9	78.9	38.9	24.9	63.8
Selling and marketing	14.4	43.7	58.1	17.1	18.3	35.4	19.7	9.3	29.0
Research and development	7.3	35.2	42.5	12.2	17.6	29.8	13.9	7.5	21.4
General and administrative	11.5	51.3	62.8	24.0	35.2	59.2	28.1	17.1	45.2
Total operating expenses	33.2	130.2	163.4	53.3	71.1	124.4	61.7	33.9	95.6
Total stock-based compensation expense	$48.8	$208.9	$257.7	$84.3	$119.0	$203.3	$100.6	$58.8	$159.4

The associated future income tax benefit recognized was $41.7 million, $37.0 million and $30.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For the year ended December 31, 2025, the amount of cash received from the exercise of stock options was $425.5 million, with an associated tax benefit from stock awards realized of $92.5 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2025 was approximately $234.3 million. For the year ended December 31, 2024, the amount of cash received from the exercise of stock options was $355.1 million, with an associated tax benefit from stock awards realized of $58.5 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2024 was approximately $198.5 million. For the year ended December 31, 2023, the amount of cash received from the exercise of stock options was $115.4 million, with an associated tax benefit from stock awards realized of $28.9 million. The intrinsic value of stock options and SARs exercised during the year ended December 31, 2023 was approximately $84.2 million.

The following table summarizes stock option and SAR activity as well as RSU and PSU activity as of and for the years ended December 31, 2025, 2024 and 2023 (share data in millions):

	Stock Options and SARs		PSUs and RSUs
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	43.6	$55.91	3.4	$58.71
Granted	0.6	$58.75	1.4	$58.54
Cancelled/forfeited	(1.9)	$68.89	(0.6)	$66.09
Exercised	(3.5)	$33.49	—	$—
Vested	—	$—	(0.7)	$52.72
Outstanding at December 31, 2023	38.8	$57.38	3.5	$59.04
Granted	2.0	$65.83	3.5	$65.04
Cancelled/forfeited	(1.6)	$71.97	(1.1)	$67.61
Exercised	(7.9)	$45.36	—	$—
Vested	—	$—	(1.1)	$54.77
Outstanding at December 31, 2024	31.3	$60.22	4.8	$62.69
Granted	1.8	$88.76	2.9	$88.07
Cancelled/forfeited	(1.0)	$76.39	(0.4)	$70.81
Exercised	(7.8)	$54.94	—	$—
Vested	—	$—	(2.3)	$61.01
Outstanding at December 31, 2025	24.3	$63.39	5.0	$77.88

The following table summarizes information about vested stock options outstanding that are currently exercisable and stock options outstanding that are exercisable and expected to vest at December 31, 2025:

Outstanding, Vested Stock Options Currently Exercisable				Outstanding Stock Options Exercisable and Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term	Shares	Price	Value	Term
(In millions)		(In millions)	(Years)	(In millions)		(In millions)	(Years)
20.7	$61.46	$537.6	4.51	24.3	$63.39	$587.0	5.08

Note 15—Benefit Plans

We sponsor defined contribution plans that cover our domestic and international employees. During the years ended December 31, 2025, 2024 and 2023, we incurred $116.4 million, $122.9 million and $117.5 million, respectively, of employer contribution expenses under these plans. Additionally, we sponsor a defined benefit pension plan in the UK, which has total assets of $16.1 million and a net asset of $2.8 million as of December 31, 2025. The defined benefit pension plan we sponsor had total assets of $14.8 million and a net asset of $2.3 million as of December 31, 2024. We also sponsor unfunded defined benefit pension plans in India which have a total liability of $22.6 million as of December 31, 2025.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to SS&C common stockholders	$796.9	$760.5	$607.1

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	244.3	246.4	248.3
Weighted-average common stock equivalents – stock options and restricted shares	8.8	7.4	6.2
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	253.1	253.8	254.5

Earnings per share attributable to SS&C common stockholders – Basic	$3.26	$3.09	$2.45
Earnings per share attributable to SS&C common stockholders – Diluted	$3.15	$3.00	$2.39

Weighted-average stock options, SARs, RSUs and PSUs representing 4.8 million, 14.2 million and 23.4 million shares were outstanding for the years ended December 31, 2025, 2024 and 2023, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

Note 17—Income Taxes

The sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S.	$697.5	$698.7	$751.6
Foreign	277.3	195.0	106.1
Income before income taxes	$974.8	$893.7	$857.7

The income tax provision consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$80.4	$128.0	$194.4
Foreign	70.4	77.4	63.7
State	42.7	42.0	73.9
Total current income tax provision	193.5	247.4	332.0
Deferred:
Federal	0.1	(67.7)	(53.9)
Foreign	(12.2)	(14.9)	(20.8)
State	(5.3)	(32.8)	(8.2)
Total deferred income tax (benefit) provision	(17.4)	(115.4)	(82.9)
Total income tax provision	$176.1	$132.0	$249.1

Beginning in 2025 annual reporting, as described in Note 2, we adopted ASU 2023‑09, Improvements to Income Tax Disclosures, prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in millions, except percentages):

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$204.7	21.0%
State and local income taxes, net of federal income tax effect (1)	29.4	3.0
Foreign tax effects
Malta
Interest expense	(11.5)	(1.2)
Other	(0.8)	(0.1)
Other foreign jurisdictions	4.7	0.5
Effect of cross-border tax laws
Global Intangible Low-Taxed Income and Subpart F	29.7	3.0
Other	(5.4)	(0.6)
Tax credits
Research and development tax credits	(22.8)	(2.3)
Foreign tax credits	(15.7)	(1.6)
Nontaxable or nondeductible items
Stock based compensation	(28.6)	(2.9)
Officers compensation	17.7	1.8
Other	(0.2)	—
Changes in unrecognized tax benefits	(21.7)	(2.2)
Other adjustments	(3.4)	(0.3)
Effective tax rate	$176.1	18.1%

(1) State and local taxes in New York, New York City, Illinois, and California for 2025 made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation between the expected tax expense and the actual tax provision computed by applying the U.S. federal corporate income tax rate of 21% to income before income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows (in millions):

	Year Ended December 31,
	2024	2023
Computed “expected” tax expense	$187.7	$180.1
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	7.2	51.9
Foreign operations	15.6	34.6
Effects of stock based compensation	(19.4)	(5.5)
Effect of valuation allowance	(6.6)	(17.2)
Uncertain tax positions	(32.4)	19.2
Tax credits	(16.9)	(13.3)
Other	(3.2)	(0.7)
Provision for income taxes	$132.0	$249.1

On July 4, 2025, the One Big Beautiful Bill Act (“OB3”) was enacted in the United States. The OB3 includes a broad range of tax reform provisions for businesses, including extensions of key provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation became effective in 2025 while others are effective in 2026. The most significant tax provisions impacting our consolidated financial statements include the accelerated expensing of research and development costs incurred in the United States for tax years beginning after December 31, 2024, and 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. The legislation did not have a material impact on our provision for income taxes in 2025. We will continue to evaluate the future impact of OB3 on our 2026 and subsequent consolidated financial statements.

Beginning in 2025 annual reporting, as described in Note 2, we adopted ASU 2023‑09, Improvements to Income Tax Disclosures, prospectively. Cash paid for income taxes, net of refunds, for the year ended December 31, 2025 is as follows (in millions):

Year Ended December 31,
2025
U.S. federal	$111.5
U.S. state and local	34.1
Foreign
Luxembourg	24.6
United Kingdom	15.3
Other foreign jurisdictions	33.9
Total foreign	73.8
Total income taxes paid	$219.4

The components of deferred tax (liabilities) assets at December 31, 2025 and 2024 are as follows (in millions):

	Year Ended December 31,
	2025	2024
Deferred tax liabilities:
Depreciable and amortizable property	$(882.4)	$(764.2)
Investments	(174.4)	(170.6)
Leases	(53.4)	(48.0)
Other	(13.0)	(12.0)
Total deferred tax liabilities	(1,123.2)	(994.8)
Deferred tax assets:
Net operating loss carryforwards	87.8	68.3
Deferred compensation	78.6	87.2
Tax credit carryforwards	36.0	35.1
Interest expense carryforwards	39.8	43.1
Accrued expenses	15.4	2.1
Leases	59.7	54.7
Other	36.2	39.7
Total deferred tax assets	353.5	330.2
Valuation allowance	(47.6)	(38.4)
Deferred tax assets, net of valuation allowance	305.9	291.8
Net deferred tax liabilities	$(817.3)	$(703.0)

At December 31, 2025 and 2024, we had accrued a deferred income tax liability for foreign withholding taxes of $10.3 million and $9.6 million, respectively, on the unremitted earnings of our major Canadian subsidiary and certain unconsolidated foreign affiliates we do not control and whose earnings cannot be considered permanently reinvested. We have not accrued any deferred income taxes for withholding, foreign local or U.S. state income taxes on the unremitted earnings of other foreign subsidiaries as those earnings are permanently reinvested.

At December 31, 2025, we have domestic federal net operating loss carryforwards of $42.3 million, which will begin to expire in 2027 and state net operating loss carryforwards of $98.3 million, which will begin to expire in 2026. At December 31, 2025, we have foreign net operating loss carryforwards of $292.1 million, of which $278.2 million can be carried forward indefinitely. The remaining $13.9 million will begin to expire in 2026.

At December 31, 2025, we have tax credit carryforwards of $36.0 million relating to domestic and foreign jurisdictions, of which $15.3 million relate to domestic tax credits that are expected to be utilized before they begin to expire in 2026, $16.8 million relate to domestic tax credits that are not expected to be utilized before they begin to expire in 2026, $3.2 million relate to foreign jurisdictions that are expected to be utilized before they begin to expire in 2027 and $0.7 million relate to foreign jurisdictions that are not expected to be utilized before they begin to expire in 2027. The domestic credits consist primarily of federal and state research and development credits and foreign tax credits, while the foreign credits consist primarily of research and development credits and foreign tax credits in various jurisdictions and minimum alternative tax credit carryforwards related to our India operations.

A valuation allowance is recorded against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded valuation allowances of $47.6 million and $38.4 million at December 31, 2025 and 2024, respectively, related primarily to certain foreign and state net operating loss carryforwards and tax credit carryforwards. Of the $47.6 million valuation allowance recorded at December 31, 2025, $8.6 million relates to foreign attribute carryforwards that do not expire. The change in the valuation allowance from 2024 to 2025 is primarily due to an increase in valuation allowance on net operating loss and tax credit carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in millions):

Balance at December 31, 2023	$142.0
Increases related to current year tax positions	10.2
Increases related to prior tax positions	25.0
Decreases related to prior tax positions	(23.2)
Lapse in statute of limitation	(35.3)
Foreign exchange translation adjustment	(0.2)
Balance at December 31, 2024	$118.5
Increases related to current year tax positions	8.4
Increases related to prior tax positions	0.8
Decreases related to prior tax positions	(4.1)
Lapse in statute of limitation	(22.7)
Foreign exchange translation adjustment	(0.3)
Balance at December 31, 2025	$100.6

We recorded net benefits of $6.9 million and $12.9 million for potential penalties and interest on the unrecognized tax benefits during 2025 and 2024, respectively, and have recorded a total liability for potential penalties and interest, including penalties and interest related to unrecognized tax benefits, of $7.2 million and $16.1 million at December 31, 2025 and 2024, respectively. Our unrecognized tax benefits decreased from 2024 to 2025 due to a lapse in the statute of limitations for certain domestic tax filings and a decrease in prior year tax positions, offset partially by an increase in current year tax positions. Our unrecognized tax benefits decreased from 2023 to 2024 due to a lapse in the statute of limitations for certain domestic and foreign tax filings, offset partially by an increase in current and prior year tax positions. Our unrecognized tax benefits as of December 31, 2025 relate to domestic and foreign taxing jurisdictions and are recorded in other long-term liabilities on our Consolidated Balance Sheet at December 31, 2025.

Our U.S. federal income tax returns are currently under audit for tax years 2018 and 2019, while tax years 2022 through 2025 remain subject to examination. Various tax years from 2012 through 2025 are under, or are subject to, various state and foreign income tax examinations by taxing authorities.

Note 18—Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims. In our opinion, we are not involved in any litigation or proceedings that would have a material adverse effect on us or our business.

Note 19—Segment and Geographic Information

We operate in one operating segment and one reportable segment. Our CODM is our president and chief operating officer, who reviews financial information presented on a consolidated basis. Our CODM uses consolidated net income as the sole measure of segment profit or loss and to decide how to make resource allocation decisions. Significant segment expenses include cost of software-enabled services revenue cost of license, maintenance and related revenues, selling and marketing, research and development, and general and administrative expenses. For these significant and other segment expenses incurred during the years ended December 31, 2025, 2024 and 2023, refer to our Statements of Comprehensive Income.

Our geographic regions consist of the (a) Americas, (b) Europe, Middle East and Africa and (c) Asia Pacific.

Long-lived assets, primarily consisting of property, plant and equipment, net, were as follows as of December 31 (in millions):

	2025	2024	2023
Americas	$191.3	$222.4	$244.0
Europe, Middle East and Africa	83.2	67.1	63.9
Asia-Pacific	20.8	18.2	15.0
Total	$295.3	$307.7	$322.9

Long-lived assets in the United States totaled $185.5 million, $214.9 million and $236.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 20—Subsequent Events

Dividend Declared

On February 19, 2026, our Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock payable on March 16, 2026 to stockholders of record as of the close of business on March 2, 2026.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. In October 2025, we acquired the assets of Colossus Topco Limited, the parent company of Calastone Limited and its subsidiaries (collectively “Calastone”). Management has excluded Calastone from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by us in a purchase business combination during 2025. Calastone and its related entities are our wholly-owned subsidiaries whose total assets and total revenues each represent less than 1% of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2026 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2026 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2026 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2026 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2026 annual meeting of stockholders, which we intend to file within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

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
10.21†

Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 (File No. 001-34675)

10.22†

SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan, adopted effective May 15, 2019, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 2, 2019 (File No. 001-34675)

10.23†

SS&C Technologies Holdings, Inc. Executive Bonus Plan is incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed on April 16, 2014 (File No. 001-34675)

10.24†

Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.25†

Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-34675)

10.26†

Form of Stock Option Grant Notice and Form of Stock Option Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.27†

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.28†

Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement under the SS&C Technologies Holdings, Inc. Second Amended and Restated 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-34675)

10.29†

SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan, adopted effective May 17, 2023, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on May 31, 2023 (File No. 333-272295)

10.30†

Form of Stock Option Grant Notice and Form of Stock Option Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.30 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

10.31†

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.31 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

10.32†

Form of Performance Stock Unit Grant Notice and Form of Performance Stock Unit Award Agreement for Executive Officers under the SS&C Technologies Holdings, Inc. 2023 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.32 to SS&C Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34675)

10.33

First Repricing Amendment to the Credit Agreement, dated as of January 31, 2020, among SS&C Technologies Holdings, Inc., SS&C European Holdings S.a r.l., SS&C Technologies Holdings Europe S.a r.l., SS&C Financing LLC, Credit Suisse AG and Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34675)

10.34

Incremental Joinder, dated as of March 22, 2022, among SS&C Technologies Holdings, Inc., SS&C Technologies, Inc., SS&C Financing LLC, SS&C European Holdings S.à R.L, the other guarantors party thereto, the Term B-6 Lenders party thereto, the Term B-7 Lenders party thereto and Credit Suisse AG, Cayman Islands Branch is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2022 (File No. 001-34675)

10.35

Revolving Facility Amendment, dated as of December 28, 2022, by and among certain of SS&C Technologies Holdings, Inc.’s subsidiaries, SS&C Technologies Holdings, Inc., the other guarantors from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Senior Funding, Inc., and each lender from time to time party thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2023 (File No. 001-34675)

10.36

SOFR Amendment to Credit Agreement, dated as of June 6, 2023, among SS&C Technologies, Inc., SS&C European Holdings S.a.R.L., SS&C Technologies Holdings Europe S.a.R.L., SS&C Financing LLC, Credit Suisse AG, Cayman Islands Branch, as term facilities administrative agent, and Morgan Stanley Senior Funding, Inc., as revolving facility administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-34675)

10.37

First Supplemental Indenture, dated as of April 26, 2024, by and among SS&C Technologies, Inc., certain of SS&C Technologies Holdings, Inc.’s subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-34675)

10.38

Indenture, dated as of May 9, 2024, among SS&C Technologies Inc., SS&C Technologies Holdings, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2024 (File No. 001-34675)

10.39

Incremental Joinder & First Amendment to Credit Agreement, dated as of May 9, 2024, by and among SS&C Technologies, Inc., the other loan parties thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 9, 2024 (File No. 001-34675)

10.40†

SS&C Technologies Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, adopted effective May 29, 2024, is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on July 30, 2024 (File No. 333-281105)

10.41

Incremental Joinder to Credit Agreement, dated as of September 27, 2024, by and among SS&C Technologies, Inc., the lenders party thereto, the other loan parties thereto and Morgan Stanley Senior Funding, Inc., as term facilities administrative agent, is incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 1, 2024 (File No. 001-34675)

10.42

Incremental Joinder to Credit Agreement, dated as of October 14, 2025, by and among SS&C Technologies, Inc., the lenders party thereto, the other loan parties thereto and Morgan Stanley Senior Funding, Inc., as term facilities administrative agent, is incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 14, 2025 (File No. 001-34675)

10.43†

SS&C Technologies Holdings, Inc. Second Amended and Restated 2023 Stock Incentive Plan, adopted effective May 21, 2025, is incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrants 2025 Annual Meeting of Stockholders, as filed with the Commission on April 3, 2025 (File No. 001-34675)

19*	SS&C Technologies Holdings, Inc. Securities Transaction Policy, effective as of October 22, 2025
21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES HOLDINGS, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone	Chairman of the Board and Chief	February 26, 2026
William C. Stone	Executive Officer
(Principal Executive Officer)

/s/ Brian N. Schell	Executive Vice President and Chief	February 26, 2026
Brian N. Schell	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Normand A. Boulanger	Director	February 26, 2026
Normand A. Boulanger

/s/ Smita Conjeevaram	Director	February 26, 2026
Smita Conjeevaram

/s/ Jonathan E. Michael	Director	February 26, 2026
Jonathan E. Michael

/s/ Francesco Vanni d’Archirafi	Director	February 26, 2026
Francesco Vanni d’Archirafi

/s/ David A. Varsano	Director	February 26, 2026
David A. Varsano

/s/ Debra Walton-Ruskin	Director	February 26, 2026
Debra Walton-Ruskin

/s/ Michael J. Zamkow	Director	February 26, 2026
Michael J. Zamkow