Form 10-Q
period 2026-06-30
SS&C Technologies Holdings Inc
filed 2026-07-30
CIK 1402436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 234,654,996 shares of the registrant’s common stock outstanding as of July 23, 2026.

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

PART I

Item 1. Financial Statements

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$434.8	$462.1
Funds receivable and funds held on behalf of clients	3,984.5	3,799.5
Accounts receivable, net of allowance for credit losses of $37.2 and $34.9, respectively	1,023.6	978.7
Contract assets	41.0	49.2
Prepaid expenses and other current assets	213.4	193.7
Restricted cash and cash equivalents	2.3	4.5
Total current assets	5,699.6	5,487.7
Property, plant and equipment, net (Note 2)	265.3	289.5
Operating lease right-of-use assets	214.6	233.3
Investments (Note 3)	174.6	174.4
Unconsolidated affiliates (Note 4)	295.3	307.7
Contract assets	155.4	133.1
Goodwill (Note 5)	9,930.0	9,991.3
Intangible and other assets, net of accumulated amortization of $5,645.6 and $5,330.0, respectively	3,873.8	4,094.7
Total assets	$20,608.6	$20,711.7
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 6)	$265.0	$25.0
Client funds obligations	3,984.5	3,799.5
Accounts payable	62.6	87.2
Income taxes payable	—	23.3
Accrued employee compensation and benefits	233.5	348.9
Interest payable	32.1	31.6
Other accrued expenses	290.1	303.4
Deferred revenues	486.4	492.4
Total current liabilities	5,354.2	5,111.3
Long-term debt, net of current portion (Note 6)	7,312.2	7,408.4
Operating lease liabilities	200.1	213.2
Other long-term liabilities	193.8	190.2
Deferred income taxes	837.8	846.8
Total liabilities	13,898.1	13,769.9
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 7):
Preferred stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Class A non-voting common stock, $0.01 par value per share, 5.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share, 400.0 million shares authorized; 295.5 million shares and 293.6 million shares issued, respectively, and 234.6 million shares and 241.4 million shares outstanding, respectively	3.0	2.9
Additional paid-in capital	6,615.5	6,507.4
Accumulated other comprehensive loss	(368.7)	(294.2)
Retained earnings	4,506.5	4,179.2
Cost of common stock in treasury, 61.0 and 52.2 million shares, respectively	(4,115.6)	(3,507.7)
Total SS&C stockholders’ equity	6,640.7	6,887.6
Noncontrolling interest (Note 8)	69.8	54.2
Total equity	6,710.5	6,941.8
Total liabilities and equity	$20,608.6	$20,711.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Technology-enabled services	$1,408.2	$1,267.7	$2,815.5	$2,537.6
License, maintenance and related	287.5	269.1	527.3	513.1
Total revenues	1,695.7	1,536.8	3,342.8	3,050.7
Cost of revenues:
Technology-enabled services	771.6	693.9	1,512.1	1,361.2
License, maintenance and related	105.8	106.0	210.6	205.5
Total cost of revenues	877.4	799.9	1,722.7	1,566.7
Gross profit	818.3	736.9	1,620.1	1,484.0
Operating expenses:
Selling and marketing	160.5	152.4	312.2	304.7
Research and development	132.3	128.1	266.9	257.2
General and administrative	108.4	111.9	225.7	219.7
Total operating expenses	401.2	392.4	804.8	781.6
Operating income	417.1	344.5	815.3	702.4
Interest expense, net	(107.0)	(105.5)	(212.4)	(210.7)
Other income (expense), net	1.1	(1.1)	7.9	6.1
Equity in earnings of unconsolidated affiliates, net	3.0	1.6	6.9	3.9
Loss on extinguishment of debt	—	—	(0.4)	(0.9)
Income before income taxes	314.2	239.5	617.3	500.8
Provision for income taxes	78.9	58.4	155.7	106.5
Net income	235.3	181.1	461.6	394.3
Net income attributable to noncontrolling interest	(0.5)	(0.3)	(0.7)	(0.5)
Net income attributable to SS&C common stockholders	$234.8	$180.8	$460.9	$393.8

Basic earnings per share attributable to SS&C common stockholders	$0.99	$0.74	$1.92	$1.60
Diluted earnings per share attributable to SS&C common stockholders	$0.97	$0.72	$1.88	$1.55

Basic weighted-average number of common shares outstanding	238.1	244.9	239.8	245.4
Diluted weighted-average number of common and common equivalent shares outstanding	242.0	252.2	244.6	253.5

Net income	$235.3	$181.1	$461.6	$394.3
Other comprehensive (loss) income, net of tax:
Foreign currency exchange translation adjustment	(2.6)	207.8	(74.7)	300.3
Change in defined benefit pension obligation	(0.2)	—	0.2	—
Total other comprehensive (loss) income, net of tax	(2.8)	207.8	(74.5)	300.3
Comprehensive income	232.5	388.9	387.1	694.6
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.3)	(0.7)	(0.5)
Comprehensive income attributable to SS&C common stockholders	$232.0	$388.6	$386.4	$694.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$461.6	$394.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361.9	345.7
Equity in earnings of unconsolidated affiliates, net	(6.9)	(3.9)
Distributions received from unconsolidated affiliates	16.9	—
Stock-based compensation expense	123.7	112.9
Unrealized net (gains) losses on investments	(1.2)	3.5
Amortization of debt financing costs	3.7	3.3
Loss on extinguishment of debt	0.4	0.9
Loss on sale or disposition of property and equipment	2.9	0.1
Deferred income taxes	(7.1)	(41.8)
Provision for credit losses	11.6	9.2
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(59.3)	(27.8)
Prepaid expenses and other assets	(32.5)	(35.5)
Contract assets	(13.8)	(24.3)
Accounts payable	(25.8)	(14.8)
Accrued expenses and other liabilities	(113.2)	(19.6)
Income taxes prepaid and payable	2.1	(35.2)
Deferred revenue	(8.6)	(21.9)
Net cash provided by operating activities	716.4	645.1
Cash flow from investing activities:
Business acquisitions, net of cash acquired	(0.2)	(5.8)
Additions to property and equipment	(19.3)	(35.6)
Proceeds from sale of property and equipment	2.1	—
Additions to capitalized software	(125.9)	(99.8)
Investments in securities	(7.5)	(2.5)
Proceeds from sales / maturities of investments	7.7	0.1
Distributions received from (contributions to) unconsolidated affiliates	2.8	(9.8)
Collection of other non-current receivables	5.3	5.3
Net cash used in investing activities	(135.0)	(148.1)
Cash flow from financing activities:
Cash received from debt borrowings	450.0	122.0
Repayments of debt	(310.0)	(312.0)
Net decrease in client funds obligations	(132.1)	(391.2)
Proceeds from exercise of stock options	31.9	240.5
Withholding taxes paid related to equity award net share settlement	(55.8)	(47.4)
Purchases of common stock for treasury	(605.7)	(477.2)
Dividends paid on common stock	(129.3)	(122.5)
Proceeds from noncontrolling interests	14.9	—
Net cash used in financing activities	(736.1)	(987.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.9)	11.7
Net decrease in cash, cash equivalents and restricted cash	(161.6)	(479.1)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	3,573.8	3,370.5
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,412.2	$2,891.4

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$434.8	$480.3
Restricted cash and cash equivalents	2.3	2.6
Restricted cash and cash equivalents included in funds receivable and funds held on behalf of clients	2,975.1	2,408.5
	$3,412.2	$2,891.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Three Months Ended June 30, 2026
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at March 31, 2026	295.3	$3.0	$6,544.8	$4,337.3	$(365.9)	$(3,676.1)	$54.4	$6,897.5
Net income	—	—	—	234.8	—	—	0.5	235.3
Proceeds from noncontrolling interests	—	—	—	—	—	—	14.9	14.9
Foreign exchange translation adjustment	—	—	—	—	(2.6)	—	—	(2.6)
Change in defined benefit plan obligation	—	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	62.0	—	—	—	—	62.0
Exercise of options	0.2	—	9.5	—	—	—	—	9.5
Withholding taxes related to equity award net share settlement	—	—	(0.9)	—	—	—	—	(0.9)
Purchases of common stock	—	—	—	—	—	(439.5)	—	(439.5)
Dividends declared - $0.27 per share	—	—	0.1	(65.6)	—	—	—	(65.5)
Balance, at June 30, 2026	295.5	$3.0	$6,615.5	$4,506.5	$(368.7)	$(4,115.6)	$69.8	$6,710.5

	Three Months Ended June 30, 2025
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at March 31, 2025	288.7	$2.9	$6,117.1	$3,791.2	$(448.7)	$(2,677.1)	$74.4	$6,859.8
Net income	—	—	—	180.8	—	—	0.3	181.1
Foreign exchange translation adjustment	—	—	—	—	207.8	—	—	207.8
Stock-based compensation expense	—	—	60.2	—	—	—	—	60.2
Exercise of options	0.8	—	40.9	—	—	—	—	40.9
Withholding taxes related to equity award net share settlement	0.2	—	(9.8)	—	—	—	—	(9.8)
Purchases of common stock	—	—	—	—	—	(269.6)	—	(269.6)
Dividends declared - $0.25 per share	—	—	1.0	(62.1)	—	—	—	(61.1)
Balance, at June 30, 2025	289.7	$2.9	$6,209.4	$3,909.9	$(240.9)	$(2,946.7)	$74.7	$7,009.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions) (Unaudited)

	Six Months Ended June 30, 2026
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity
Balance, at December 31, 2025	293.6	$2.9	$6,507.4	$4,179.2	$(294.2)	$(3,507.7)	$54.2	$6,941.8
Net income	—	—	—	460.9	—	—	0.7	461.6
Proceeds from noncontrolling interests	—	—	—	—	—	—	14.9	14.9
Foreign exchange translation adjustment	—	—	—	—	(74.7)	—	—	(74.7)
Change in defined benefit plan obligation	—	—	—	—	0.2	—	—	0.2
Stock-based compensation expense	—	—	123.7	—	—	—	—	123.7
Exercise of options	0.6	—	31.2	—	—	—	—	31.2
Withholding taxes related to equity award net share settlement	1.3	0.1	(50.5)	—	—	—	—	(50.4)
Purchases of common stock	—	—	—	—	—	(607.9)	—	(607.9)
Dividends declared - $0.54 per share	—	—	3.7	(133.6)	—	—	—	(129.9)
Balance, at June 30, 2026	295.5	$3.0	$6,615.5	$4,506.5	$(368.7)	$(4,115.6)	$69.8	$6,710.5

	Six Months Ended June 30, 2025
	SS&C Stockholders
	Common Stock
	Number				Accumulated
	of		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity
Balance, at December 31, 2024	284.4	$2.8	$5,901.6	$3,641.9	$(541.2)	$(2,470.2)	$74.2	$6,609.1
Net income	—	—	—	393.8	—	—	0.5	394.3
Foreign exchange translation adjustment	—	—	—	—	300.3	—	—	300.3
Stock-based compensation expense	—	—	112.9	—	—	—	—	112.9
Exercise of options	4.4	0.1	241.6	—	—	—	—	241.7
Withholding taxes related to equity award net share settlement	0.9	—	(48.6)	—	—	—	—	(48.6)
Purchases of common stock	—	—	—	—	—	(476.5)	—	(476.5)
Dividends declared - $0.50 per share	—	—	1.9	(125.8)	—	—	—	(123.9)
Balance, at June 30, 2025	289.7	$2.9	$6,209.4	$3,909.9	$(240.9)	$(2,946.7)	$74.7	$7,009.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SS&C TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “2025 Form 10-K”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the unaudited Condensed Consolidated Financial Statements) necessary for a fair statement of our financial position as of June 30, 2026, the results of our operations for the three and six months ended June 30, 2026 and 2025, and our cash flows for the six months ended June 30, 2026 and 2025. The unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements and should be read in conjunction with the audited Consolidated Financial Statements and footnotes as of and for the year ended December 31, 2025, which were included in the 2025 Form 10-K. The December 31, 2025 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the expected results for any subsequent quarters or the full year. Prior to the first quarter of 2026, line items presented as “technology-enabled services” were previously presented as “software-enabled services” in the unaudited Condensed Consolidated Financial Statements.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of SS&C Technologies Holdings, Inc. and its subsidiaries, including a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

We operate in one operating segment and one reportable segment. Our Chief Operating Decision Maker (“CODM”) is our president and chief operating officer, who reviews financial information presented on a consolidated basis. Our CODM uses consolidated net income as the sole measure of segment profit or loss and to decide how to make resource allocation decisions. Significant segment expenses include cost of technology-enabled services revenues, cost of license, maintenance and related revenues, selling and marketing, research and development, and general and administrative expenses. For these significant and other segment expenses incurred during the three and six months ended June 30, 2026 and 2025 refer to our unaudited Condensed Consolidated Statements of Comprehensive Income.

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

Note 2—Property, Plant and Equipment, net

Property, plant and equipment and the related accumulated depreciation are as follows (in millions):

	June 30,	December 31,
	2026	2025
Land	$24.1	$25.1
Building and improvements	214.3	223.5
Equipment, furniture, and fixtures	504.7	506.2
	743.1	754.8
Less: accumulated depreciation	(477.8)	(465.3)
Total property, plant and equipment, net	$265.3	$289.5

Depreciation expense for the three and six months ended June 30, 2026 was $17.5 million and $35.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $17.9 million and $35.7 million, respectively.

As of June 30, 2026 and December 31, 2025, unpaid property, plant and equipment additions totaling $21.6 million and $23.7 million, respectively, are included in accounts payable and other accrued expenses, in our unaudited Condensed Consolidated Balance Sheets.

Amortization expense related to capitalized software development costs for the three and six months ended June 30, 2026 was $41.1 million and $81.8 million, respectively. Amortization expense related to capitalized software development costs for the three and six months ended June 30, 2025 was $36.7 million and $71.0 million, respectively. Capitalized software is included in intangible and other assets, net, in our unaudited Condensed Consolidated Balance Sheets.

Note 3—Investments

Investments are as follows (in millions):

	June 30,	December 31,
	2026	2025
Non-marketable equity securities	$124.1	$124.1
Seed capital investments	33.7	26.4
Marketable equity securities	13.8	19.6
Partnership interests in private equity funds	3.0	4.3
Total investments	$174.6	$174.4

Realized and unrealized gains and losses for our equity securities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains (losses) on equity securities held as of the end of the period	$2.7	$(1.7)	$2.0	$(3.5)
Realized gains for equity securities sold during the period	—	—	0.2	—
Total gains (losses) recognized in other income (expense), net	$2.7	$(1.7)	$2.2	$(3.5)

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

As of June 30, 2026 and December 31, 2025, we held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis. These investments include money market funds and marketable equity securities where fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the tables below. Investments for which we elected net asset value as a practical expedient for fair value and investments measured using the fair value measurement alternative are excluded from the tables below. Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below. The fair values of cash, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	June 30, 2026	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,726.2	$2,726.2	$—	$—
Seed capital investments (2)	33.7	33.7	—	—
Marketable equity securities (2)	13.8	13.8	—	—
Deferred compensation liabilities (3)	(8.4)	(8.4)	—	—
Total	$2,765.3	$2,765.3	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,759.2	$2,759.2	$—	$—
Seed capital investments (2)	26.4	26.4	—	—
Marketable equity securities (2)	19.6	19.6	—	—
Deferred compensation liabilities (3)	(9.4)	(9.4)	—	—
Total	$2,795.8	$2,795.8	$—	$—

(1)
As of June 30, 2026, included $61.6 million of cash and cash equivalents, $1.2 million of restricted cash and $2,663.5 million of funds receivable and funds held on behalf of clients on the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2025, included $76.6 million of cash and cash equivalents, $1.3 million of restricted cash and $2,681.3 million of funds receivable and funds held on behalf of clients on the unaudited Condensed Consolidated Balance Sheets.
(2)
Included in investments on the unaudited Condensed Consolidated Balance Sheets.
(3)
Included in other long-term liabilities on the unaudited Condensed Consolidated Balance Sheets.

We have partnership interests in various private equity funds that are not included in the tables above. Our investments in private equity funds were $3.0 million and $4.3 million at June 30, 2026 and December 31, 2025, respectively, of which $2.8 million and $3.1 million, respectively, were measured using net asset value as a practical expedient for fair value and $0.2 million and $1.2 million, respectively, were accounted for under the equity method of accounting. The investments in private equity funds represent underlying investments in domestic and international markets across various industry sectors.

Generally, our investments in private equity funds are non-transferable or are subject to long holding periods, and withdrawals from the private equity funds are typically not permitted. The maximum risk of loss related to our private equity funds is limited to the carrying value.

Note 4—Unconsolidated Affiliates

Investments in unconsolidated affiliates are as follows (in millions):

		June 30, 2026		December 31, 2025
	Ownership Percentage (1)	Carrying Value	Excess carrying value of investment over proportionate share of net assets	Carrying Value	Excess carrying value of investment over proportionate share of net assets
Orbit Private Investments L.P.	9.8%	$190.5	$—	$202.9	$—
Broadway Square Partners, LLP	50.0%	50.3	27.4	51.2	27.8
International Financial Data Services L.P.	50.0%	42.9	23.0	41.4	24.6
Pershing Road Development Company, LLC	50.0%	10.5	49.4	10.3	50.6
Other unconsolidated affiliates		1.1	—	1.9	—
Total		$295.3	$99.8	$307.7	$103.0

(1)
Ownership percentage is as of June 30, 2026 and December 31, 2025.

Investments in unconsolidated affiliates are accounted for under the equity method of accounting. We record our proportionate share of the results of the unconsolidated affiliates and amortization expense related to basis differences in equity in earnings of unconsolidated affiliates, net on the unaudited Condensed Consolidated Statements of Comprehensive Income. During the six months ended June 30, 2026, we received a distribution of $16.9 million from Orbit Private Investment L.P. which reduced our investment in the affiliate. We recorded the distribution as an operating cash inflow in our unaudited Condensed Consolidated Statements of Cash Flows due to the nature of the distribution.

Equity in earnings of unconsolidated affiliates, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Orbit Private Investments L.P.	$0.1	$(0.3)	$4.5	$0.1
Broadway Square Partners, LLP	(0.4)	—	(0.9)	(0.4)
International Financial Data Services L.P.	1.2	2.2	1.1	4.4
Pershing Road Development Company, LLC	—	(0.3)	0.2	(0.2)
Other unconsolidated affiliates	2.1	—	2.0	—
Total	$3.0	$1.6	$6.9	$3.9

Note 5—Goodwill

The change in carrying value of goodwill as of and for the six months ended June 30, 2026 is as follows (in millions):

Balance at December 31, 2025	$9,991.3
Adjustments to prior acquisitions	(0.2)
Effect of foreign currency translation	(61.1)
Balance at June 30, 2026	$9,930.0

Note 6—Debt

At June 30, 2026 and December 31, 2025, debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Senior secured credit facilities, weighted-average interest rate of 5.56% and 5.63%, respectively	$4,626.9	$4,716.9
5.5% senior notes due 2027	2,000.0	2,000.0
6.5% senior notes due 2032	750.0	750.0
Senior secured credit facilities revolving portion, weighted-average interest rate of 4.97%	230.0	—
Unamortized original issue discount and debt issuance costs	(29.7)	(33.5)
	7,577.2	7,433.4
Less: current portion of long-term debt	265.0	25.0
Long-term debt	$7,312.2	$7,408.4

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at June 30, 2026	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,861.9	May 9, 2031	(1)
Term A-9 Loans	765.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility (4)	230.0	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
Per the September 2024 Incremental Joinder, scheduled quarterly payments of 0.25% are required. We have made all required scheduled payments on our Term B-8 Loans and do not have any principal payments due until maturity.
(2)
The Term A-9 Loans will mature on the earlier to occur of (1) September 27, 2029 or (2) 91 days prior to the maturity of (x) the 5.5% Senior Notes if more than $150.0 million aggregate principal amount of the 5.5% Senior Notes remains outstanding on the 91st day prior to the maturity of the 5.5% Senior Notes or (y) the Revolving Credit Facility if more than $150.0 million aggregate principal amount of commitments remain outstanding on the 91st day prior to such maturity, whichever of (x) or (y) comes first.
(3)
Scheduled quarterly payment required for the first eight fiscal quarters commencing with the fiscal quarter ending December 31, 2024. The scheduled quarterly payment will increase to 1.250% as of December 31, 2026 and for each quarter thereafter until the maturity date of the Term A-9 Loans.
(4)
The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $363.4 million was available as of June 30, 2026. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $6.6 million was utilized as of June 30, 2026.

As of June 30, 2026, we were in compliance with all financial and non-financial covenants.

Fair Value of Debt

The carrying amounts and fair values of debt are as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Senior secured credit facilities	$4,603.7	$4,628.0	$4,690.7	$4,755.5
5.5% senior notes due 2027	1,999.1	2,001.6	1,998.8	2,004.4
6.5% senior notes due 2032	744.4	757.4	743.9	781.5
Senior secured credit facilities, revolving portion	230.0	230.0	—	—

The above fair values, which are Level 2 liabilities, were computed based on comparable quoted market prices.

Note 7—Stockholders’ Equity

Stock repurchase program

In July 2024, our Board of Directors authorized a stock repurchase program, which enabled us to repurchase up to $1 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. In each of May 2025 and May 2026, our Board of Directors authorized a stock repurchase program, which enables us to repurchase up to $1.5 billion in the aggregate of our outstanding common stock on the open market or in privately negotiated transactions until the one-year anniversary of the Board’s authorization, unless earlier terminated by the Board. During the three and six months ended June 30, 2026, we repurchased 6.4 million and 8.7 million shares, respectively, of common stock for approximately $439.5 million and $607.9 million, respectively, which includes a 1% excise tax on share repurchases. During the three and six months ended June 30, 2025, we repurchased 3.4 million and 5.8 million shares, respectively, of common stock for approximately $269.6 million and $476.5 million, respectively, which includes a 1% excise tax on share repurchases. We use the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

Dividends

We paid quarterly cash dividends of $0.27 per share of common stock in each of March and June 2026 totaling $129.3 million. We paid quarterly cash dividends of $0.25 per share of common stock in each of March and June 2025 totaling $122.5 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances, net of tax, consist of the following (in millions):

	Foreign Currency Translation	Defined Benefit Obligation	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(284.0)	$(10.2)	$(294.2)
Net current period other comprehensive (loss) income (1)	(74.7)	0.2	(74.5)
Balance, June 30, 2026	$(358.7)	$(10.0)	$(368.7)

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

During the three months ended June 30, 2026, the Board of DomaniRx authorized a mandatory additional capital contribution in accordance with each member’s ownership interest in DomaniRx in the amount of $75.0 million. We received cash capital contributions from our joint venture partners totaling $14.9 million during the three months ended June 30, 2026. Our cash capital contribution was paid in July 2026.

The carrying value of the assets and liabilities associated with DomaniRx included in our unaudited condensed consolidated balance sheet at June 30, 2026 and December 31, 2025, which are limited for use in its operations and do not have recourse against our general credit or our senior secured credit facilities, are as follows:

	June 30,	December 31,
	2026	2025
Assets:
Cash and cash equivalents	$31.9	$28.4
Prepaid expenses and other current assets	0.1	0.5
Intangible assets	241.7	232.7
Other assets	18.2	12.0
Liabilities:
Other liabilities	1.1	1.1

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

Deferred revenues primarily represent unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Long-term deferred revenue of $36.2 million and $42.1 million, was included in other long-term liabilities as of June 30, 2026 and December 31, 2025, respectively, in our unaudited Condensed Consolidated Balance Sheets. Deferred revenues are recorded on a net basis with contract assets at the contract level. Accordingly, as of June 30, 2026 and December 31, 2025, approximately $84.3 million and $71.7 million, respectively, of deferred revenue is presented net within contract assets arising from the same contracts. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $373.2 million for the six months ended June 30, 2026.

As of June 30, 2026, revenue of approximately $1,015.5 million is expected to be recognized from remaining performance obligations for license, maintenance and related revenues, of which $461.8 million is expected to be recognized over the next twelve months and the remainder is expected to be recognized over a weighted average period of approximately two years.

We record revenue net of any taxes assessed by governmental authorities.

Revenue Disaggregation

The following table disaggregates our revenues by geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$1,219.2	$1,127.0	$2,398.8	$2,248.5
Europe, Middle East and Africa	367.4	326.4	728.5	633.4
Asia-Pacific	109.1	83.4	215.5	168.8
Total	$1,695.7	$1,536.8	$3,342.8	$3,050.7

Revenue recognized from customers in the United States was $1,106.0 million and $2,172.0 million for the three and six months ended June 30, 2026, respectively. Revenue recognized from customers in the United States was $1,034.6 million and $2,071.1 million for the three and six months ended June 30, 2025, respectively.

The following table disaggregates our revenues by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology-enabled services	$1,408.2	$1,267.7	$2,815.5	$2,537.6
Maintenance and term licenses	256.2	232.9	468.3	446.1
Professional services	26.9	26.2	51.1	50.1
Perpetual licenses	4.4	10.0	7.9	16.9
Total	$1,695.7	$1,536.8	$3,342.8	$3,050.7

Note 10—Stock-based Compensation

Stock options, PSUs and RSUs

The amount of stock-based compensation expense recognized in our unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Comprehensive Income Classification	2026	2025	2026	2025
Cost of technology-enabled services	$22.8	$21.2	$43.5	$38.6
Cost of license, maintenance and other related	2.0	2.3	3.7	4.5
Total cost of revenues	24.8	23.5	47.2	43.1
Selling and marketing	13.4	10.1	27.8	19.2
Research and development	9.5	8.5	19.2	16.1
General and administrative	14.3	18.1	29.5	34.5
Total operating expenses	37.2	36.7	76.5	69.8
Total stock-based compensation expense	$62.0	$60.2	$123.7	$112.9

The following table summarizes stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) activity, for the six months ended June 30, 2026 (shares in millions):

	Stock Options	PSUs and RSUs
Outstanding at December 31, 2025	24.3	5.0
Granted	2.1	3.2
Cancelled/forfeited	(0.3)	(0.2)
Exercised	(0.6)	n/a
Vested	n/a	(2.0)
Outstanding at June 30, 2026	25.5	6.0

Note 11—Income Taxes

The effective tax rate was 25.1% and 24.4% for the three months ended June 30, 2026 and 2025, respectively, and 25.2% and 21.3% for the six months ended June 30, 2026 and 2025, respectively. The change in the effective tax rate for the three and six months ended June 30, 2026 compared to the prior year was primarily related to a decrease in recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. Certain provisions of the legislation became effective in 2025 while others became effective in 2026. The legislation did not have a material impact on our provision for income taxes during the year ended December 31, 2025 or the three and six months ended June 30, 2026.

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

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to SS&C common stockholders	$234.8	$180.8	$460.9	$393.8

Shares attributable to SS&C:
Weighted-average common shares outstanding – used in calculation of basic EPS	238.1	244.9	239.8	245.4
Weighted-average common stock equivalents – stock options and restricted shares	3.9	7.3	4.8	8.1
Weighted-average common and common equivalent shares outstanding – used in calculation of diluted EPS	242.0	252.2	244.6	253.5

Earnings per share attributable to SS&C common stockholders – Basic	$0.99	$0.74	$1.92	$1.60
Earnings per share attributable to SS&C common stockholders – Diluted	$0.97	$0.72	$1.88	$1.55

Weighted-average stock options, RSUs and PSUs representing 15.5 million and 10.9 million shares were outstanding for the three and six months ended June 30, 2026, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive. Weighted-average stock options, RSUs and PSUs representing 10.2 million and 9.1 million shares were outstanding for the three and six months ended June 30, 2025, respectively, but were not included in the computation of diluted EPS because the effect of including them would be anti-dilutive.

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

Ongoing macroeconomic conditions, such as changes in interest rates and inflation, volatility in capital markets, global trade issues, geopolitical tensions, foreign currency exchange rate fluctuations, and other similar factors, could impact our results that are uncertain and, in many respects, outside our control. The situations remain dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations. We will continue to evaluate the nature and extent of the potential impacts to our business, consolidated results of operations, liquidity and capital resources.

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

Revenues

We derive our revenues from two sources: technology-enabled services revenues and license, maintenance and related revenues. As a general matter, fluctuations in our technology-enabled services revenues are attributable to our customer retention, the number of new technology-enabled services, total assets under management in our clients’ portfolios and the number of outsourced transactions managed for our existing clients. Technology-enabled services revenues also fluctuate as a result of reimbursements received for “out-of-pocket” expenses, such as postage and telecommunications charges. Because these additional revenues are offset by the reimbursable expenses incurred, there is no impact on gross profit, operating income and net income, however the reimbursements billed and expenses incurred can lead to fluctuations in revenues, cost of revenues and gross margin percentage each period. License, maintenance and related revenues consist primarily of term and perpetual license fees, maintenance fees and professional services. Maintenance revenues vary based on customer retention and on the annual increases in fees, which are generally tied to the consumer price index. License and professional services revenues tend to fluctuate based on the number of new licensing clients, the timing and terms of contract renewals and demand for consulting services.

The following table provides the percentage of total revenue derived by the two sources of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology-enabled services	83.0%	82.5%	84.2%	83.2%
License, maintenance and related	17.0%	17.5%	15.8%	16.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth revenues (dollars in millions) and percent change in revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2026	2025		2026	2025
Technology-enabled services	$1,408.2	$1,267.7	11.1%	$2,815.5	$2,537.6	11.0%
License, maintenance and related	287.5	269.1	6.8%	527.3	513.1	2.8%
Total revenues	$1,695.7	$1,536.8	10.3%	$3,342.8	$3,050.7	9.6%

Three Months Ended June 30, 2026 and 2025. Our revenues increased $158.9 million, or 10.3%, primarily due to an increase of $117.6 million in organic revenue growth primarily driven by strength in the SS&C GlobeOp fund administration, Wealth and Investment Technology, and Global Investor and Distribution Solutions businesses. Our revenues also increased due to acquisitions, which contributed $35.9 million, and the favorable impact from foreign currency translation of $5.4 million.

Technology-enabled services revenues increased $140.5 million, or 11.1%, primarily due to an increase in organic revenues of $101.6 million as well as acquisitions, which added $35.9 million in revenues, and the favorable impact from foreign currency translation of $3.0 million. License, maintenance and related revenues increased $18.4 million, or 6.8%, due to an increase in organic revenues of $16.0 million and the favorable impact from foreign currency translation of $2.4 million.

Six Months Ended June 30, 2026 and 2025. Our revenues increased $292.1 million, or 9.6%, primarily due to an increase of $193.6 million in organic revenue growth primarily driven by strength in the SS&C GlobeOp fund administration and Global Investor and Distribution Solutions businesses. Our revenues also increased due to acquisitions, which contributed $70.8 million, and the favorable impact from foreign currency translation of $27.7 million.

Technology-enabled services revenues increased $277.9 million, or 11.0%, primarily due to an increase in organic revenues of $187.9 million as well as acquisitions, which added $70.8 million in revenues, and the favorable impact from foreign currency translation of $19.2 million. License, maintenance and related revenues increased $14.2 million, or 2.8%, due to the favorable impact from foreign currency translation of $8.5 million and an increase in organic revenues of $5.7 million.

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

The following tables set forth each of the following cost of revenues as a percentage of their respective revenue source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of technology-enabled services	54.8%	54.7%	53.7%	53.6%
Cost of license, maintenance and related	36.8%	39.4%	39.9%	40.1%
Total cost of revenues	51.7%	52.0%	51.5%	51.4%
Gross margin percentage	48.3%	48.0%	48.5%	48.6%

The following table sets forth cost of revenues (dollars in millions) and percent change in cost of revenues for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2026	2025		2026	2025
Cost of technology-enabled services	$771.6	$693.9	11.2%	$1,512.1	$1,361.2	11.1%
Cost of license, maintenance and related	105.8	106.0	(0.2)%	210.6	205.5	2.5%
Total cost of revenues	$877.4	$799.9	9.7%	$1,722.7	$1,566.7	10.0%

Three Months Ended June 30, 2026 and 2025. Our total cost of revenues increased by $77.5 million, or 9.7%, primarily due to an increase of $54.5 million in organic costs as well as acquisitions, which added $20.2 million in costs, and the unfavorable impact from foreign currency translation, which increased costs by $2.8 million. Our organic cost increase reflects continued investment in delivering client service.

Cost of technology-enabled services revenues increased $77.7 million, or 11.2%, due to an increase of $55.1 million in organic costs, acquisitions, which added $20.2 million in costs, and the unfavorable impact from foreign currency translation of $2.4 million. Cost of license, maintenance and related revenues decreased $0.2 million, or 0.2%, due to a decrease of $0.6 million in organic costs, partially offset by the unfavorable impact from foreign currency translation of $0.4 million.

Six Months Ended June 30, 2026 and 2025. Our total cost of revenues increased by $156.0 million, or 10.0%, primarily due to an increase of $97.4 million in organic costs as well as acquisitions, which added $40.0 million in costs, and the unfavorable impact from foreign currency translation, which increased costs by $18.6 million. Our organic cost increase reflects continued investment in delivering client service.

Cost of technology-enabled services revenues increased $150.9 million, or 11.1%, due to an increase of $95.3 million in organic costs, acquisitions, which added $40.0 million in costs, and the unfavorable impact from foreign currency translation of $15.6 million. Cost of license, maintenance and related revenues increased $5.1 million, or 2.5%, due to the unfavorable impact from foreign currency translation of $3.0 million and an increase of $2.1 million in organic costs.

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

The following table sets forth the percentage of our total revenues represented by each of the following operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling and marketing	9.5%	9.9%	9.3%	10.0%
Research and development	7.8%	8.3%	8.0%	8.4%
General and administrative	6.4%	7.3%	6.8%	7.1%
Total operating expenses	23.7%	25.5%	24.1%	25.6%

The following table sets forth operating expenses (dollars in millions) and percent change in operating expenses for the periods indicated:

	Three Months Ended June 30,		Percent Change from Prior Period	Six Months Ended June 30,		Percent Change from Prior Period
	2026	2025		2026	2025
Selling and marketing	$160.5	$152.4	5.3%	$312.2	$304.7	2.5%
Research and development	132.3	128.1	3.3%	266.9	257.2	3.8%
General and administrative	108.4	111.9	(3.1)%	225.7	219.7	2.7%
Total operating expenses	$401.2	$392.4	2.2%	$804.8	$781.6	3.0%

Three Months Ended June 30, 2026 and 2025. Operating expenses increased $8.8 million, or 2.2%, due to acquisitions, which added $15.5 million in expenses and the unfavorable impact from foreign currency translation of $1.2 million. These increases were partially offset by a decrease of $7.9 million in organic operating expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily decreased due to lower personnel costs.

Six Months Ended June 30, 2026 and 2025. Operating expenses increased $23.2 million, or 3.0%, due to acquisitions, which added $31.1 million in expenses and the unfavorable impact from foreign currency translation of $10.3 million. These increases were partially offset by a decrease of $18.2 million in organic operating expenses. Total operating expenses, excluding the impact of acquisitions and foreign currency translation, primarily decreased due to lower personnel costs.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 for Interest, Taxes and Other

Interest expense, net. Net interest expense totaled $107.0 million and $212.4 million for the three and six months ended June 30, 2026, respectively, compared to $105.5 million and $210.7 million for the three and six months ended June 30, 2025, respectively. The increase in interest expense, net for 2026 as compared to 2025 is primarily due to higher debt balances partially offset by lower interest rates. We had an average interest rate of 5.70% and 5.69% for the three and six months ended June 30, 2026, respectively, compared to 6.14% and 6.11% for the three and six months ended June 30, 2025, respectively.

Other income (expense), net. Other income (expense), net was $1.1 million and $7.9 million for the three and six months ended June 30, 2026, respectively, compared to $(1.1) million and $6.1 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, other income (expense), net was primarily comprised of dividend income of $1.0 million and $10.3 million, respectively, and foreign currency translation gains of $1.7 million and $0.3 million, respectively, partially offset by losses on fixed asset sales of $2.9 million in both periods. For the three and six months ended June 30, 2025, other income (expense), net consisted primarily of dividend income of $2.5 million and $13.7 million, respectively, offset by foreign currency translation losses of $1.9 million and $4.1 million, respectively, and investment losses due to mark-to-market adjustments of $1.7 million and $3.5 million, respectively.

Equity in earnings of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $3.0 million and $6.9 million for the three and six months ended June 30, 2026, respectively, compared to $1.6 million and $3.9 million for the three and six months ended June 30, 2025, respectively.

Provision for income taxes. The following table sets forth the provision for income taxes (dollars in millions) and effective tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$78.9	$58.4	$155.7	$106.5
Effective tax rate	25.1%	24.4%	25.2%	21.3%

Our effective tax rates for the three and six months ended June 30, 2026 and 2025 differ from the statutory rate of 21.0% primarily due to the composition of income before income taxes from foreign and domestic tax jurisdictions, foreign income that is being taxed in the U.S. offset by foreign tax credits that are being limited and the recognition of windfall tax benefits from stock awards. The change in the effective tax rate for the three and six months ended June 30, 2026 compared to the prior year was primarily related to a decrease in recognition of windfall tax benefits from stock awards in the current year and a proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in the United Kingdom and India. We anticipate the statutory tax rates in 2026 to be 25.0% in the United Kingdom and approximately 25.5% in India. A future change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. Certain provisions of the legislation became effective in 2025 while others became effective in 2026. The legislation did not have a material impact on our provision for income taxes during the year ended December 31, 2025 or the three and six months ended June 30, 2026.

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

We paid quarterly cash dividends of $0.27 per share of common stock in each of March and June 2026 totaling $129.3 million. We paid quarterly cash dividends of $0.25 per share of common stock in each of March and June 2025 totaling $122.5 million.

Client funds obligations include our transfer agency client balances invested overnight, claims administration funds due to our customers, as well as our contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the unaudited Condensed Consolidated Balance Sheets when incurred, generally after a claim has been processed by us. Our contractual obligations to remit funds to satisfy client obligations are primarily sourced by funds held on behalf of clients. We had $3,984.5 million of client funds obligations at June 30, 2026.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended June 30,
Net cash, cash equivalents and restricted cash and cash equivalents provided by (used in):	2026	2025	Change From Prior Year
Operating activities	$716.4	$645.1	$71.3
Investing activities	(135.0)	(148.1)	13.1
Financing activities	(736.1)	(987.8)	251.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.9)	11.7	(18.6)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(161.6)	$(479.1)	$317.5

Net cash provided by operating activities was $716.4 million for the six months ended June 30, 2026. Cash provided by operating activities primarily resulted from net income of $461.6 million adjusted for non-cash items of $505.9 million, partially offset by changes in our working capital accounts totaling $251.1 million. The changes in our working capital accounts were mainly driven by a decrease in accrued expenses and increases in accounts receivable and prepaid expenses as well as decreases in accounts payable.

Investing activities used net cash of $135.0 million for the six months ended June 30, 2026, primarily related to $125.9 million in capitalized software development costs, $19.3 million in capital expenditures, and $7.5 million investment in securities, partially offset by proceeds from the sales / maturities of investments of $7.7 million and the collection of other non-current receivables of $5.3 million.

Financing activities used net cash of $736.1 million for the six months ended June 30, 2026, primarily related to $605.7 million of purchases of common stock for treasury, a net decrease in client fund obligations of $132.1 million, $129.3 million in quarterly dividends paid, and $55.8 million in withholding taxes paid related to equity award net share settlements, partially offset by net borrowings of debt of $140.0 million, proceeds of $31.9 million from stock option exercises, and proceeds from noncontrolling interests of $14.9 million.

We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2026, we held approximately $237.1 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for income taxes had been made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Secured Credit Facilities and Senior Notes

The table below provides a summary of the key terms of our Senior Secured Credit Facilities and Senior Notes:

	Amount Outstanding at June 30, 2026	Maturity	Scheduled Quarterly
	(in millions)	Date	Payments Required
Senior Secured Credit Facilities
Term B-8 Loans	$3,861.9	May 9, 2031	(1)
Term A-9 Loans	765.0	September 27, 2029 (2)	0.625% (3)
Revolving Credit Facility (4)	230.0	December 28, 2027	None
5.5% Senior Notes	2,000.0	September 30, 2027	None
6.5% Senior Notes	750.0	June 1, 2032	None
(1)
Per the September 2024 Incremental Joinder, scheduled quarterly payments of 0.25% are required. We have made all required scheduled payments on our Term B-8 Loans and do not have any principal payments due until maturity.
(2)
The Term A-9 Loans will mature on the earlier to occur of (1) September 27, 2029 or (2) 91 days prior to the maturity of (x) the 5.5% Senior Notes if more than $150.0 million aggregate principal amount of the 5.5% Senior Notes remains outstanding on the 91st day prior to the maturity of the 5.5% Senior Notes or (y) the Revolving Credit Facility if more than $150.0 million aggregate principal amount of commitments remain outstanding on the 91st day prior to such maturity, whichever of (x) or (y) comes first.

(3)
Scheduled quarterly payment required for the first eight fiscal quarters commencing with the fiscal quarter ending December 31, 2024. The scheduled quarterly payment will increase to 1.250% as of December 31, 2026 for each quarter thereafter until the maturity date of the Term A-9 Loans.
(4)
The senior secured credit facility has a revolving credit facility available for borrowings by SS&C with $600.0 million in available commitments (“Revolving Credit Facility”), of which $363.4 million was available as of June 30, 2026. The Revolving Credit Facility also contains a $75.0 million letter of credit sub-facility, of which $6.6 million was utilized as of June 30, 2026.

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

The amended senior secured credit facility includes negative covenants that, among other things and subject to certain thresholds and exceptions, limit our ability and the ability of our restricted subsidiaries to incur debt or liens, make investments (including in the form of loans and acquisitions), merge, liquidate or dissolve, sell property and assets, including capital stock of our subsidiaries, pay dividends on our capital stock or redeem, repurchase or retire our capital stock, alter the business we conduct, amend, prepay, redeem or purchase subordinated debt, or engage in transactions with our affiliates. The amended senior secured credit facility also contains customary representations and warranties, affirmative covenants and events of default, subject to customary thresholds and exceptions. In addition, the amended senior secured credit facility contains a financial covenant for the benefit of the Revolving Credit Facility requiring us to maintain a maximum consolidated net secured leverage ratio. The amended senior secured credit facility also contains a financial maintenance covenant for the benefit of the Term A-9 Loans that will require us to maintain a separate maximum consolidated net secured leverage ratio. In addition, under the amended senior secured credit facility, certain defaults under agreements governing other material indebtedness could result in an event of default under the amended senior secured credit facility, in which case the lenders could elect to accelerate payments under the amended senior secured credit facility and terminate any commitments they have to provide future borrowings. As of June 30, 2026, we were in compliance with all financial and non-financial covenants.

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

Covenant Compliance

Under the Revolving Credit Facility portion of the amended senior secured credit facility, we are required to satisfy and maintain a consolidated net secured leverage ratio of 6.25x at the end of each fiscal quarter if the sum of (i) outstanding amount of all loans under the Revolving Credit Facility and (ii) all non-cash collateralized letters of credit issued under the Revolving Credit Facility in excess of $20 million is equal to or greater than 30% of the total commitments under the Revolving Credit Facility. The consolidated net secured leverage ratio is calculated as the ratio of consolidated net secured funded indebtedness, net of cash and cash equivalents, as defined by the amended senior secured credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated net secured funded indebtedness is comprised of indebtedness for borrowed money, letters of credit, deferred purchase price obligations and capital lease obligations, all of which is secured by leans on our property. In addition, the Term A-9 Loans will be subject to a 5.25x consolidated net secured leverage ratio commencing at the fiscal quarter ending December 31, 2024, which will, at our option, increase to 5.75x for four consecutive fiscal quarters following a material permitted acquisition. Our ability to meet either financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet either ratio. Any breach of either financial covenant could result in an event of default under the amended senior secured credit facility. Upon the occurrence of any event of default under the amended senior secured credit facility, the lenders could elect to declare all amounts outstanding under the amended senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. Any default and subsequent acceleration of payments under the amended senior secured credit facility would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under the amended senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to baskets and ratios based on Consolidated EBITDA. Our consolidated net secured leverage ratio as of June 30, 2026 is 1.70.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026
Net income	$235.3	$181.1	$461.6	$394.3	$866.0
Interest expense, net	107.0	105.5	212.4	210.7	428.0
Provision for income taxes	78.9	58.4	155.7	106.5	225.4
Depreciation and amortization	180.9	174.9	361.9	345.7	720.0
EBITDA	602.1	519.9	1,191.6	1,057.2	2,239.4
Stock-based compensation	62.0	60.2	123.7	112.9	268.5
Acquired EBITDA and cost savings (1)	—	—	—	—	18.5
Equity in earnings of unconsolidated affiliates, net	(3.0)	(1.6)	(6.9)	(3.9)	6.4
Investment gains (2)	(2.8)	(0.9)	(11.5)	(10.2)	(15.4)
Facilities and workforce restructuring	9.4	17.1	18.6	24.2	39.5
Acquisition related	0.6	1.7	1.5	3.0	10.1
Other (3)	4.0	4.9	7.5	11.0	47.5
Consolidated EBITDA	$672.3	$601.3	$1,324.5	$1,194.2	$2,614.5
Consolidated EBITDA attributable to noncontrolling interest (4)	(1.6)	(0.9)	(2.8)	(1.9)	(4.1)
Consolidated EBITDA attributable to SS&C common stockholders	$670.7	$600.4	$1,321.7	$1,192.3	$2,610.4

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
(3)
Other includes additional expenses and income that are permitted to be excluded per the terms of our amended senior secured credit facility from Consolidated EBITDA, a financial measure used in calculating our covenant compliance, and includes a loss on the sale of fixed assets of $33.3 million during the twelve months ended June 30, 2026.
(4)
Consolidated EBITDA attributable to noncontrolling interest represents the proportionate share of Consolidated EBITDA of DomaniRx, LLC (a consolidated joint venture) retained by our joint venture partners.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have generally invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

Interest Rate Risk

We derive revenues from investment earnings related to cash balances maintained in bank accounts on which we are the agent for clients. The balances maintained in the bank accounts will fluctuate. The effect of changes in interest rates attributable to earnings derived from cash balances we hold for clients is offset by changes in interest rates on our variable debt. For the six months ended June 30, 2026, our average daily cash balances of approximately $2.6 billion were maintained in such accounts. We estimate that a 100 basis point increase in the interest rate would equal approximately $12.8 million of net income, net of income taxes, on an annual basis.

At June 30, 2026, total variable interest rate debt was approximately $4,856.9 million. As of June 30, 2026, a 100 basis point increase in interest rates would result in an increase in interest expense of approximately $48.6 million per year.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2026, approximately 35% of our revenues were from clients located outside the United States and approximately 24% of our revenues were from currencies other than the United States dollar. The British pound represents the majority of revenues denominated in a currency other than the United States dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from the local currency. These transactions consist primarily of cross-currency intercompany balances and certain trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income, net. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency (i.e., the United States dollar), which could increase our exposure to foreign currency exchange rates. Our exposures to foreign currency exchange rates can also fluctuate as a result of acquisitions. Accordingly, we continuously assess and monitor our exposure to foreign currency exchange rates. We do not enter into any market risk sensitive instruments for trading or hedging purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the repurchases of our common stock in the six months ended June 30, 2026 (in millions, except average price per share):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (3)
April 1, 2026 – April 30, 2026	0.9	$69.72	0.9	$685.1
May 1, 2026 – May 31, 2026	3.2	$67.79	3.2	$1,423.8
June 1, 2026 – June 30, 2026	2.3	$68.25	2.3	$1,269.5
Total	6.4		6.4

(1) Information is based on trade dates of repurchase transactions.

(2) Represents shares repurchased in open market transactions pursuant to our common stock repurchase program.

(3) Stock repurchases from April 1, 2026 to May 19, 2026 were made pursuant to the common stock repurchase program authorized by our Board of Directors in May 2025. The program allowed for the purchase of up to $1.5 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases. Stock repurchases from May 20, 2026 to June 30, 2026 were made pursuant to the common stock repurchase program authorized by our Board of Directors in May 2026. The program allowed for the purchase of up to $1.5 billion of outstanding common stock in one or more transactions on the open market or in privately negotiated purchases.

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

Date: July 30, 2026